Form 10-Q
period 1996-06-30
NUMED SURGICAL INC
filed 1996-08-13
CIK 921878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB




        [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1996
                                       OR
        [   ]       TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  0-24362




                              NUMED SURGICAL, INC.
              (Exact name of small business issuer in its charter)


                    STATE OF NEVADA                      34-1755390
            (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)           Identification No.)

              6505 ROCKSIDE ROAD SUITE 425, INDEPENDENCE, OH  44131
            (Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code:  (216) 573-6522



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X      No
                             -----       -----

The number of shares outstanding of the Issuer's common stock at $.001 par value as of August 12, 1996, was 8,775,685.


                                 Form 10-QSB
                                      1

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                        NUMED SURGICAL, INC.
                           BALANCE SHEETS

                           ASSETS                            (UNAUDITED)
                           ------                              JUNE 30        MARCH 31
                       CURRENT ASSETS                           1996            1996
                       --------------                        -----------      ---------
Cash and Cash Equivalents                                         $6,376         $7,229
Accounts Receivable - Trade                                       63,071         43,687
Prepaid Expenses                                                   5,753            300
Inventories                                                       60,225         77,221
                                                             -----------      ---------
                    TOTAL CURRENT ASSETS                         135,425        128,437

PROPERTY AND EQUIPMENT, NET                                          980          1,842

                        OTHER ASSETS
                        ------------
Intangible Assets, net of accumulated amortization of
     $114,371 and $122,093 respectively                           57,352         65,074
Prototype Equipment, Net                                           1,433          1,689
                                                             -----------      ---------
                     TOTAL OTHER ASSETS                           58,785         66,763
                                                             -----------      ---------
                        TOTAL ASSETS                            $195,190       $197,042
                                                             -----------      ---------
                                                             -----------      ---------



            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
                    CURRENT LIABILITIES
                    -------------------
Accounts Payables                                                $43,325        $39,095
Accrued Expenses                                                  11,020         27,344
Short Term Borrowings                                             64,544         41,544
                                                             -----------      ---------
                 TOTAL CURRENT LIABILITIES                       118,889        107,983
                                                             -----------      ---------

                    STOCKHOLDERS' EQUITY
                    --------------------
Preferred Stock, Authorized 2,000,000, None Issued                     0              0
Common Stock, $.001 Par Value, Authorized 48,000,000
  Shares, 8,775,685 Issued and Outstanding                         8,776          8,776
Paid in Capital                                                  473,222        473,222
Accumulated Deficit                                             (405,697)      (392,939)
                                                             -----------      ---------
                 TOTAL STOCKHOLDERS' EQUITY                       76,301         89,059
                                                             -----------      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $195,190       $197,042
                                                             -----------      ---------
                                                             -----------      ---------


                      SEE NOTES TO FINANCIAL STATEMENTS
                                 Form 10-QSB
                                      2

                    NUMED SURGICAL, INC.
                  STATEMENTS OF OPERATIONS



                                                                   (UNAUDITED)
                                                            THREE MONTHS ENDED JUNE 30
                                                                 1996            1995
                                                               ---------      ---------
Sales                                                           $124,991       $108,345
Cost of Sales                                                     73,772         45,236
                                                               ---------      ---------
                        GROSS PROFIT                              51,219         63,109

GENERAL AND ADMINISTRATIVE EXPENSES
- -----------------------------------
Salary and Benefits                                               32,035         44,702
Professional Fees                                                  5,302         14,007
Travel and Entertainment                                           1,872          1,791
Occupancy                                                          2,353          2,448
Advertising and Marketing                                          5,420          2,671
Shareholder Relations                                                858            775
Director's Fees                                                        0          2,500
Office Expense                                                     5,937          4,129
Amortization and Depreciation                                      8,785          9,080
                                                               ---------      ---------
         TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                62,562         82,103
                                                               ---------      ---------

                       OPERATING LOSS                            (11,343)       (18,994)

OTHER INCOME (EXPENSES)
- -----------------------
Interest Income                                                        2            471
Interest Expense                                                  (1,417)          (275)
                                                               ---------      ---------
               TOTAL OTHER INCOME (EXPENSES)                      (1,415)           196
                                                               ---------      ---------

                          NET LOSS                              ($12,758)      ($18,798)
                                                               ---------      ---------
                                                               ---------      ---------

PER SHARE:
Net Loss                                                          ($0.00)        ($0.00)
                                                               ---------      ---------
                                                               ---------      ---------
Shares Used in Computing Per Share Information                 8,775,685      8,775,685



                      SEE NOTES TO FINANCIAL STATEMENTS
                                 Form 10-QSB
                                      3

                            NUMED SURGICAL, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                              COMMON STOCK         ADDITIONAL
                                           --------------------      PAID-IN     ACCUMULATED
                                             SHARES     DOLLARS      CAPITAL       DEFICIT       TOTAL
                                           ---------    -------      --------    -----------     -------
BALANCE AT APRIL 1, 1994                   5,175,685      5,176       183,674       (72,895)     115,955

Private Placement of Common Stock,
    Net of Commissions and Fees            3,600,000      3,600       288,048                    291,648

Net Loss                                                                           (124,781)    (124,781)
                                           ---------    -------      --------    -----------     -------
BALANCE AT MARCH 31, 1995                  8,775,685      8,776       471,722      (197,676)     282,822
                                           ---------    -------      --------    -----------     -------

Write-off of Agent Fees                                                 1,500                      1,500

Net Loss                                                                           (195,263)    (195,263)
                                           ---------    -------      --------    -----------     -------
BALANCE AT MARCH 31, 1996                  8,775,685      8,776       473,222      (392,939)      89,059
                                           ---------    -------      --------    -----------     -------
                                           ---------    -------      --------    -----------     -------

Net Loss                                                                            (12,758)     (12,758)
                                           ---------    -------      --------    -----------     -------
BALANCE AT JUNE 30, 1996                   8,775,685     $8,776      $473,222     ($405,697)     $76,301
                                           ---------    -------      --------    -----------     -------
                                           ---------    -------      --------    -----------     -------




                      SEE NOTES TO FINANCIAL STATEMENTS
                                 Form 10-QSB
                                      4

                              NUMED SURGICAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                                        (UNAUDITED)
                                                               THREE MONTHS ENDED JUNE 30
                                                                  1996            1995
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                      ($12,760)      ($18,798)
  Adjustments to Reconcile Net Loss to Net Cash
    Used in Operating Activies:
      Depreciation and Amortization                                8,785          9,080
     (Decrease) Increase in Cash Due to Net Changes in
       Operating Assets and Liabilities:
          Accounts Receivable                                    (19,384)       (10,479)
          Inventories                                             16,996         (6,228)
          Prepaid Expenses and Other Assets                       (5,453)       (11,296)
          Accounts Payable                                         4,230         10,727
          Accrued Expenses                                       (16,324)        (2,271)
                                                                ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                            (23,910)       (29,265)
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                                  56         (1,209)
                                                                ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   56         (1,209)
                                                                ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Short-Term Borrowings                             23,000              0
  Payments on Short-Term Borrowings                                    0         (6,023)
                                                                ---------      ---------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES         23,000         (6,023)
                                                                ---------      ---------


Decrease in Cash and Cash Equivalents                               (854)       (36,497)
Cash and Cash Equivalents at Beginning of Period                   7,229        123,289
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $6,375        $86,792
                                                                ---------      ---------
                                                                ---------      ---------



                      SEE NOTES TO FINANCIAL STATEMENTS
                                 Form 10-QSB
                                      5

NUMED SURGICAL, INC.

NOTES TO FINANCIAL STATEMENTS - (UNAUDITED)
JUNE 30, 1996

NOTE A- BASIS OF PREPARATION

GENERAL

The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of the Company's management necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three months ended June 30, 1995 and 1996. The results for the three months ended June 30, 1996, are not necessarily indicative of results to be expected for the full year. References should be made to the Company's Form 10-KSB for the year ended March 31, 1996, for additional disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
The following is an analysis of the operations of NuMED Surgical for the three months ended June 30, 1996 and 1995 and should be read in conjunction with the Company's financial statements that appear elsewhere in this report.

RESULTS OF OPERATIONS:
Net revenues from patient positioning products for the three months ended June 30, 1996 were $124,991 as compared to $108,345 for the same period one year ago. This represents a increase of $16,646 or 13% over the same period one year ago. This increase was due mainly to the introduction of two new products; Liftmate and Infinity Stirrups. The Company expects this growth to continue despite the fact that pressure remains on controling hospital and healthcare budgets.

The gross profit for the three months ended June 30, 1996, was $51,219 or 41% of revenues as compared to $63,109 or 58% the same period one year ago. The decreases for the three month period in gross profit as a percentage of revenues was due to a shift in product mix, penetration pricing strategy on the Infinity Stirrup, additional discounting to obtain sales, and a price increase from a major supplier. The price increase scheduled for first quarter 1997 was delayed due to market conditions. The price increase will be effective in September.

Total general and administrative expenses as a percentage of revenues for the three months ended June 30, 1996 decreased to 43% as compared to 67% for the same period one year ago. This is a decrease of $19,244 or 14% for the same period one year ago. Expenditures for salaries and benefits for the three months ended June 30, 1996 were $32,035 as compared to $44,702 for the same period one year ago. This represents a decrease of $12,667 or 15% as compared to the same period one year ago. This decrease was primarily due to the change in the Company's corporate management structure. Professional fees for the three months ended June 30, 1996 were $5,303 as compared to $14,007 for the same period one year ago. This decrease is due to the cancellation of the management services


                                 Form 10-QSB
contract for management, corporate funding, finance, accounting services and marketing.

The operating loss decreased approximately 40% or $7,651 from ($18,994) to ($11,343). This decrease was primarily due to the change in the Company's corporate management structure and the cancelation of the management services contract. As a result of the foregoing, the Company had a net loss of $12,758 for the three months ended June 30, 1996, as compared to a net loss of $18,798 for the three months ended June 30, 1995.

The Company is working on its plan to increase sales on its two newly introduced products by developing strategic alliances with key players in the market. The Company will continue to develop plans to distribute the products through direct sales, through original equipment manufacturers, through dealers and catalog sales. Major manufacturer representative organizations have been contracted for national distribution coverage. A major amount of resources will be devoted to these products due to the immediate potential.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and cash equivalents decreased to $6,376 at June 30, 1996 from $7,229 at March 31, 1996, which is a net decrease of $853 resulting mostly from operating losses. The Company financed operations using net proceeds raised in a private offering of common stock in mid 1994 and the line of credit. At June 30, 1996, the Company had $64,544 outstanding on its line of credit. The Company continues to experience negative cash flow from operating losses and the relatively long collection cycle for its receivables, resulting from sales subject to customer evaluation and acceptance. It is anticipated that the Company will begin to experience postive cash flows.

If the Company is unable to fund its new product line, it may have to sell or lease certain tangible and intangible assets. Additionally, NuMED Surgical will have to cease product development and acquisition programs and devote funding to current operations until cash reserves are sufficient to continue product development and acquisition programs.

If NuMED Surgical is not able to introduce the newly acquired products as planned or delays occur in production, it may be necessary to obtain additional bank financing, seek a joint venture, and/or issue additional stock in order to finance the commercialization of the two product lines. Over the long term it is anticipated that NuMED Surgical will fund operations through profits, if any, derived from acquired businesses, sales of internally developed products and sales from currently distributed products. There can be no assurance that the Company will achieve profitability, and additional funding through the sale of debt or equity securities may be necessary. While the Company believes that a ready market exists for its products, there are other companies that sell similar products, some of which are more adequately funded.

                       PART II:  OTHER INFORMATION

ITEM 1-5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                 Form 10-QSB

a.  Exhibits: None.

b.  Reports on Form 8-K: None.

                                 Form 10-QSB

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  AUGUST 12, 1996                 /s/ Michael J. Diroff
                                       ---------------------------------------
                                       Michael J. Diroff
                                       President, Chief Accounting Officer
                                       and Director



                                 Form 10-QSB

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  AUGUST 12, 1996
                                       ---------------------------------------
                                       Michael J. Diroff
                                       President, Chief Accounting Officer
                                       and Director



                                 Form 10-QSB