Form 10QSB
period 1996-09-30
NUMED SURGICAL INC
filed 1996-11-13
CIK 921878

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-QSB




            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended September 30, 1996

                                          OR

            [ ]       TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File Number:  0-24362




                                 NuMED SURGICAL, INC.
                 (Exact name of small business issuer in its charter)


                  STATE OF NEVADA                                34-1755390
                  ---------------                                -----------
           (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                   Identification No.)

                  6505 ROCKSIDE ROAD SUITE 425, INDEPENDENCE, OH  44131
                 --------------------------------------------------------
                 (Address of principal executive offices)      (Zip Code)

           Issuer's telephone number, including area code:  (216) 573-6522





Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X      No
                                      ----        ----

The number of shares outstanding of the Issuer's common stock at $.001 par value as of October 8, 1996, was 8,775,685.

                                    Form 10-QSB

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   NuMED SURGICAL, INC.

                                      BALANCE SHEETS


                                                                 (UNAUDITED)
                                 ASSETS                          SEPTEMBER 30         MARCH 31
                             CURRENT ASSETS                          1996               1996
                             --------------                     ----------------   --------------
Cash and Cash Equivalents                                                 $8,904           $7,229
Accounts Receivable - Trade                                               34,018           43,687
Prepaid Expenses                                                          19,127              300
Inventories                                                               62,977           77,221
                                                                ----------------   --------------
                           TOTAL CURRENT ASSETS                          125,026          128,437

PROPERTY AND EQUIPMENT, NET                                                  118            1,842

                              OTHER ASSETS
                              ------------

Intangible Assets, net of accumulated amortization of
   $114,371 and $129,815 respectively                                     49,630           65,074
Prototype Equipment, Net                                                   1,176            1,689
                                                                ----------------   --------------
                           TOTAL OTHER ASSETS                             50,806           66,763
                                                                ----------------   --------------
                             TOTAL ASSETS                               $175,950         $197,042
                                                                ----------------   --------------
                                                                ----------------   --------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
                   CURRENT LIABILITIES
                   -------------------

Accounts Payables                                                        $55,708          $39,095
Accrued Expenses                                                           5,070           27,344
Short Term Borrowings                                                     64,544           41,544
                                                                ----------------   --------------
                     TOTAL CURRENT LIABILITIES                           125,322          107,983
                                                                ----------------   --------------

                      STOCKHOLDERS' EQUITY
                      --------------------

Preferred Stock, Authorized 2,000,000, None Issued                             0                0
Common Stock, $.001 Par Value, Authorized 48,000,000
 Shares, 8,775,685 Issued and Outstanding                                  8,776            8,776
Paid in Capital                                                          473,222          473,222
Accumulated Deficit                                                     (431,370)        (392,939)
                                                                ----------------   --------------
                    TOTAL STOCKHOLDERS' EQUITY                            50,628           89,059
                                                                ----------------   --------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $175,950         $197,042
                                                                ----------------   --------------
                                                                ----------------   --------------


                                 SEE NOTES TO FINANCIAL STATEMENTS
                                          FORM 10-QSB
                                               2

                                      NuMED SURGICAL, INC.

                                     STATEMENTS OF OPERATIONS

                                                                             (UNAUDITED)
                                                                   THREE MONTHS ENDED SEPTEMBER 30
                                                                      1996                   1995
                                                                ----------------        --------------
Sales                                                                   $106,024              $66,239
Cost of Sales                                                             67,607               35,771
                                                                ----------------        --------------
                              GROSS PROFIT                                38,417               30,468

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

Salary and Benefits                                                       30,701               56,128
Professional Fees                                                          3,839               20,551
Travel and Entertainment                                                   2,638                3,449
Occupancy                                                                  3,111                6,242
Advertising and Marketing                                                  7,473                5,280
Shareholder Relations                                                        609                  947
Director's Fees                                                                0                2,000
Office Expense                                                             4,804               (1,024)
Amortization and Depreciation                                              8,784                9,079
                                                                ----------------        --------------
             TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                    61,959              102,652
                                                                ----------------        --------------

                          OPERATING LOSS                                 (23,542)             (72,184)

OTHER INCOME (EXPENSES)
-----------------------

Interest Income                                                                1                    0
Interest Expense                                                          (2,131)                 106
                                                                ----------------        --------------
                      TOTAL OTHER INCOME (EXPENSES)                       (2,130)                 106
                                                                ----------------        --------------

                              NET LOSS                                  ($25,672)            ($72,078)
                                                                ----------------        --------------
                                                                ----------------        --------------

PER SHARE:
Net Loss                                                                  ($0.00)              ($0.01)
                                                                ----------------        --------------
                                                                ----------------        --------------
Shares Used in Computing Per Share Information                         8,775,685            8,775,685


                                      SEE NOTES TO FINANCIAL STATEMENTS
                                               FORM 10-QSB
                                                     3

                                           NuMED SURGICAL, INC.

                                         STATEMENTS OF OPERATIONS

                                                                            (UNAUDITED)
                                                                    SIX MONTHS ENDED SEPTEMBER 30
                                                                     1996                    1995
                                                                ----------------        --------------
Sales                                                                   $231,015             $174,584
Cost of Sales                                                            141,379               81,007
                                                                ----------------        --------------
                           GROSS PROFIT                                   89,636               93,577

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

Salary and Benefits                                                       62,736              100,830
Professional Fees                                                          9,141               34,558
Travel and Entertainment                                                   4,510                5,240
Occupancy                                                                  5,464                8,690
Advertising and Marketing                                                 12,893                7,951
Shareholder Relations                                                      1,467                1,722
Director's Fees                                                                0                4,500
Office Expense                                                            10,741                3,105
Amortization and Depreciation                                             17,569               18,159
                                                                ----------------        --------------
                TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                124,521              184,755
                                                                ----------------        --------------

                          OPERATING LOSS                                 (34,885)             (91,178)

OTHER INCOME (EXPENSES)
-----------------------

Interest Income                                                                3                  471
Interest Expense                                                          (3,549)                (169)
                                                                ----------------        --------------
                      TOTAL OTHER INCOME (EXPENSES)                       (3,546)                 302
                                                                ----------------        --------------

                              NET LOSS                                  ($38,431)            ($90,876)
                                                                ----------------        --------------
                                                                ----------------        --------------

PER SHARE:
Net Loss                                                                  ($0.00)              ($0.01)
                                                                ----------------        --------------
                                                                ----------------        --------------
Shares Used in Computing Per Share Information                         8,775,685            8,775,685


                                   SEE NOTES TO FINANCIAL STATEMENTS
                                            FORM 10-QSB
                                                 4

                                         NuMED SURGICAL, INC.

                             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            COMMON STOCK            ADDITIONAL
                                            ------------             PAID-IN          ACCUMULATED
                                           SHARES   DOLLARS          CAPITAL            DEFICIT        TOTAL
                                         --------- ----------    ---------------     -------------  -----------
BALANCE AT APRIL 1, 1994                 5,175,685   5,176           183,674            (72,895)      115,955

Private Placement of Common Stock,
  Net of Commissions and Fees            3,600,000   3,600           288,048                          291,648

Net Loss                                                                               (124,781)     (124,781)
                                         --------- ----------    ---------------     -------------  -----------
BALANCE AT MARCH 31, 1995                8,775,685   8,776           471,722           (197,676)      282,822
                                         --------- ----------    ---------------     -------------  -----------

Write-off of Agent Fees                                                1,500                            1,500

Net Loss                                                                               (195,263)     (195,263)
                                         --------- ----------    ---------------     -------------  -----------
BALANCE AT MARCH 31, 1996                8,775,685   8,776           473,222           (392,939)       89,059
                                         --------- ----------    ---------------     -------------  -----------
                                         --------- ----------    ---------------     -------------  -----------

Net Loss                                                                                (38,431)      (38,431)
                                         --------- ----------    ---------------     -------------  -----------
BALANCE AT SEPTEMBER 30, 1996            8,775,685  $8,776          $473,222          ($431,370)      $50,628
                                         --------- ----------    ---------------     -------------  -----------
                                         --------- ----------    ---------------     -------------  -----------


                                               SEE NOTES TO FINANCIAL STATEMENTS
                                                        FORM 10-QSB

                                             NuMED SURGICAL, INC.

                                            STATEMENTS OF CASH FLOWS


                                                                                   (UNAUDITED)
                                                                          SIX MONTHS ENDED SEPTEMBER 30
                                                                              1996                1995
                                                                       ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                     ($38,432)           ($90,876)
 Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activies:
    Depreciation and Amortization                                               17,569              18,159
    (Decrease) Increase in Cash Due to Net Changes in
      Operating Assets and Liabilities:
        Accounts Receivable                                                      9,669              (1,707)
        Inventories                                                             14,244             (19,889)
        Prepaid Expenses and Other Assets                                      (18,827)             (5,489)
        Accounts Payable                                                        16,613               7,623
        Accrued Expenses                                                       (22,274)             (1,805)
                                                                       ----------------     --------------
NET CASH USED IN OPERATING ACTIVITIES                                          (21,438)            (93,984)
                                                                       ----------------     --------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment                                                113              (1,153)
                                                                       ----------------     --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                113              (1,153)
                                                                       ----------------     --------------


CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Short-Term Borrowings                                            23,000                   0
 Payments on Short-Term Borrowings                                                   0             (12,000)
                                                                       ----------------     --------------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                       23,000             (12,000)
                                                                       ----------------     --------------

Increase (Decrease) in Cash and Cash Equivalents                                 1,675            (107,137)
Cash and Cash Equivalents at Beginning of Period                                 7,229             123,289
                                                                       ----------------     --------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $8,904             $16,152
                                                                       ----------------     --------------
                                                                       ----------------     --------------

                                      SEE NOTES TO FINANCIAL STATEMENTS
                                                FORM 10-QSB
                                                      6

NuMED SURGICAL, INC.

NOTES TO FINANCIAL STATEMENTS - (UNAUDITED)
SEPTEMBER 30, 1996

NOTE A - BASIS OF PREPARATION

GENERAL

The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of the Company's management necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the six months ended September 30, 1995 and 1996. The results for the six months ended September 30, 1996, are not necessarily indicative of results to be expected for the full year. References should be made to the Company's Form 10-KSB for the year ended March 31, 1996, for additional disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
The following is an analysis of the operations of NuMED Surgical for the three and six months ended September 30, 1996 and 1995 and should be read in conjunction with the Company's financial statements that appear elsewhere in this report.

RESULTS OF OPERATIONS:
Net revenues for the three and six months ended September 30, 1996 were $106,024 and $231,015 as compared to $66,239 and $174,584 for the same periods one year ago. This represents an increase of $39,785 and $56,431 or 38% and 24% over the same periods one year ago. This increase was due mainly to the introduction of two new products; Liftmate and Infinity Stirrups. The Company expects this growth to continue despite the fact that pressure remains on controling hospital and healthcare budgets.

The gross profit for the three and six months ended September 30, 1996, were $38,417 and $89,636 or 36% and 39% of revenues as compared to $30,468 and $93,577 or 46% and 54% the same periods one year ago. The decreases for the three and six month periods in gross profit as a percentage of revenues was due to a shift in product mix, penetration pricing strategy on the Infinity Stirrup, additional discounting to obtain sales, and a price increase from a major supplier. The price increase scheduled for fiscal first quarter 1997 was delayed due to market conditions. The price increase has been further delayed.

Total general and administrative expenses as a percentage of revenues for the three and six months ended September 30, 1996 decreased to 58% and 54% as compared to 155% and 106% for the same periods one year ago. This is a decrease of $40,693 and $60,234 or 66% and 48% for the same periods one year ago. Expenditures for salaries and benefits for the three and six months ended September 30, 1996 were $30,701 and $62,736 as compared to $56,128 and $100,830 for the same periods one year ago. This represents a decrease of $25,427 and $38,094 or 83% and 61% as

                                   Form 10-QSB
compared to the same periods one year ago. This decrease was primarily due to the change in the Company's corporate management structure. Professional fees for the three and six months ended September 30, 1996 were $3,839 and $9,141 as compared to $20,551 and $34,558 for the same periods one year ago. This decrease is due to the cancellation of the management services contract for management, corporate funding, finance, accounting services and marketing.

The operating loss decreased approximately 161% or $56,293 from ($91,178) to ($34,885). This decrease was primarily due to the change in the Company's corporate management structure and the cancelation of the management services contract and overall tighter controls on spending. As a result of the foregoing, the Company had a net loss of $38,430 for the six months ended September 30, 1996, as compared to a net loss of $90,876 for the six months ended September 30, 1995.

The Company is working on its plan to increase sales on its two newly introduced products by developing strategic alliances with key players in the market, obtaining national contracts, and by being added to state bid lists. The Company will continue to develop plans to distribute the products through direct sales, through original equipment manufacturers, through dealers and catalog sales. Major manufacturer representative organizations have been contracted for national distribution coverage. A major amount of resources will be devoted to these products due to the immediate potential and a very positive customer response.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and cash equivalents increased to $8,904 at September 30, 1996 from $7,229 at March 31, 1996, which is a net increase of $1,675 resulting mostly from short term borrowings. The Company financed operations using net proceeds raised in a private offering of common stock in mid 1994 and the line of credit. At September 30, 1996, the Company had $64,544 outstanding on its line of credit. The Company continues to experience negative cash flow from operating losses and the relatively long collection cycle for its receivables, resulting from sales subject to customer evaluation and acceptance. It is anticipated that the Company will begin to experience postive cash flows.

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

                                 Form 10-QSB

                             PART II:  OTHER INFORMATION

ITEM 1-5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a.   Exhibits: None.

b.   Reports on Form 8-K: None.




                                       Form 10-QSB

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  OCTOBER 8, 1996                      /s/ Michael J. Diroff
                                            ----------------------------------
                                            Michael J. Diroff
                                            President, Chief Accounting Officer
                                            and Director


                                       Form 10-QSB