Form 10QSB
period 1996-12-31
NUMED SURGICAL INC
filed 1997-02-10
CIK 921878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter Ended December 31, 1996
                                       OR
          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  0-24362



                              NuMED SURGICAL, INC.
              (Exact name of small business issuer in its charter)


               STATE OF NEVADA                              34-1755390
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

            6505 Rockside Road Suite 425, Independence, OH     44131
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

         Issuer's telephone number, including area code:  (216) 573-6522


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                   ---         ---

The number of shares outstanding of the Issuer's common stock at $.001 par value as of February 7, 1997, was 8,775,685.


                                   Form 10-QSB

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              NuMED SURGICAL, INC.
                                 BALANCE SHEETS

                                                        (UNAUDITED)
                           ASSETS                       DECEMBER 31     MARCH 31
                       CURRENT ASSETS                      1996           1996
                                                        -----------     --------

Cash and Cash Equivalents                                  $4,712        $7,229
Accounts Receivable - Trade                                53,549        43,687
Prepaid Expenses                                           11,985           300
Inventories                                                61,070        77,221
                                                        -----------     --------
                    TOTAL CURRENT ASSETS                  131,316       128,437

PROPERTY AND EQUIPMENT, NET                                     0         1,842

                        OTHER ASSETS

Intangible Assets, net of accumulated amortization of
     $114,371 and $137,537 respectively                    44,777        65,074
Prototype Equipment, Net                                      920         1,689
                                                        -----------     --------
                     TOTAL OTHER ASSETS                    45,697        66,763
                                                        -----------     --------
                        TOTAL ASSETS                     $177,013      $197,042
                                                        -----------     --------
                                                        -----------     --------



            LIABILITIES AND STOCKHOLDERS' EQUITY
                     CURRENT LIABILITIES

Accounts Payables                                         $37,894       $39,095
Accrued Expenses                                            3,748        27,344
Short Term Borrowings                                      64,544        41,544
                                                        -----------     --------
                  TOTAL CURRENT LIABILITIES               106,186       107,983
                                                        -----------     --------



                    STOCKHOLDERS' EQUITY

Preferred Stock, Authorized 2,000,000, None Issued              0             0
Common Stock, $.001 Par Value, Authorized 48,000,000
  Shares, 8,775,685 Issued and Outstanding                  8,776         8,776
Paid in Capital                                           473,222       473,222
Accumulated Deficit                                     (411,171)     (392,939)
                                                        -----------     --------
                 TOTAL STOCKHOLDERS' EQUITY                70,827        89,059
                                                        -----------     --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $177,013      $197,042
                                                        -----------     --------
                                                        -----------     --------


                        SEE NOTES TO FINANCIAL STATEMENTS
                                   FORM 10-QSB
                                        2

                              NuMED SURGICAL, INC.
                            STATEMENTS OF OPERATIONS


                                                            (UNAUDITED)
                                                  THREE MONTHS ENDED DECEMBER 31
                                                      1996               1995
                                                  ------------       -----------

Sales                                               $145,118          $107,638
Cost of Sales                                         65,803            57,896
                                                  ------------       -----------
              GROSS PROFIT                            79,315            49,742

GENERAL AND ADMINISTRATIVE EXPENSES

Salary and Benefits                                   25,348            64,446
Professional Fees                                      9,132            10,940
Travel and Entertainment                               2,348             5,508
Occupancy                                              2,626             5,014
Advertising and Marketing                              4,552             2,175
Shareholder Relations                                  1,819               695
Director's Fees                                            0                 0
Office Expense                                         3,660             1,374
Amortization and Depreciation                          8,041             9,080
                                                  ------------       -----------
           TOTAL GENERAL AND
         ADMINISTRATIVE EXPENSES                      57,526            99,232
                                                  ------------       -----------

         OPERATING INCOME (LOSS)                      21,789           (49,490)

OTHER INCOME (EXPENSES)

Interest Income                                            0               640
Interest Expense                                      (1,590)             (170)
                                                  ------------       -----------
      TOTAL OTHER INCOME (EXPENSES)                   (1,590)              470
                                                  ------------       -----------
            NET INCOME (LOSS)                        $20,199          ($49,020)
                                                  ------------       -----------
                                                  ------------       -----------

PER SHARE:
Net Loss                                               $0.00            ($0.01)
                                                  ------------       -----------
                                                  ------------       -----------
Shares Used in Computing Per Share Information     8,775,685         8,775,685



                        SEE NOTES TO FINANCIAL STATEMENTS
                                   FORM 10-QSB
                                        3

                              NuMED SURGICAL, INC.
                            STATEMENTS OF OPERATIONS


                                                             (UNAUDITED)
                                                   NINE MONTHS ENDED DECEMBER 31
                                                      1996               1995
                                                  ------------       -----------

Sales                                               $376,133          $282,223
Cost of Sales                                        207,182           138,904
                                                  ------------       -----------
              GROSS PROFIT                           168,951           143,319

GENERAL AND ADMINISTRATIVE EXPENSES

Salary and Benefits                                   88,084           165,275
Professional Fees                                     18,273            45,498
Travel and Entertainment                               6,858            10,748
Occupancy                                              8,090            13,704
Advertising and Marketing                             17,445            10,127
Shareholder Relations                                  3,286             2,417
Director's Fees                                            0             4,500
Office Expense                                        14,401             4,479
Amortization and Depreciation                         25,610            27,239
                                                  ------------       -----------
       TOTAL GENERAL AND ADMINISTRATIVE EXPENSES     182,047           283,987
                                                  ------------       -----------
                     OPERATING LOSS                  (13,096)         (140,668)

OTHER INCOME (EXPENSES)

Interest Income                                            3             1,111
Interest Expense                                      (5,140)             (339)
                                                  ------------       -----------
               TOTAL OTHER INCOME (EXPENSES)          (5,137)              772
                                                  ------------       -----------
                         NET LOSS                   ($18,233)        ($139,896)
                                                  ------------       -----------
                                                  ------------       -----------
PER SHARE:
Net Loss                                              ($0.00)           ($0.02)
                                                  ------------       -----------
                                                  ------------       -----------
Shares Used in Computing Per Share Information     8,775,685         8,775,685



                        SEE NOTES TO FINANCIAL STATEMENTS
                                   FORM 10-QSB
                                        4

                              NuMED SURGICAL, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                               COMMON STOCK            ADDITIONAL
                                               ------------              PAID-IN           ACCUMULATED
                                          SHARES           DOLLARS       CAPITAL             DEFICIT        TOTAL
                                        -----------       --------    ------------         -----------     ----------
BALANCE AT APRIL 1, 1994                 5,175,685          5,176        183,674             (72,895)       115,955

Private Placement of Common Stock,
  Net of Commissions and Fees            3,600,000          3,600        288,048                            291,648

Net Loss                                                                                    (124,781)      (124,781)

                                        -----------       --------    ------------         -----------     ----------
BALANCE AT MARCH 31, 1995                8,775,685          8,776        471,722            (197,676)       282,822
                                        -----------       --------    ------------         -----------     ----------

Write-off of Agent Fees                                                    1,500                              1,500

Net Loss                                                                                    (195,263)      (195,263)

                                        -----------       --------    ------------         -----------     ----------
BALANCE AT MARCH 31, 1996                8,775,685          8,776        473,222            (392,939)        89,059
                                        -----------       --------    ------------         -----------     ----------
                                        -----------       --------    ------------         -----------     ----------
Net Loss                                                                                     (18,232)       (18,232)

                                        -----------       --------    ------------         -----------     ----------
BALANCE AT DECEMBER 31, 1996             8,775,685         $8,776       $473,222           ($411,171)       $70,827
                                        -----------       --------    ------------         -----------     ----------
                                        -----------       --------    ------------         -----------     ----------



                        SEE NOTES TO FINANCIAL STATEMENTS
                                   FORM 10-QSB
                                        5

                              NuMED SURGICAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       (UNAUDITED)
                                                              NINE MONTHS ENDED DECEMBER 31
                                                                 1996                1995
                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                      ($18,233)         ($139,896)
 Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activies:
   Depreciation and Amortization                                 25,610             27,239
  (Decrease) Increase in Cash Due to Net Changes in
   Operating Assets and Liabilities:
    Accounts Receivable                                          (9,862)            (7,809)
    Inventories                                                  16,151            (17,709)
    Prepaid Expenses and Other Assets                           (11,685)            (3,403)
    Accounts Payable                                             (1,201)            (5,971)
    Accrued Expenses                                            (23,596)              (245)
                                                             -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                           (22,816)          (147,794)
                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Intangibles                                         (2,870)                 0
 Purchase of Property and Equipment                                (169)            (1,096)
                                                             -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                            (2,701)            (1,096)
                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Short-Term Borrowings                             23,000             40,500
 Payments on Short-Term Borrowings                                    0            (12,000)
                                                             -----------        -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                  23,000             28,500
                                                             -----------        -----------

Decrease in Cash and Cash Equivalents                            (2,517)          (120,390)
Cash and Cash Equivalents at Beginning of Period                  7,229            123,289
                                                             -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $4,712             $2,899
                                                             -----------        -----------
                                                             -----------        -----------



                        SEE NOTES TO FINANCIAL STATEMENTS
                                   FORM 10-QSB
                                        6

NuMED SURGICAL, INC.

NOTES TO FINANCIAL STATEMENTS - (UNAUDITED)
DECEMBER 31, 1996

NOTE A- BASIS OF PREPARATION

GENERAL

The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of the Company's management necessary to present fairly the financial position as of December 31, 1996, and the results of operations and cash flows for the nine months ended December 31, 1995 and 1996. The results for the nine months ended December 31, 1996, are not necessarily indicative of results to be expected for the full year. References should be made to the Company's Form 10-KSB for the year ended March 31, 1996, for additional disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
The following is an analysis of the operations of NuMED Surgical for the three and nine months ended December 31, 1996 and 1995 and should be read in conjunction with the Company's financial statements that appear elsewhere in this report.

RESULTS OF OPERATIONS:
Net revenues for the three and nine months ended December 31, 1996 were $145,118 and $376,133 as compared to $107,638 and $282,223 for the same periods one year ago. This represents an increase of $37,480 and $56,431 or 26% and 25% over the same periods one year ago. This increase was due mainly to the introduction of two new products; Liftmate and Infinity Stirrups. The Company is uncertain whether the revenue growth will continue due to pressure on controlling hospital and healthcare budgets and increasing competition from alternative distribution channels, mainly catalog sales.

The gross profit for the three and nine months ended December 31, 1996, were $79,315 and $168,951 or 55% and 45% of revenues as compared to $49,742 and $143,319 or 46% and 51% the same periods one year ago. The decreases for nine month period in gross profit as a percentage of revenues was due to a shift in product mix, penetration pricing strategy on the Infinity Stirrup, additional discounting to obtain sales, and a price increase from a major supplier. The Company anticipates further downward pressure on gross profit due to continued price competition driven by catalog sales, large buying groups and continued political pressures on the health care industry.

Total general and administrative expenses as a percentage of revenues for the three and nine months ended December 31, 1996 decreased to 40% and 48% as compared to 92% and 101% for the same periods one year ago. This is a decrease of $41,706 and $101,940 or 72% and 56% for the same periods one year ago. Expenditures for salaries and benefits for the three and nine months ended December 31, 1996 were $25,348 and $88,084 as compared to $64,446 and $165,275 for the same


                                   Form 10-QSB
periods one year ago. This represents a decrease of $39,098 and $77,191 or 154% and 88% as compared to the same periods one year ago. This decrease was primarily due to the change in the Company's corporate management structure. Professional fees for the three and nine months ended December 31, 1996 were $9,132 and $18,273 as compared to $10,940 and $45,498 for the same periods one year ago. This decrease is due to the cancellation of the management services contract for management, corporate funding, finance, accounting services and marketing.

The operating loss decreased approximately 974% or $127,572 from ($140,668) to ($13,096). This decrease was primarily due to the change in the Company's corporate management structure and the cancellation of the management services contract and overall tighter controls on spending. As a result of the foregoing, the Company had a net loss of $18,233 for the nine months ended December 31, 1996, as compared to a net loss of $139,896 for the nine months ended December 31, 1995.

The Company is evaluating its position in the market to determine strategic direction. Under consideration is the selling of some or all of its assets. Significant resources will be required to continue the promotion of the two newly introduced products and efforts are underway to obtain these resources. However, there is no assurance that these resources will be available.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and cash equivalents decreased to $4,712 at December 31, 1996 from $7,229 at March 31, 1996, which is a net decrease of $2,517. The Company financed operations from cash flow and the funds available under its line of credit. At December 31, 1996, the Company had $64,544 outstanding on its line of credit. The Company continues to experience negative cash flow from operating losses and the relatively long collection cycle for its receivables, resulting from sales subject to customer evaluation and acceptance. It is anticipated that the Company will begin to experience positive cash flows.

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


                                   Form 10-QSB

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
a.   Exhibits: None.

b.   Reports on Form 8-K: None.


                                   Form 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




DATE:  FEBRUARY 7, 1997                           /s/Michael J. Diroff
                                                  ---------------------------
                                                  Michael J. Diroff
                                                  President, Chief Accounting
                                                  Officer and Director


                                   Form 10-QSB