Form 10KSB
period 1997-03-31
NUMED SURGICAL INC
filed 1997-06-30
CIK 921878

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-KSB

               [X]    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       or

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

                        Commission File Number:  0-24362

                              NUMED SURGICAL, INC.
                 (Name of Small Business Issuer in its charter)

                      Nevada                                     34-1755390
                      ------                                     ----------
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
organization)                                              Identification No.)

   6505 Rockside Road, Suite 425                                    44131
                                                                    -----
        Independence, Ohio                                        (Zip Code)
        ------------------
   (Address of principal executive offices)


                          Issuer's telephone number: (216) 573-6522

                              -------------------

Securities to be registered under Section 12(b) of the Act:

                Title of each class          Name of each exchange on which
                to be so registered           each class is to registered
                -------------------           ---------------------------
                       None                          Not applicable

Securities to be registered under Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                   (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein; and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ X ]

Issuer's revenues for its most recent fiscal year are $488,340.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of June 16, 1996, was 8,775,685. The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and ask prices of such Common Stock, as of June 26, 1997, was $1,096,961.

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES [   ]  NO [ X ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

     INTRODUCTION. NuMED Surgical, Inc. ("NuMED Surgical" or the "Company") was incorporated in the State of Nevada on October 18, 1993, by NuMED Home Health Care, Inc., also a Nevada corporation ("NuMED HHC"). NuMED Surgical was formed for the purpose of spinning-off to the stockholders of NuMED HHC the surgical/medical products division of NuMED HHC. In preparation for the spin-off, certain assets and liabilities of NuMED HHC's surgical/medical products division and NuMED Technologies, Inc. ("NuMED Tech"), a wholly-owned subsidiary of NuMED HHC, were transferred by NuMED HHC to NuMED Surgical in exchange for 5,175,685 shares of the Common Stock, par value $.001 per share, of NuMED Surgical (the "NuMED Surgical Common Stock"). NuMED HHC distributed the NuMED Surgical Common Stock to its stockholders of record as of September 30, 1993
(the "Record Date").   Each NuMED HHC stockholder of record as of the Record
Date received one (1) share of NuMED Surgical Common Stock for every one (1) share of the NuMED HHC Common Stock, par value $.001 per share, held on the Record Date. NuMED Surgical had no operations or business history other than as a division or wholly-owned subsidiary of NuMED HHC.

     NuMED Surgical has been actively engaged in the research, development and distribution of medical instruments and surgical supplies since February 1991 to the health care market. The Company, also has been actively engaged in the contract manufacturing and distribution of products for assistive living, self-care and homecare. Both of these markets are becoming extremely competitive with direct manufacturers and catalog merchandisers entering the market. In addition to the other merchandisers entering this market, the original surgical table manufacturers are becoming more aggressive in marketing table accessories thus making it more difficult to compete in this market of group purchasing.
However, the major factor was that the Company's major manufacturer, AMATECH Corporation, is becoming a significant force in the market that was occupied by two significant companies, Allen Medical and NuMED Surgical, just three years ago. Therefore, during the fourth quarter of fiscal 1997, the Company made the decision to sell its major product line to AMATECH Corporation and to liquidate the remaining businesses. The Company's Board of Directors, after lengthy discussions regarding the market and where NuMED Surgical fits, felt that the value of the patient positioning business will deteriorate over time and that this would be the best time to maximize the value of this product line.

     The Company's principal office is located at 6505 Rockside Road, Suite 425, Independence, Ohio, 44131, and its telephone number is (216) 573-6522.

     INDUSTRY OVERVIEW. The Company's business is part of a dynamic and ever changing health care market. There are tremendous pressures on all participants in the market of distributing surgical accessories. Hospitals and other health care facilities are now consolidating through mergers and acquisitions as a result of increasing costs and changes in hospital expenditures. The Self/Home Care Market, of which the assistive living market is a subset, is one of the fastest growing markets due to the fact that patients are being discharged quicker than in the past and therefore patients are not as ambulatory, thus needing assistive, diagnostic and therapeutic products. The Company is unable to predict with any degree of certainty the Company's ability to liquidate the remaining portions of the Company.

     BUSINESS STRATEGY. Management felt that the value of the business would be maximized by selling the major product line to AMATECH, NuMED Surgical's manufacturer, and to liquidate the remaining businesses. NuMED was able to generate significant market interest in the Liftmate product but was unsuccessful in obtaining a distribution partner.

     PRODUCTS AND MANUFACTURING. NuMED Surgical's sales have come principally from its distribution of surgical table accessories manufactured by AMATECH, which constituted approximately 82% of total revenues for fiscal 1997. As planned, NuMED Surgical introduced a new positioning product which was thought to position the Company in a leadership position in the surgical positioning market, however, the competition reacted quickly with pricing pressures, thus neutralizing the Company's impact.

     EMPLOYEES. NuMED Surgical has no full time employees. The President resigned effective March 31, 1997.

     COMPETITION. In the patient positioning product market, NuMED Surgical's principal competitors was Allen Medical, AMSCO, Alimed and O.R. Direct (Division of AMATECH). Major medical equipment companies such as Invacare and Sunrise Medical compete with NuMED Surgical in the assistive living area.

     NuMED Surgical has been unable to get an industrial partner or find acquisition candidates for the table-top steam sterilizer and the instruments. The Company feels that there are companies that will perceive value in the sterilizer, instruments and Liftmate. However, the Company can make no assurances that the product lines will be sold.

     RESEARCH AND DEVELOPMENT.  All research and development has been stopped.

     SIGNIFICANT CUSTOMERS. NuMED Surgical had one key customer for its medical/surgical products during fiscal 1996 and 1997: Tri-anim Health Services, Inc. (formerly National Medical Specialty). Sales to this significant customer totaled $200,500 in fiscal 1996 and $226,900 in fiscal 1997.

     SALES AND MARKETING.    NuMED Surgical spent approximately $50,000 in
advertising and marketing on a new patient positioning product (stirrups) and Liftmate during fiscal 1997. However, NuMED did not have the internal resources to fund the manufacturing of Liftmate and was unable to effectively penetrate the patient positioning market with the new stirrups due to pressures in the market place.

     GOVERNMENTAL REGULATIONS. The Company was engaged in the preparation and manufacture of medical devices and is therefore subject to regulation by the FDA. The level of FDA regulation to which a given medical device is subjected is governed by the "class" into which the device is placed, with Class I representing the lowest level of regulation and Class III representing the highest.

     NuMED Surgical distributed accessories for surgical tables and patient lifts for non-ambulatory patients, which are classified as Class I devices.

     DIVESTITURE.   On March 31, 1997, the Company decided to sell its  major
product line to AMATECH Corporation and to liquidate the remaining business.
The Company sold all of the assets related to the product line to AMATECH Corporation. The remaining assets, sterilizer design, Liftmate marketing rights and sales leads, and laparoscopic instrument design and inventory will be liquidated.

ITEM 2.  DESCRIPTION OF PROPERTY

     NuMED Surgical maintains its principal executive offices and corporate headquarters at 6505 Rockside Road, Suite 425, Independence, Ohio 44131. NuMED Surgical leases its offices in Independence, Ohio. NuMED Surgical believes this property to be in good condition and adequate for the purposes for which it is used by NuMED Surgical.

ITEM 3.  LEGAL PROCEEDINGS

     Management is not aware of any material litigation pending or threatened against NuMED Surgical.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION FOR NUMED SURGICAL. NuMED Surgical is traded on Pink Sheets (OTC: NMDS). There is a limited public trading market for the Company's Common Stock at the present time. The Transfer Agent for the Common Stock is The Huntington National Bank, Columbus, Ohio.


     DIVIDENDS. NuMED Surgical has not paid cash dividends on its Common Stock since inception. NuMED Surgical presently intends to retain earnings, if any, to finance the expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     FOR THE YEARS ENDED MARCH 31, 1997 AND 1996.

     INTRODUCTION. The following is an analysis of the operations of NuMED Surgical for the fiscal years ended March 31, 1996 and 1995 and should be read in conjunction with the Company's Financial Statements and notes that appear elsewhere in this report.

     RESULTS OF OPERATIONS. Revenues were $488,340 for the twelve months ended March 31, 1997, an increase of $84,872 or 21% over the comparable period in 1996. This increase was due primarily to the new patient positioning product and to Liftmate.

     The gross profit for the twelve month period was $184,000 (38% of revenues) as compared to $194,000 (48% of revenues) for the twelve months ended March 31, 1996, an decrease of $10,000 due mainly to discounting and higher cost of goods sold. Total general and administrative expenses were $290,000 (59% of revenues vs. 97% in the prior year), an decrease of $99,000 or 34%. The $96,000 decrease in general and administrative expenses was primarily attributable to a decrease in salary and benefits of $102,000 due to the resignation of the Company's
Chief Executive Officer, and a decrease in professional services amounting to $32,000.

     The operating loss decreased $88,000 from $194,000 (48% of revenues) to $106,000 (22% of revenues) due to decreased expenses. Interest expense increased $5,000 while interest income decreased $1,000. NuMED Surgical had a net loss of $93,000 (19% of revenues) as compared to a net loss of $195,000 (48% of revenues) for fiscal 1996, an decrease of $102,000.

     FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES. For fiscal 1997 NuMED Surgical experienced negative cash flow from operating activities of ($23,039) as compared to ($147,104) in fiscal 1996. NuMED Surgical financed operations with funds from the limited offering described in Part II Item 5. At March 31, 1997, NuMED Surgical had debt outstanding of $47,695 to AMATECH. The bank line of credit was paid from the proceeds of the sale of assets to AMATECH Corporation. NuMED Surgical continues to experience negative cash flow from operations due to the relatively long collection cycle for its receivables.

ITEM 7.  FINANCIAL STATEMENTS
                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
     NUMED SURGICAL
     Report of Independent Auditors                                          F-1
     Balance Sheets as of March 31, 1997 and 1996                            F-2
     Statements of Operations for the Years Ended March 31, 1997 and 1996 F-3 Statements of Changes in Stockholders' Interest and
     Stockholders' Equity for the Years Ended March 31, 1997 and 1996        F-4
     Statements of Cash Flows for the Years Ended March 31, 1997 and 1996    F-5
     Notes to Financial Statements                                           F-6

Financial statements are presented as an attachment to this Form 10KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     DIRECTORS AND OFFICERS OF NUMED SURGICAL. The following table sets forth certain information with respect to the directors and officers of NuMED Surgical.

     Name                Age  Position with NuMED Surgical
     ----                ---  ----------------------------

     Jugal K. Taneja     53   Chairman of the Board, Chief Executive Officer and
                              Director

     Robert P. Ottman    54   Director


     Each director holds office until the next annual meeting of stockholders and until a successor has been elected and qualified.

     Michael J. Diroff resigned as Director effective March 31, 1997.

     ROBERT P. OTTMAN has served as a Director of NuMED Surgical since its inception in October 1993. Mr. Ottman has served as a Director for NuMED Home Health Care, Inc. since 1991. In early 1993, Mr. Ottman was elected Vice-President of Champion Bolt Corporation and is responsible for marketing and human resources.

     JUGAL K. TANEJA has been Chief Executive Officer and Chairman of the Board of Directors and a Director of NuMED Surgical since its inception in October 1993. Mr. Taneja resigned as Chief Executive Officer as of April 18, 1995. Mr. Taneja has been Chairman of the Board, Chief Executive Officer and a Director of NuMED Home Health Care, Inc. since 1991. Mr. Taneja also serves as a Director and Chief Executive Officer and Secretary of National Diagnostics, Inc. Mr. Taneja is Chief Executive Officer of Bancapital Corporation. Mr. Taneja formerly served as the President of Bancapital Management Corporation through March 31, 1995. Mr. Taneja also served as a director and the Chief Executive Officer of Bancapital Financial Corporation, the parent company of A.T. Brod & Co., Inc. and as the Chief Executive Officer of A.T. Brod & Co., Inc. Prior to his association with Bancapital and the Company, Mr. Taneja served as Senior Vice President of Union Commerce Bank and Huntington National Bank from 1979 to 1983.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and the President.
No executive officer of the Company earned salary and bonus in excess of $100,000 for the fiscal year ended March 31, 1996. The Company's Chairman and Chief Executive Officer for fiscal 1996 and 1997, Mr. Taneja, received no direct compensation from the Company for the fiscal years ended March 31, 1995, 1996, and 1997. Pursuant to a professional Services Agreement by and between the Company and Bancapital, Bancapital provided certain services to the Company at an agreed upon price, including the services of Mr. Taneja.



                           SUMMARY COMPENSATION TABLE
                                                                 Other
Name and Principal Position    Year     Salary   Bonus       Compensation(1)
---------------------------    ----     ------   -----       ----------------
Jugal K. Taneja                1997     $-----   $-----      $------------------
Chairman or the Board          1996      -----    -----       ------------------
                               1995      -----    -----       ------------------

Michael J. Diroff              1997     90,000    -----           6,000
President                      1996     90,000    -----           6,000
                               1995     80,000    -----           6,000

Nayan S. Shah                  1997          0      -----       ------------
Chief Executive Officer        1996     79,200    -----       ------------------
                               1995     ------    -----       ------------------

(1) Represents an auto allowance paid to Mr. Diroff during fiscal 1995, 1996 and 1997.

     EMPLOYMENT AGREEMENTS. Under Mr. Diroff's Employment Agreement, he received an annual base salary of $60,000 through April 30, 1993, $66,000 starting May 1, 1993, and $73,000 upon relocation to Cleveland in 1993. After three months in Cleveland, Mr. Diroff's salary was increased to an annual rate of $80,000, and as of April 1, 1995, it was increased to $90,000. Mr. Diroff will receive a performance bonus annually based on achieving required revenues and profits. Mr. Diroff's employment agreement is being reviewed by the Board to provide a performance based compensation plan. Michael J. Diroff resigned form this position on March 31, 1997.

     DIRECTOR'S FEES. The directors of NuMED Surgical receive $500 per meeting for their services, however, these fees will be suspended until further notice.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the shares of NuMED Surgical Common Stock beneficially owned as of June 23, 1997, by (1) each beneficial owner of more than 5% of such shares known to NuMED Surgical, (2) each director of NuMED Surgical, and (3) all directors and officers of NuMED Surgical as a group.
                                                      Shares of Common
                                                    Stock Owned Currently
     Name and Address                               ---------------------
     of Beneficial Owner                            Amount     % of Class
     -------------------                            ------     ----------
     JUGAL K. TANEJA(1)                             1,894,316     21.59%
     6505 Rockside Road, Suite 400
     Independence, OH 44131

     MICHAEL J. DIROFF                                487,000      5.6%
     6505 Rockside Road, Suite 425
     Independence, OH 44131

     ROBERT P. OTTMAN                                 123,625      1.41%
     170 Holly Drive
     Fairview, PA 16415

     MANJU TANEJA(2)                                  524,550      5.98%
     6505 Rockside Road, Suite 400
     Independence, OH 44131

     DIRECTORS AND OFFICERS AS A GROUP (3 persons)  2,417,941     27.55%

     (1) Includes 449,700 shares held in the name of The First Delhi Trust (a trust for Mr. Taneja's children) and 900,000 shares held in the name of Westminster Trust Company (a partnership in which Mr. Taneja is the general partner). Mr. Taneja has voting rights of the stock held by First Delhi Trust.

     (2) Ms. Manju Taneja is Jugal Taneja's wife. Mr. Taneja has no voting rights on this stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     The Exhibit Index is located on Page 9. No Form 8-K's were filed in fiscal 1996.

     (EXHIBIT INDEX)

(2) Amended, Consolidated and Restated Bill of Sale and Assignment and Assumption Agreement by and among NuMED Home Health Care, Inc., NuMED Technologies, Inc., and NuMED Surgical, Inc. dated April 15, 1994. (Schedule A to Amended, Consolidated and Restated Bill of Sale and Assignment and Assumption Agreement by and among NuMED Home Health Care, Inc., NuMED Technologies, Inc., and NuMED Surgical, Inc. dated April 15, 1994 has been omitted pursuant to Item 601(b)(2) of Regulation S-B and will be provided to the Commission upon request.) Incorporated herein by reference to Exhibit 2(b) to Form 10-SB, File No. 0-24362, filed by NuMED Surgical, Inc. on June 16, 1994.


(3)(a) Articles of Incorporation of NuMED Surgical, Inc. dated October 18, 1993. Incorporated herein by reference to Exhibit 3(a) to Form 10-SB, File No. 0-24362, filed by NuMED Surgical, Inc. on June 16, 1994.

(3)(b) By-Laws of NuMED Surgical, Inc. Incorporated herein by reference to Exhibit 3(b) to Form 10-SB, File No. 0-24362, filed by NuMED Surgical, Inc. on June 16, 1994.

(4) Provisions of Nevada General Corporation Law addressing stockholder rights and liabilities. Incorporated herein by reference to Exhibit 4 to Form 10-SB, File No. 0-24362 by NuMED Surgical, Inc. on June 16, 1994.

(10)(a) Agreement between AMATECH Corporation and NuMED Surgical, Inc. dated February 11, 1991.Incorporated herein by reference to
              Exhibit 10(a) to Form 10-K, File No. 33-19243-D, filed by NuMED Home Health Care, Inc. on July 13, 1992.

(10)(b) Technology Transfer Agreement between NuMED Technologies, Inc. and The Cleveland Clinic Foundation dated August 21, 1991. Incorporated herein by reference to Exhibit 10(c) to Form 10-K, File No. 33-19243-D, filed by NuMED Home Health Care, Inc. on July 13, 1992.

 (10)(c) Technology Transfer Agreement between NuMED Technologies, Inc. and Dr. Amin El Mallawany dated February 11, 1992. Incorporated herein by reference to Exhibit 10(d) to Form 10-K, File No. 33-19243-D, filed by NuMED Home Health Care, Inc. on July 13, 1992.

(10)(d) Employment Agreement between NuMED Home Health Care, Inc. and Michael J. Diroff dated January 1, 1993.Incorporated herein by reference to Exhibit 10(cc) to Form 10-K, File No. 33-19243-D, filed by NuMED Home Health Care, Inc. on June 28, 1993.

(10)(e) Technology Transfer Agreement between NuMED Home Health Care, Inc. and The Cleveland Clinic Foundation dated February 1, 1993. Incorporated herein by reference to Exhibit 10(ee) to Form 10-K, File No. 33-19243-D, filed by NuMED Home Health Care, Inc. on June 28, 1993.

(10)(f) Professional Services Agreement between Bancapital Corporation and NuMED (Surgical/Medical Products Division) dated January 1, 1993. Incorporated herein by reference to Exhibit 10(gg) to Form 10-K, File No. 33-19243-D, filed by NuMED Home Health Care, Inc. on June 28, 1993.

(10)(g) Employment Agreement between NuMED Surgical, Inc. and Nayan S. Shah, PhD dated May 2, 1995. Incorporated herein by reference to
              Exhibit 10(g) to Form 10-KSB, File No. 0-24362, filed by NuMED Surgical, Inc. on July 13, 1995.

(10)(h) Acquisition Agreement between NuMED Surgical, Inc. and the McKenney Group dated July 31, 1995. Incorporated herein by reference to Exhibit 10(h) to Form 10KSB, File No. 33-19243-D, filed by NuMED Surgical, Inc. on June 28, 1996.

(10)(i) Service/Distribution Agreement between NuMED Surgical, Inc. and Health Products and Technologies Inc. dated January 23, 1996. Incorporated herein by reference to Exhibit 10(i) to Form 10KSB, File No. 33-19243-D, filed by NuMED Surgical, Inc. on June 28, 1996.

(10)(j) Settlement Agreement between NuMED Surgical, Inc. and Marlow Surgical Technologies, Inc. dated January 25, 1996. Incorporated herein by reference to Exhibit 10(j) to Form 10KSB, File No. 33-19243-D, filed by NuMED Surgical, Inc. on June 28, 1996.

(10)(k) ##    Acquisition Agreement between NuMED Surgical, Inc. and AMATECH
              Corporation dated March 31, 1997. Incorporated herein by reference to Exhibit 10(k) to Form 10KSB, File No. 33-19243-D, filed by NuMED Surgical, Inc. on June 26, 1997.

--------------------------

## Filed herewith

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NuMED SURGICAL, INC.

Date June 26, 1997               By /s/ Jugal K. Taneja
                                    --------------------------
                                 Jugal K. Taneja,
                                 Chief Executive Officer/Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



Signature                  Title                         Date
---------                  -----                         ----

/s/ Jugal K. Taneja        Chief Executive Officer/      June 26, 1997
-----------------------    Director
Jugal K. Taneja

/s/ Robert Ottman          Director                      June 26, 1997
-----------------------
Robert Ottman

/s/ Michael J. Diroff       Director*                     June 26, 1997
-----------------------
Michael J. Diroff



* Resigned as Director effective March 31, 1997.

                                  Audited Financial Statements


                                  NUMED SURGICAL, INC.



                                  Years Ended March 31, 1997 and 1996

                            Report of Independent Auditors


To the Stockholders and Board of Directors of
 NuMED Surgical, Inc.
Independence, Ohio

We have audited the accompanying balance sheet of NuMED Surgical, Inc. (the "Company"), as of March 31, 1996, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended, and the statements operations, changes in stockholders' equity (deficit) and cash flows for the year ended March 31, 1997. In addition, we have audited the statement of net assets (deficiency) in liquidation as of March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, effective March 31, 1997 the Company sold the majority of its operating assets and effectively ceased operations. The Company is presently in the process of liquidation, and management's plans in regard to this matter are further discussed in the notes to the financial statements. Therefore, at March 31, 1997 the Company has changed its basis of accounting from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuMED Surgical, Inc. as of March 31, 1996, and the results of its operations and its cash flows for the year then ended and for the year ended March 31, 1997, and its net assets (deficiency) in liquidation as of March 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

Cleveland, Ohio
June 4, 1997

NuMED Surgical, Inc.

                                                      STATEMENT OF
                                                       NET ASSETS
                                                      (DEFICIENCY)    BALANCE
                                                     IN LIQUIDATION    SHEET
                                                        MARCH 31,     MARCH 31,
                                                          1997          1996
                                                     --------------------------
ASSETS
Current assets:
 Cash                                                  $  35,341    $   7,229
 Accounts receivable (less an allowance for
  bad debts and returns of $16,370 and $24,483 at
  March 31, 1997 and 1996, respectively)                  46,952       43,687
 Inventories                                               8,272       77,221
 Prepaid expenses and other assets                           300          300
                                                       -------------------------
Total current assets                                      90,865      128,437

Other assets:
 Demo kits and equipment, net                                           1,842
 Prototype equipment, net                                               1,689
 Intangible assets, net                                                65,074
                                                       -------------------------
                                                                       68,605

TOTAL ASSETS                                           $  90,865    $ 197,042
                                                       -------------------------
                                                       -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                      $  32,708    $  39,095
 Accrued expenses                                         14,760       27,344
 Due to AMATECH                                           47,695
 Borrowings under line of credit                                       41,544
                                                       -------------------------
Total current liabilities                                 95,163      107,983
                                                       -----------

Net assets (deficiency) in liquidation;
 attribute to 8,775,685 shares                         $  (4,298)
                                                       -----------
                                                       -----------

Stockholders' equity:
 Preferred stock, 2,000,000 shares authorized,
  none issued or outstanding
 Common stock, $.001par value, 48,000,000 shares
  authorized, 8,775,685 shares issued and outstanding                   8,776
 Paid-in capital                                                      473,222
 Accumulated deficit                                                 (392,939)
                                                                    -----------
Total stockholders' (deficit) equity                                   89,059
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 197,042
                                                                    -----------
                                                                    -----------

SEE NOTES TO FINANCIAL STATEMENTS.

                                 NuMED Surgical, Inc.

                               Statements of Operations


                                                          YEARS ENDED MARCH 31
                                                            1997        1996
                                                      -------------------------

Net sales                                              $ 488,340    $ 403,468
Cost of goods sold                                       304,199      208,708
                                                      -------------------------
Gross profit                                             184,141      194,760

Selling, general and administrative expenses:
  Salary and benefits                                     98,890      200,942
  Professional fees                                       30,544       62,596
  Travel and entertainment                                 8,397       13,540
  Occupancy                                               15,008       12,136
  Office expenses                                          7,132        7,566
  Advertising                                             23,687       31,267
  Insurance                                               17,050       11,984
  Research and development expenses                          242        6,976
  Depreciation, amortization and write-off
   of long lived assets                                   68,605       30,889
  Bad debts                                                9,492
  Other                                                   11,175       10,957
                                                      -------------------------
Total selling, general and administrative expenses       290,222      388,853
                                                      -------------------------
Operating loss                                          (106,081)    (194,093)

Other income (expense):
  Interest income                                              3        1,125
  Interest expense                                        (6,189)      (1,268)
  Gain on sale of assets                                  19,435
  Other expense                                             (525)      (1,027)
                                                      -------------------------
Total other expense, net                                  12,724       (1,170)
                                                      -------------------------

NET LOSS                                               $ (93,357)   $(195,263)
                                                      -------------------------
                                                      -------------------------

NET LOSS PER SHARE                                     $    (.01)   $    (.02)
                                                      -------------------------
                                                      -------------------------


SEE NOTES TO FINANCIAL STATEMENTS.

                                 NuMED Surgical, Inc.





                                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)              NET ASSETS
                                   -----------------------------------------------------------------------    (DEFICIENCY) IN
                                           COMMON STOCK                                                        LIQUIDATION AT
                                   --------------------------      PAID-IN      ACCUMULATED
                                      SHARES         DOLLARS       CAPITAL       DEFICIT          TOTAL        MARCH 31, 1997
                                   -----------------------------------------------------------------------    ----------------
Balance at April 1, 1995           8,775,685        $ 8,776      $ 471,722     $ (197,676)     $ 282,822
Write-off of agent fees                                              1,500                         1,500
Net loss                                                                         (195,263)      (195,263)
                                   -----------------------------------------------------------------------
Balance at March 31, 1996          8,775,685          8,776        473,222       (392,939)        89,059
Net loss                                                                          (93,357)       (93,357)
                                   -----------------------------------------------------------------------
Balance at March 31, 1997
 before liquidation basis of
 accounting                        8,775,685          8,776        473,222       (486,296)        (4,298)
Changes in basis of accounting                       (8,776)      (473,222)       486,296          4,298      $  (4,298)
                                   -----------------------------------------------------------------------    ----------------

BALANCE AT MARCH 31, 1997
 AFTER THE LIQUIDATION BASIS
 OF ACCOUNTING                     8,775,685        $     0      $       0     $        0      $       0      $  (4,298)
                                   -----------------------------------------------------------------------    ----------------
                                   -----------------------------------------------------------------------    ----------------

 SEE NOTES TO FINANCIAL STATEMENTS.

                                 NuMED Surgical, Inc.

                               Statements of Cash Flows



                                                                    YEARS ENDED MARCH 31
                                                                      1997          1996
                                                                ---------------------------
OPERATING ACTIVITIES
Net loss                                                        $  (93,357)   $  (195,263)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Gain from the sale of assets                                     (19,435)
  Depreciation, amortization and write-off
   of long-lived assets                                             68,605         30,889
  Provision for bad debts write-off of long-lived assets             9,492          3,147
  Increase (decrease) in cash due to net changes
   in operating assets and liabilities:
     Accounts receivable                                           (12,757)        10,936
     Inventories                                                    43,384        (23,885)
     Prepaid expenses and other current assets                                      2,001
     Other assets                                                                   1,703
     Accounts payable--trade                                        (6,387)         4,282
     Accrued expenses                                              (12,584)        19,086
                                                                ---------------------------
Net cash used in operating activities                              (23,039)      (147,104)

INVESTING ACTIVITIES
Proceeds from sale of product line                                  92,695

FINANCING ACTIVITIES
Write-off of agent fee obligations                                                  1,500
Proceeds from borrowings on line of credit                          23,000         41,544
Payments on line of credit                                         (64,544)       (12,000)
                                                                ---------------------------
Net cash (used in) provided by financing activities                (41,544)        31,044
                                                                ---------------------------
Increase (decrease) in cash                                         28,112       (116,060)
Cash at beginning of year                                            7,229        123,289
                                                                ---------------------------

CASH AT END OF YEAR                                             $   35,341    $     7,229
                                                                ---------------------------
                                                                ---------------------------

SUPPLEMENTAL DISCLOSURE
Interest paid during the year                                   $    6,189    $     1,268
                                                                ---------------------------
                                                                ---------------------------


SEE NOTES TO FINANCIAL STATEMENTS.

                             NuMED Surgical, Inc.

                      Notes to Financial Statements

                    Years Ended March 31, 1997 and 1996


A.  DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION AND SALE OF ASSETS

NuMed Surgical, Inc. (NuMed or the Company) has been actively engaged in the research, development and distribution of medical instruments and surgical supplies since February 1991 to the health care market. Effective March 31, 1997, the Company made the decision to sell its remaining major product line to AMATECH Corporation and adopted a plan of liquidation. As a result, the assets remaining at March 31, 1997 are recorded at net realizable value.

In an agreement effective March 31, 1997, NuMED sold approximately $25,565 of inventory, $47,695 of accounts receivable, and all other assets pertaining to the business of design, manufacture, sales or marketing of patient positioning products, disposables and pads to AMATECH Corporation ("AMATECH"). Consideration given to NuMED was the payment of its $64,544 line of credit and forgiveness of the $27,695 of accounts payable to AMATECH and $456 cash. The Company recorded a gain of $19,435 as a result of the sale.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SALES

Provision has been made for returns of certain surgical medical products for which customers are entitled to a fourteen day trial evaluation. Credit is extended based on an evaluation of the customer's financial condition and collateral is not generally required.

INVENTORIES

Inventories are carried at the lower of cost or net realizable value. The cost of inventories is determined under the first-in, first-out (FIFO) method. Inventories consist mainly of surgical table accessories and assisted living products.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year reporting classifications.

EARNINGS PER SHARE

Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options using the treasury stock method.

C.  LONG-LIVED ASSETS

In the fourth quarter of fiscal 1997, NuMED wrote off the balance of long-lived assets to amortization expense of $34,849 in accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF. The long-lived assets included organization costs, an exclusive distribution agreement, leasehold improvements and prototype equipment which have no realizable value at March 31, 1997 given management's intent to liquidate the Company as discussed in Note A.

D.  INCOME TAXES

Deferred taxes reflect the impact of temporary differences between the financial statements and tax bases of assets and liabilities primarily relating to net operating losses.

                                                      MARCH 31
                                                 1997           1996
                                             --------------------------
         Deferred tax assets:
          Total deferred tax assets          $ 203,350      $ 155,120
          Total deferred tax liability               0              0
          Valuation reserve                   (203,350)      (155,120)
                                             --------------------------

         NET DEFERRED TAX ASSET              $       0      $       0
                                             --------------------------
                                             --------------------------

Due to the existence of the net operating losses that have been fully reserved, no provision for income taxes is required for 1997 or 1996. Net operating loss carryforwards of approximately $444,000 expire through years 2009 and 2012.

E.  RESEARCH AND DEVELOPMENT

Research and development expense consists of the following:

                                 YEARS ENDED MARCH 31
                                   1997      1996
                                 --------------------

         Operating expenses                 $1,576
         Materials                $242       5,400
                                 --------------------

                                  $242      $6,976
                                 --------------------
                                 --------------------