Form 10QSB
period 1997-06-30
NUMED SURGICAL INC
filed 1997-08-29
CIK 921878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


     [X]            QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1997
                                       OR
     [ ]            TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  0-24362



                              NUMED SURGICAL, INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          STATE OF NEVADA                                     34-1755390
          ---------------                                     ----------
          (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

          5770 ROOSEVELT BLVD., SUITE 700,  CLEARWATER, FL   34620
          --------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 524-3227






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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AT $.001 PAR VALUE AS OF AUGUST 10, 1996, WAS 8,775,685.


                                   FORM 10-QSB

                              NUMED SURGICAL, INC.

                   STATEMENT OF NET DEFICIENCY IN LIQUIDATION




                                               JUNE 30, 1997     MARCH 31, 1997
                                               -------------     --------------

ASSETS


Current assets:
  Cash                                           $  49,737              35,341
  Accounts receivable (less an allowance for
   bad debts and returns of $16,370
   at June 30, 1997 and March 31, 1997)              1,840              46,952
  Inventories                                        8,651               8,272
  Prepaid expenses and other assets                    300                 300
                                                   -------              ------

             Total current assets                   60,528              90,865
                                                   -------              ------

             Total assets                        $  60,528              90,865
                                                   -------              ------
                                                   -------              ------


LIABILITIES AND NET DEFICIENCY

Current liabilities:
  Accounts payable                               $  37,702              32,708
  Accrued expenses                                  16,437              14,760
  Due to AMATECH                                    38,526              47,695
                                                   -------              ------

             Total current liabilities              92,665              95,163

Net deficiency in liquidation;
 attribute to 8,775,685 shares                   $ (32,137)             (4,298)
                                                   -------              ------
                                                   -------              ------








See notes to financial statements.

                              NUMED SURGICAL, INC.

                             STATEMENT OF OPERATIONS


                                                   THREE MONTHS ENDED JUNE 30,
                                                    1997                 1996
                                                 ---------           ---------

Net sales                                       $    3,918            124,991

Cost of goods sold                                   8,109             73,772
                                                 ---------           ---------

              Gross profit (loss)                   (4,191)            51,219

Selling, general and administrative expenses:
  Salary and benefits                                    -              32,035
  Professional fees                                 11,500               5,302
  Travel and entertainment                               -               1,872
  Occupancy                                          6,432               2,353
  Office expenses                                        -               5,937
  Advertising                                            -               5,420
  Depreciation and amortization                          -               8,785
  Other                                              5,716                 858
                                                 ---------           ---------

              Total selling, general and
              administrative expenses               23,648              62,562
                                                 ---------           ---------

              Operating loss                       (27,839)            (11,343)

Other income (expense):
  Interest income                                       -                   2
  Interest expense                                      -               (1,417)
                                                 ---------           ---------

              Total other expense                       -               (1,415)
                                                 ---------           ---------

              Net loss                          $  (27,839)            (12,758)
                                                 ---------           ---------
                                                 ---------           ---------

              Net loss per share                $    (0.00)              (0.00)
                                                 ---------           ---------
                                                 ---------           ---------






See notes to financial statements.

                              NUMED SURGICAL, INC.

                             STATEMENT OF CASH FLOWS



                                                               THREE MONTHS
                                                               ENDED JUNE 30,
                                                             1997        1996
                                                           ---------  --------
Cash flows from operating activities:
  Net loss                                                  $(27,839)  (12,760)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                  -     8,785
    Increase (decrease) in cash due to net changes
     in operating assets and liabilities:
       Accounts receivable                                    45,112   (19,384)
       Inventories                                              (379)   16,996
       Prepaid expenses and other current assets                   -    (5,453)
       Accounts payable                                       (4,175)    4,230
       Accrued expenses                                        1,677   (16,324)
                                                              ------   -------

            Net cash used in operating activities             14,396   (23,910)
                                                              ------   -------

Cash flows from investing activities -
  Purchase of property and equipment                               -       (56)
                                                              ------   -------

Cash flows from financing activities -
  Proceeds from borrowings on line of credit                       -    23,000
                                                              ------   -------

Increase in cash                                              14,396       854

Cash at beginning of period                                   35,341     7,229
                                                              ------   -------


Cash at end of period                                       $ 49,737     6,375
                                                              ------   -------
                                                              ------   -------







See notes to financial statements.

                              NUMED SURGICAL, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

         THREE MONTHS ENDED JUNE 30, 1997 AND YEAR ENDED MARCH 31, 1997


                                                                                                                 Net assets
                                          Common stock                                                        (deficiency) in
                                          -------------             Paid-in    Accumulated                     liquidation at
                                     Shares            Value        capital      deficit          Total        March 31, 1997
                                  -----------          -----       --------    -----------       --------    ----------------
Balance at March 31,
 1996                               8,775,685     $    8,776        473,222      (392,939)        89,059

Net loss                                    -              -              -       (93,357)       (93,357)                   -
                                    ---------       --------      ---------       --------       --------            --------
Balances at March 31,
 1997 before liquidation
 basis of  accounting               8,775,685          8,776        473,222      (486,296)        (4,298)                  -

Changes in basis of
 accounting                                 -        (8,776)      (473,222)       486,296          4,298              (4,298)
                                    ---------       --------      ---------       --------       --------            --------
Balances at March 31,
 1997 after the liquidation
 basis of accounting                8,775,685              -              -             -              -              (4,298)

Net loss                                    -              -              -             -              -             (27,839)
                                    ---------       --------      ---------       --------       --------            --------

Balances at June 30,
 1997                               8,775,685     $       -              -              -              -             (32,137)
                                    ---------       --------      ---------       --------       --------            --------
                                    ---------       --------      ---------       --------       --------            --------







See notes to financial statements.

                              NUMED SURGICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997





NOTE A - BASIS OF PRESENTATION

GENERAL:

The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of the Company's management necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1996 and 1997. The results for the three months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year. References should be made to the Company's Form 10-KSB for the year ended March 31, 1997, for additional disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
The following is an analysis of the operations of NuMED Surgical for the three months ended June 30, 1997 and 1996 and should be read in conjunction with the company's financial statements that appear elsewhere in this report.

RESULTS OF OPERATIONS
The Company ceased operations on April 1, 1997 and liquidated the "patient positioning" assets. The Company ceased operations due to continued losses caused by increased competition and the loss of exclusivity of the patient positioning products. Also, the company was never able to find an acceptable industry partner to enter into a joint venture on the Liftmate Product which was acquired in 1995. The Company did not have adequate internal resources to pursue the "Liftmate" market on its' own. The "patient positioning" product line was where most of the sales of the company were coming from since the inception of the Company. Net revenues for the three months ended June 30, 1997 were $3,918 as compared to $124,991 for the same period one year ago. This represents a decrease of $121,073 or 97% under the same period one year ago. This decrease is due to the fact that the Company ceased operations.

The gross loss for the three months ended June 30, 1997, was $4,191 as compared to a profit of $51,219 or 41% the same period one year ago. The decreases for the three month period in gross profit was due to the cease in operations.

Total general and administrative expenses as a percentage of revenues for the three months ended June 30, 1997 decreased to 62% as compared to 43% for the same period one year ago. This is a decrease of $38,914 or 19% for the same period one year ago. This decrease is due to the cease in operations. The major portion of this expenses was in professional fees paid for 1997 year-end audit.

                              NUMED SURGICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997





The operating loss increased approximately 118% or $15,081 from ($12,758) to ($27,839). This increase was again due to the ceasing of operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and cash equivalents increased to $49,737 at June 30, 1997 from $35,341 at March 31, 1997, which is a net increase of $14,396 resulting mostly from liquidation of assets.

                           PART II:  OTHER INFORMATION

ITEM 1-5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:  None.

b. Reports on Form 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 27, 1997                            /s/ Jugal K. Taneja
                                                  -----------------------------
                                                  Jugal K. Taneja
                                                  CEO, Chief Accounting Officer
                                                  and Director










                                   Form 10-QSB