Form 10QSB
period 1997-09-30
NUMED SURGICAL INC
filed 1997-11-13
CIK 921878

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-QSB


    [X]                QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 1997
                                          OR
    [ ]                TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  0-24362

                                 NuMED SURGICAL, INC.
                 (Exact name of small business issuer in its charter)

    STATE OF NEVADA                                     34-1755390
    ---------------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification No.)

    7270 Sawgrass Point Drive,   Pinellas Park, FL      33782
    ---------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

    Issuer's telephone number, including area code:  (813) 524-3227

    Securities registered pursuant to Section 12(b) of the Act:

    (Title of each class)    (Name of each exchange on which registered)

          None                             Not applicable

    Securities registered pursuant to Section 12(g) of the Act:

                       Common stock, Par value $.001 per share
                       ---------------------------------------
                                   (Title of Class)

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

The number of shares outstanding of the Issuer's common stock at $.001 par value as of February 10, 1995, was 8,775,685.


                                     Form 10-QSB

                                 NuMED SURGICAL, INC.

                      STATEMENT OF NET DEFICIENCY IN LIQUIDATION




                                       SEPTEMBER 30, 1997    MARCH 31, 1997
                                       ------------------    --------------
ASSETS

Current assets:
  Cash                                     $  43,002            35,341
  Accounts receivable                         13,270            63,322
  Allowable for bad debts                    (13,270)          (16,370)
  Inventories                                  8,651             8,272
  Prepaid expenses and other assets              300               300
                                           ---------          --------
        Total assets                       $  51,953            90,865
                                           ---------          --------
                                           ---------          --------


LIABILITIES AND NET DEFICIENCY

Current liabilities:
  Accounts payable                         $  26,702            32,708
  Accrued expenses                            16,437            14,760
  Due to AMATECH                              38,526            47,695
                                           ---------          --------

        Total current liabilities             81,665            95,163
                                           ---------          --------

Net deficiency in liquidation;
  attribute to 8,775,685 shares            $ (29,712)           (4,298)
                                           ---------          --------
                                           ---------          --------


See notes to financial statements.

                                 NuMED SURGICAL, INC.

                               STATEMENT OF OPERATIONS

                                                 THREE MONTHS
                                               ENDED SEPTEMBER 30,
                                             1997               1996
                                             ----               ----

Net sales                                $         -           106,024

Cost of goods sold                                 -            67,607
                                         -----------         ---------

        Gross profit (loss)                        -            38,417

Selling, general and administrative
  expenses:
  Salary and benefits                              -            30,701
  Professional fees                              500             3,839
  Travel and entertainment                         -             2,638
  Occupancy                                        -             3,111
  Advertising and marketing                        -             7,473
  Shareholder relations                            -               609
  Office expense                                 176             4,804
  Depreciation and amortization                    -             8,784
                                         -----------         ---------

        Total selling, general and
          administrative expenses                676            61,959
                                         -----------         ---------
        Operating loss                          (676)          (23,542)

Other income (expense):
  Interest income                                  -                 1
  Interest expense                                 -            (2,131)
  Bad debt recovery                            3,101                 -
                                         -----------         ---------

        Total other income (expense)           3,101            (2,130)
                                         -----------         ---------

        Net income (loss)                $     2,425           (25,672)
                                         -----------         ---------
                                         -----------         ---------
Net loss per share                       $     (0.00)            (0.00)
                                         -----------         ---------
                                         -----------         ---------

Shares used in computing per share
  information                              8,775,685         8,775,685
                                         -----------         ---------
                                         -----------         ---------


See notes to financial statements.

                                 NuMED SURGICAL, INC.

                               STATEMENT OF OPERATIONS

                                                   SIX MONTHS
                                               ENDED SEPTEMBER 30,
                                             1997               1996
                                             ----               ----

Net sales                                 $    3,918           231,015

Cost of goods sold                             8,109           141,379
                                         -----------         ---------

        Gross profit (loss)                   (4,191)           89,636

Selling, general and administrative
  expenses:
  Salary and benefits                              -            62,736
  Professional fees                           12,000             9,141
  Travel and entertainment                         -             4,510
  Occupancy                                    6,432             5,464
  Advertising and marketing                        -            12,893
  Shareholder relations                            -             1,467
  Office expense                                 176            10,741
  Depreciation and amortization                    -            17,569
  Other                                        5,716                 -
                                         -----------         ---------

        Total selling, general and
          administrative expenses             24,324           124,521
                                         -----------         ---------

        Operating loss                       (28,515)          (34,885)

Other income (expense):
  Interest income                                  -                 3
  Interest expense                                 -            (3,549)
  Bad debt recovery                            3,101                 -
                                         -----------         ---------

        Total other income (expense)           3,101            (3,546)
                                         -----------         ---------

        Net loss                         $   (25,414)          (38,431)
                                         -----------         ---------
                                         -----------         ---------

Net loss per share                       $     (0.00)            (0.00)
                                         -----------         ---------
                                         -----------         ---------

Shares used in computing per share
  information                              8,775,685         8,775,685
                                         -----------         ---------
                                         -----------         ---------


See notes to financial statements.

                                 NuMED SURGICAL, INC.

                               STATEMENT OF CASH FLOWS


                                                   SIX MONTHS
                                               ENDED SEPTEMBER 30,
                                             1997               1996
                                             ----               ----
Cash flows from operating activities:
  Net loss                               $   (25,414)          (38,432)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
        Depreciation and amortization              -            17,569
        Increase (decrease) in cash due
          to net changes in operating
          assets and liabilities:
            Accounts receivable               46,952             9,669
            Inventories                         (379)           14,244
            Prepaid expenses and other
             current assets                        -           (18,827)
            Accounts payable                  (6,006)           16,613
            Accrued expenses                  (7,492)          (22,274)
                                         -----------         ---------

                Net cash provided by
                 (used in) operating
                 activities                   33,075           (21,438)
                                         -----------         ---------

Cash flows from investing activities -
  Purchase of property and equipment               -               113
                                         -----------         ---------

Cash flows from financing activities -
  Proceeds from short-term borrowings              -            23,000
                                         -----------         ---------

Increase in cash                               7,661             1,675

Cash at beginning of period                   35,341             7,229
                                         -----------         ---------

Cash at end of period                    $    43,002             8,904
                                         -----------         ---------
                                         -----------         ---------


See notes to financial statements.

                                 NuMED SURGICAL, INC.

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

          SIX MONTHS ENDED SEPTEMBER 30, 1997 AND YEAR ENDED MARCH 31, 1997


                                      Common stock                                                               Net assets
                                     --------------               Paid-in        Accumulated                   (deficiency) in
                               Shares             Value           capital          deficit            Total      liquidation
                              ---------          -------          -------        -----------        -------    ---------------
Balance at March 31,
   1996                       8,775,685          $ 8,776          473,222         (392,939)          89,059                -

Net loss                              -                -                -          (93,357)         (93,357)               -
                              ---------          -------          -------         --------          -------        ---------
Balances at March 31,
  1997 before liquidation
  basis of  accounting        8,775,685            8,776          473,222         (486,296)          (4,298)               -

Changes in basis of
  accounting                          -           (8,776)        (473,222)         486,296            4,298           (4,298)
                              ---------          -------          -------         --------          -------        ---------

Balances at March 31,
  1997 after the liquidation
  basis of accounting         8,775,685                -                -                -                -           (4,298)

Net loss                              -                -                -                -                -          (25,414)
                              ---------          -------          -------         --------          -------        ---------

Balances at September
  30,  1997                   8,775,685          $     -                -                -                -          (29,712)
                              ---------          -------          -------         --------          -------        ---------
                              ---------          -------          -------         --------          -------        ---------



See notes to financial statements.

                                 NuMED SURGICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 1997



NOTE A - BASIS OF PRESENTATION

GENERAL:

The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of the Company's management necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the six months ended September 30, 1996 and 1997. The results for the six months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year. References should be made to the Company's Form 10-KSB for the year ended March 31, 1997, for additional disclosure.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

The following is an analysis of the operations of NuMed Surgical for the three months ended September 30, 1997 and 1996 and should be read in conjunction with the Company's financial statements that appear elsewhere in this report.

RESULTS OF OPERATIONS:

The Company ceased operations on April 1, 1997 and liquidated the "patient positioning" assets. The Company ceased operations due to continued losses caused by increased competition and the loss of exclusivity of patient positioning products. Also, the Company was never able to find an acceptable industry partner to enter into a joint venture on the Liftmate Product which was acquired in 1995. The Company did not have adequate internal resources to pursue the "Liftmate" market on its own. The "patient positioning" product line was where most of the sales of the Company were coming from since the inception of the Company. The Company had no sales activity for the three months ended September 30, 1997. This decrease is due to the fact that the Company ceased operations.

The income for the three months ended September 30, 1997 was $2,425 as compared to a loss of $25,672. The decreases for the three month period in gross loss was due primarily to bad debt recoveries.

The operating loss decreased approximately $7,370 from $34,885. This decrease was due from the ceasing of operations.

                                 NuMED SURGICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS



FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and cash equivalents increased to $43,002 at September 30, 1997 from $35,341 at March 31, 1997, which is a net increase of $7,661 resulting mostly from liquidation of assets.

                             PART II:  OTHER INFORMATION




ITEMS 1 - 5:  Not Applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits:  None
         b.   Reports on Form 8-K:  None

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:   November 12, 1997    /s/ Jugal K. Taneja
                             ---------------------------------------------
                             JUGAL K. TANEJA
                             CEO, Chief Accounting Officer and Director