Form 10QSB
period 1997-12-31
NUMED SURGICAL INC
filed 1998-02-17
CIK 921878

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-QSB


     [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended December 31, 1997
                                          OR
     [   ]             TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  0-24362

                                 NUMED SURGICAL, INC.
                 (Exact name of small business issuer in its charter)

            STATE OF NEVADA                      34-1755390
            ---------------                      -----------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

       7270 Sawgrass Point Drive,   Pinellas Park, FL           33782
       --------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

          Issuer's telephone number, including area code:  (813) 524-3227

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

The number of shares outstanding of the Issuer's common stock at $.001 par value as of February 16, 1998, was 8,775,685.


                                     Form 10-QSB

                                 NUMED SURGICAL, INC.

                     STATEMENTS OF NET DEFICIENCY IN LIQUIDATION
                                     (UNAUDITED)


                                        DECEMBER 31, 1997   MARCH 31, 1997
                                        -----------------   --------------
ASSETS
Current assets:
  Cash                                      $   9,638          35,341
  Accounts receivable                          13,270          63,322
  Allowable for bad debts                     (13,270)        (16,370)
  Inventories                                   8,651           8,272
  Prepaid expenses and other assets               300             300
                                            ---------        --------

          Total assets                      $  18,589          90,865
                                            ---------        --------
                                            ---------        --------

LIABILITIES AND NET DEFICIENCY

Current liabilities:
  Accounts payable                          $  21,728          32,708
  Accrued expenses                             16,437          14,760
  Due to AMATECH                               13,008          47,695
                                            ---------        --------

           Total current liabilities           51,173          95,163
                                            ---------        --------

Net deficiency in liquidation,
  attribute to 8,775,685 shares             $ (32,584)         (4,298)
                                            ---------        --------
                                            ---------        --------


See notes to financial statements.

                                 NUMED SURGICAL, INC.

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                            THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                         1997          1996
                                                      ---------    ---------
Net sales                                             $       -      145,118

Cost of goods sold                                            -       65,803
                                                      ---------    ---------

         Gross profit (loss)                                  -       79,315

Selling, general and administrative expenses:
  Salary and benefits                                         -       25,348
  Professional fees                                       2,024        9,132
  Travel and entertainment                                    -        2,348
  Occupancy                                                   -        2,626
  Advertising and marketing                                   -        4,552
  Shareholder relations                                       -        1,819
  Office expense                                            848        3,660
  Depreciation and amortization                               -        8,041
                                                      ---------    ---------

          Total selling, general and
            administrative expenses                       2,872       57,526
                                                      ---------    ---------

          Operating income (loss)                        (2,872)      21,789

Other income (expense):
  Interest expense                                            -       (1,590)
                                                      ---------    ---------

           Total other income (expense)                       -       (1,590)
                                                      ---------    ---------

           Net income (loss)                          $  (2,872)      20,199
                                                      ---------    ---------
                                                      ---------    ---------

Net loss per share                                    $   (0.00)       (0.00)
                                                      ---------    ---------
                                                      ---------    ---------

Shares used in computing
 per share information                                8,775,685    8,775,685
                                                      ---------    ---------
                                                      ---------    ---------

See notes to financial statements.

                                 NUMED SURGICAL, INC.

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                         NINE MONTHS
                                                       ENDED DECEMBER 31,
                                                       1997        1996
                                                    ----------   ---------
Net sales                                            $   3,918    376,133

Cost of goods sold                                       8,109    207,182
                                                     ---------  ---------

         Gross profit (loss)                            (4,191)   168,951

Selling, general and administrative expenses:
  Salary and benefits                                        -     88,084
  Professional fees                                     14,024     18,273
  Travel and entertainment                                   -      6,858
  Occupancy                                              6,432      8,090
  Advertising and marketing                                  -     17,445
  Shareholder relations                                      -      3,286
  Office expense                                         1,024     14,401
  Depreciation and amortization                              -     25,610
  Other                                                  5,716          -
                                                     ---------  ---------

         Total selling, general and
          administrative expenses                       27,196    182,047
                                                     ---------  ---------

         Operating loss                                (31,387)   (13,096)

Other income (expense):
  Interest income                                           -           3
  Interest expense                                          -      (5,140)
  Bad debt recovery                                     3,101           -
                                                    ---------   ---------

          Total other income (expense)                  3,101      (5,137)
                                                    ---------   ---------

          Net loss                                  $ (28,286)    (18,233)
                                                    ---------   ---------
                                                    ---------   ---------

Net loss per share                                  $   (0.00)      (0.00)
                                                    ---------   ---------
                                                    ---------   ---------

Shares used in computing
per share information                               8,775,685   8,775,685
                                                    ---------   ---------
                                                    ---------   ---------


See notes to financial statements.

                                 NUMED SURGICAL, INC.

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                             NINE MONTHS
                                                            ENDED DECEMBER 31,
                                                           1997         1996
                                                        ---------     -------
Cash flows from operating activities:
  Net loss                                              $ (28,286)    (18,233)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                              -      25,610
     Increase (decrease) in cash due to
       net changes in operating assets and
       liabilities:
         Accounts receivable                               46,952      (9,862)
         Inventories                                         (379)     16,151
         Prepaid expenses and other current assets              -     (11,685)
         Accounts payable                                 (10,980)     (1,201)
         Accrued expenses                                 (33,010)    (23,596)
                                                        ---------     -------

             Net cash provided by (used in) operating
              activities                                  (25,703)    (22,816)
                                                        ---------     -------

Cash flows from investing activities -
  Purchase of intangibles                                       -      (2,870)
  Purchase of property and equipment                            -         169
                                                        ---------     -------

             Net cash used in investing
              activities                                        -      (2,701)
                                                        ---------     -------

Cash flows from financing activities -
  Proceeds from short-term borrowings                           -      23,000
                                                        ---------     -------

Decrease in cash                                          (25,703)     (2,517)

Cash at beginning of period                                35,341       7,229
                                                        ---------     -------

Cash at end of period                                   $   9,638       4,712
                                                        ---------     -------
                                                        ---------     -------


See notes to financial statements.

                                 NUMED SURGICAL, INC.

                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

          NINE MONTHS ENDED DECEMBER 31, 1997 AND YEAR ENDED MARCH 31, 1997
                                     (UNAUDITED)



                                      Common stock                                                         Net assets
                                      ------------            Paid-in     Accumulated                     (deficiency) in
                                Shares           Value        capital       deficit           Total        liquidation
                               ----------       --------     ---------    -------------     ----------   -----------------

Balance at March 31,
   1996                        8,775,685        $ 8,776        473,222       (392,939)        89,059               -

Net loss                               -              -              -        (93,357)       (93,357)              -
                               ---------        --------      ---------      ---------       --------      ----------
Balances at March 31,
  1997 before liquidation
  basis of  accounting         8,775,685          8,776        473,222       (486,296)        (4,298)              -

Changes in basis of
  accounting                           -         (8,776)      (473,222)       486,296          4,298          (4,298)
                               ---------        --------      ---------      ---------       --------       ---------

Balances at March 31,
  1997 after the liquidation
  basis of accounting          8,775,685              -              -              -              -          (4,298)


Net loss                               -              -              -              -              -         (28,286)
                               ---------        --------      ---------      ---------       --------       ---------

Balances at December
  31,  1997                    8,775,685         $    -              -              -              -         (32,584)
                               ---------        --------      ---------      ---------       --------       ---------
                               ---------        --------      ---------      ---------       --------       ---------




See notes to financial statements.

                                 NUMED SURGICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997



NOTE A - BASIS OF PRESENTATION

GENERAL:

The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of the Company's management necessary to present fairly the financial position as of December 31, 1997 and the results of operations and cash flows for the nine months ended December 31, 1996 and 1997. The results for the nine months ended December 31, 1997 are not necessarily indicative of results to be expected for the full year. References should be made to the Company's Form 10-KSB for the year ended March 31, 1997, for additional disclosure.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

The following is an analysis of the operations of NuMed Surgical for the three months ended December 31, 1997 and 1996 and should be read in conjunction with the Company's financial statements that appear elsewhere in this report.

RESULTS OF OPERATIONS:

The Company ceased operations on April 1, 1997 and liquidated the "patient positioning" assets. The Company ceased operations due to continued losses caused by increased competition and the loss of exclusivity of patient positioning products. Also, the Company was never able to find an acceptable industry partner to enter into a joint venture on the Liftmate Product which was acquired in 1995. The Company did not have adequate internal resources to pursue the "Liftmate" market on its own. The "patient positioning" product line was where most of the sales of the Company were coming from since the inception of the Company. The Company had no sales activity for the three months ended December 31, 1997. This decrease is due to the fact that the Company ceased operations.

The Company's net loss of $2,872 for the three months ended December 31, 1997 was due to the cessation of operations while the comparable period in 1996 resulted in net income of $20,199.

The net loss for the nine month period ended December 31, 1997 was $28,286 compared to a net loss of $18,233 for the comparable period in 1996.

                                 NUMED SURGICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS



FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and cash equivalents decreased to $9,638 at December 31, 1997 from $35,341 at March 31, 1997, which is a net increase of $25,793 resulting mostly from liquidation of assets, net of the payment of liquidation.

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





Date:   February 16, 1998        /s/  JUGAL K. TANEJA
                               ___________________________________
                                JUGAL K. TANEJA
                                CEO, Chief Accounting Officer and Director