Form 10KSB
period 1998-03-31
NUMED SURGICAL INC
filed 1998-06-25
CIK 921878

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   ---------------

                                     FORM 10-KSB

               [X]       ANNUAL REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Fiscal Year Ended March 31, 1998

                                          or

               [ ]     TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  -----------------

                          Commission File Number:  0-24362

                                 NUMED SURGICAL, INC.
                    (Name of Small Business Issuer in its charter)

                  Nevada                                 34-1755390
                  ------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

        7270 Sawgrass Point Drive                           33782
          Pinellas Park, Florida                            -----
          ----------------------                          (Zip Code)
 (Address of principal executive offices)

                      Issuer's telephone number: (813) 524-3227

                                  -----------------

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

Issuer's revenues for its most recent fiscal year are $3,918.

The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of June 1, 1998, was 8,775,685. The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and ask prices of such Common Stock, as of June 1, 1998, was $635,774.

         Transitional Small Business Disclosure Format:  Yes [   ]  No [ X ]

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

     The Company's principal office is located at 7725 Sawgrass Point Drive, Pinellas Park, Florida, 33782 and its telephone number is (813) 524-3227.

     INDUSTRY OVERVIEW. The Company's business is part of a dynamic and ever changing health care market. There are tremendous pressures on all participants in the market of distributing surgical accessories. Hospitals and other health care facilities are now consolidating through mergers and acquisitions as a result of increasing costs and changes in hospital expenditures. The Self/Home Care Market, of which the assistive living market is a subset, is one of the fastest growing markets due to the fact that patients are being discharged quicker than in the past and therefore patients are not as ambulatory, thus needing assistive, diagnostic and therapeutic products. The Company has liquidated the remaining portion in fiscal year 1998.

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

     SIGNIFICANT CUSTOMERS. NuMED Surgical had one key customer for its medical/surgical products during 1997: Tri-anim Health Services, Inc. (formerly National Medical Specialty). Sales to this significant customer totaled $226,900 in fiscal 1997. There were no sales in fiscal year 1998.

     SALES AND MARKETING.    NuMED Surgical spent approximately $50,000 in
advertising and marketing on a new patient positioning product (stirrups) and Liftmate during fiscal 1997. However, NuMED did not have the internal resources to fund the manufacturing of Liftmate and was unable to effectively penetrate the patient positioning market with the new stirrups due to pressures in the market place. During 1998, all sales and marketing ceased.

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

     DIVESTITURE.   On March 31, 1997, the Company decided to sell its  major
product line to AMATECH Corporation and to liquidate the remaining business.
The Company sold all of the assets related to the product line to AMATECH Corporation. The remaining assets, sterilizer design, Liftmate marketing rights and sales leads, and laparoscopic instrument design and inventory was liquidated during fiscal year 1998.

ITEM 2.  DESCRIPTION OF PROPERTY

     NuMED Surgical maintains its principal executive offices and corporate headquarters at 7270 Sawgrass Point Drive, Pinellas Park, Florida, 33782. NuMED Surgical believes this property to be in good condition and adequate for the purposes for which it is used by NuMED Surgical.

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

     DIVIDENDS. NuMED Surgical has not paid cash dividends on its Common Stock since inception. NuMED Surgical is in liquidation and will not pay cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     FOR THE YEARS ENDED MARCH 31, 1998 AND 1997.

     INTRODUCTION. The following is an analysis of the operations of NuMED Surgical for the fiscal years ended March 31, 1998 and 1997 and should be read in conjunction with the Company's Financial Statements and notes that appear elsewhere in this report.

     RESULTS OF OPERATIONS. NuMed Surgical was liquidated during fiscal year 1998. No significant amount of activity took place during the year.

     FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES. For fiscal year 1998 there is a net deficiency of $8,663. For fiscal 1997 NuMED Surgical experienced negative cash flow from operating activities of ($23,039) as compared to ($147,104) in fiscal 1996. NuMED Surgical financed operations with funds from the limited offering described in Part II Item 5. At March 31, 1997, NuMED Surgical had debt outstanding of $47,695 to AMATECH. The bank line of credit was paid from the proceeds of the sale of assets to AMATECH Corporation. NuMED Surgical continues to experience negative cash flow from operations due to the relatively long collection cycle for its receivables.

ITEM 7.  FINANCIAL STATEMENTS

                            INDEX TO FINANCIAL STATEMENTS
                                                                            Page
     NUMED SURGICAL                                                         ----
     Report of Independent Auditors                                          F-1
     Statements of Net Deficiency in Liquidation as of
       March 31, 1998 and 1997                                               F-2
     Statement of Changes in Net Deficiency in Liquidation                   F-3
     Statement of Operations for the Year Ended March 31, 1997               F-4
     Statement of Changes in Stockholders' Equity (Deficit)for
       the Year Ended March 31, 1997                                         F-5
     Statement of Cash Flows for the Year Ended March 31, 1997               F-6
     Notes to Financial Statements                                           F-7

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and the President.
No executive officer of the Company earned salary and bonus in excess of $100,000 for the fiscal year ended March 31, 1996. The Company's Chairman and Chief Executive Officer for fiscal 1996 and 1997, Mr. Taneja, received no direct compensation from the Company for the fiscal years ended March 31, 1996, 1997, and 1998. Pursuant to a professional Services Agreement by and between the Company and Bancapital, Bancapital provided certain services to the Company at an agreed upon price, including the services of Mr. Taneja.

                              SUMMARY COMPENSATION TABLE

                                                                                       OTHER
NAME AND PRINCIPAL POSITION             YEAR          SALARY         BONUS          COMPENSATION(1)
---------------------------             ----          ------         -----          ---------------
Jugal K. Taneja                         1998          $-----         $-----      $------------------
Chairman or the Board                   1997           -----          -----       ------------------
                                        1996           -----          -----       ------------------

Michael J. Diroff                       1998             -0-          -----               -0-
President                               1997          90,000          -----             6,000
                                        1996          90,000          -----             6,000

Nayan S. Shah                           1998             -0-          -----       ------------------
Chief Executive Officer                 1997             -0-          -----       ------------------
                                        1996          79,200          -----       ------------------

(1) Represents an auto allowance paid to Mr. Diroff during fiscal 1996 and 1997.

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

    The Exhibit Index is located on Page 8. No Form 8-K's were filed in fiscal 1996.

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

(10)(d) Employment Agreement between NuMED Home Health Care, Inc. and Michael J. Diroff dated January 1, 1993. Incorporated herein by reference to Exhibit 10(cc) to Form 10-K, File No. 33-19243-D, filed by NuMED Home Health Care, Inc. on June 28, 1993.

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

---------------------------

## Filed herewith

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NuMED SURGICAL, INC.

Date   9/23/98                  By /s/ Jugal K. Taneja
    -------------                  -------------------------------
                                Jugal K. Taneja,
                                Chief Executive Officer/Director

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


SIGNATURE                           TITLE                DATE


/s/ Jugal K. Taneja
-----------------------   Chief Executive Officer/
Jugal K. Taneja           Director


/s/ Robert P. Ottman
-----------------------   Director
Robert Ottman

                                     [LETTERHEAD]


                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors
NuMed Surgical, Inc.
Clearwater, Florida


We have audited the statements of net deficiency in liquidation of NuMed Surgical, Inc. (a Nevada corporation) as of March 31, 1998, and the related statements of changes in net deficiency in liquidation for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of NuMed Surgical, Inc. as of March 31, 1997 were audited by Ernst & Young, LLP, whose report dated June 4, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of NuMed Surgical, Inc. as of March 31, 1998, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles.


/s/ Kirkland, Russ, Murphy & Tapp


May 29, 1998

                                 NUMED SURGICAL, INC.

                     STATEMENTS OF NET DEFICIENCY IN LIQUIDATION

                         YEARS ENDED MARCH 31, 1998 AND 1997

                                                    1998           1997
                                                ------------   ------------
ASSETS

Current assets:
  Cash                                           $    8,274         35,341
  Accounts receivable                                13,270         63,322
  Allowable for bad debts                           (13,270)       (16,370)
  Inventories                                             -          8,272
  Prepaid expenses and other assets                       -            300
                                                -----------    -----------

        Total assets                             $    8,274         90,865
                                                -----------    -----------
                                                -----------    -----------

LIABILITIES AND NET DEFICIENCY

Current liabilities:
  Accounts payable                              $       500         32,708
  Accrued expenses                                   16,437         14,760
  Due to AMATECH                                          -         47,695
                                                -----------    -----------
        Total current liabilities                    16,937         95,163

Net deficiency in liquidation, attribute to
  8,775,685 shares                              $    (8,663)        (4,298)
                                                -----------    -----------
                                                -----------    -----------

See notes to financial statements and auditors' report.

                                 NUMED SURGICAL, INC.

                STATEMENT OF CHANGES IN NET DEFICIENCY IN LIQUIDATION

                              YEAR ENDED MARCH 31, 1998

Increase in net assets (liabilities) in liquidation:
   Sales                                                     $       3,918
   Bad debt recovery                                                 3,101
                                                             -------------
Decreases in net assets (liabilities) in liquidation:
   Cost of goods sold                                              (16,760)
   Professional fees                                               (13,012)
   Occupancy                                                        (6,432)
   Office expense                                                   (1,283)
   Other                                                            (6,112)
                                                             -------------

                    Decrease in net assets (liabilities) in
                      liquidation before adjustments               (36,580)

Adjustments of estimated values                                     32,215
                                                             -------------

                    Decrease in net assets (liabilities) in
                      liquidation                                   (4,365)

Beginning net assets in liquidation                                 (4,298)
                                                             -------------

Ending net assets (liabilities) in liquidation               $      (8,663)
                                                             -------------
                                                             -------------
Loss per share:
   Loss attributable to common stockholders                  $      (4,365)

   Net loss per common share (basic and diluted)                         -
                                                             -------------
                                                             -------------
   Weighted average common stock outstanding
     (basic and diluted)                                         8,775,685
                                                             -------------
                                                             -------------

See notes to financial statements and auditors' report.

                                 NUMED SURGICAL, INC.

                               STATEMENT OF OPERATIONS

                          FOR THE YEAR ENDED MARCH 31, 1997


                                                                     1997
                                                                  -----------
Net sales                                                         $  488,340

Cost of goods sold                                                   304,199
                                                                  ----------

             Gross profit (loss)                                     184,141

Selling, general and administrative expenses:
   Salary and benefits                                                98,890
   Professional fees                                                  30,544
   Travel and entertainment                                            8,397
   Occupancy                                                          15,008
   Advertising and marketing                                          23,687
   Insurance                                                          17,050
   Research and development expense                                      242
   Office expense                                                      7,132
   Depreciation, amortization and write off of long lived assets      68,605
   Bad debt                                                            9,492
   Other                                                              11,175
                                                                  ----------

             Total selling, general and administrative expenses      290,222
                                                                  ----------

             Operating loss                                         (106,081)

Other income (expense):
   Interest expense                                                   (6,189)
   Interest income                                                         3
   Gain on sale of assets                                             19,435
   Other expense                                                        (525)
   Bad debt recovery                                                       -
                                                                  ----------

             Total other income (expense)                             12,724
                                                                  ----------

             Net loss                                             $  (93,357)
                                                                  ----------
                                                                  ----------

Net loss per share                                                $      .01
                                                                  ----------
                                                                  ----------

Shares used in computing per share information                     8,775,685
                                                                  ----------
                                                                  ----------

See notes to financial statements and auditors' report.

                                 NUMED SURGICAL, INC.

                               STATEMENT OF CASH FLOWS

                          FOR THE YEAR ENDED MARCH 31, 1997

                                                                                   1997
                                                                               -----------
Cash flows from operating activities:
   Net loss                                                                     $(93,357)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation, amortization and write off of long lived assets               68,605
      Gain from the sale of assets                                               (19,435)
      Provision for bad debts write off of long lived assets                       9,492
      Increase (decrease) in cash due to net changes in operating assets and liabilities:
        Accounts receivable                                                      (12,757)
        Inventories                                                               43,384
        Prepaid expenses and other current assets                                      -
        Accounts payable                                                          (6,387)
        Accrued expenses                                                         (12,584)
                                                                                 -------

            Net cash used in operating activities                                (23,039)
                                                                                 -------

Cash flows from investing activities -
   Proceeds from sale of product line                                             92,695
                                                                                 -------


Cash flows from financing activities:
   Proceeds from short-term borrowings                                            23,000
   Payments on line of credit                                                    (64,544)
                                                                                 -------

            Net cash used in financing activities                                (41,544)
                                                                                 -------

Increase (decrease) in cash                                                       28,112

Cash at beginning of period                                                        7,229
                                                                                 -------

Cash at end of period                                                           $ 35,341
                                                                                 -------
                                                                                 -------

See notes to financial statements and auditors' report.

                                 NUMED SURGICAL, INC.

                          FOR THE YEAR ENDED MARCH 31, 1997

                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             ----------------------------------------------------------------------     Net assets
                                     Common stock                                                     (deficiency) in
                             --------------------------      Paid-in      Accumulated                  liquidation at
                                Shares          Value        capital        deficit          Total     March 31, 1997
                             -----------        -------     ----------    -----------       --------   --------------
Balance at March 31,
   1996                        8,775,685        $ 8,776        473,222       (392,939)       89,059                 -

Net loss                               -              -              -        (93,357)      (93,357)                -
                             -----------        -------     ----------    -----------       --------          -------
Balances at March 31,
  1997 before liquidation
  basis of  accounting         8,775,685          8,776        473,222       (486,296)       (4,298)                -

Changes in basis of
  accounting                           -         (8,776)      (473,222)       486,296         4,298            (4,298)
                             -----------        -------     ----------    -----------       --------          -------

Balances at March 31,
  1997 after the liquidation
  basis of accounting          8,775,685       $      -              -              -              -           (4,298)
                             -----------        -------     ----------    -----------       --------          -------
                             -----------        -------     ----------    -----------       --------          -------

See notes to financial statements and auditors' report.

                                 NUMED SURGICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS

                               MARCH 31, 1998 AND 1997


A.    DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION OF SALE OF ASSETS

      NuMed Surgical, Inc. (NuMed or the Company) has been actively engaged in the research, development and distribution of medical instruments and surgical supplies since February 1991 to the health care market. Effective March 31, 1997, the Company made the decision to sell its remaining major product line to AMATECH Corporation (AMATECH) and adopted a plan of liquidation. As a result, the assets remaining at March 31, 1997 are recorded at net realizable value. All operating assets were disposed of by March 31, 1998.

      In an agreement effective March 31, 1997, NuMed sold approximately $25,565 of inventory, $47,695 of accounts receivable and all other assets pertaining to the business of design, manufacture, sales or marketing of patient positioning products, disposables and pads to AMATECH. Consideration given to NuMed was the payment of its $64,544 line of credit and forgiveness of the $27,695 of accounts payable to AMATECH and $456 cash. The Company recorded a gain of $19,435 as a result of the sale.

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

                                                                   (continued)

                                 NUMED SURGICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS


     EARNINGS PER SHARE

     In the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic net loss per share of common stock is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted net loss per share of common stock presents income attributable to common shares actually outstanding plus dilutive potential common shares outstanding during the period.

C.   LONG-LIVED ASSETS

     In the fourth quarter of fiscal 1997, NuMed wrote off the balance of long-lived assets to amortization expense of $34,849 in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of". The long-lived assets included organizational costs, an exclusive distribution agreement, leasehold improvements and prototype equipment which have no realizable value at March 31, 1997 given management's intent to liquidate the Company as discussed in Note A.

D.   INCOME TAXES

     Deferred taxes reflect the impact of temporary differences between the financial statements and tax bases of assets and liabilities primarily relating to net operating losses.

                                               March 31,
                                            1998       1997
                                          --------  ---------
     Deferred tax assets:
      Total deferred tax assets         $ 185,894     203,350
      Total deferred tax liability                         -
      Valuation reserve                  (185,894)   (203,350)
                                         --------    --------

      Net deferred tax asset            $       -           -
                                         --------    --------
                                         --------    --------

     Due to the existence of the net operating losses that have been fully reserved, no provision for income tax is required for 1998 or 1997. Net operating loss carryforwards of approximately $451,000 expire through years 2009 and 2013.