Form 10QSB
period 1998-06-30
NUMED SURGICAL INC
filed 1998-08-19
CIK 921878

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB


     [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarter Ended June 30, 1998
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

The number of shares outstanding of the Issuer's common stock at $.001 par value as of August 10, 1998, was 8,775,685.


                                     Form 10-QSB

                                 NUMED SURGICAL, INC.

                     STATEMENTS OF NET DEFICIENCY IN LIQUIDATION



                                                       JUNE 30,      MARCH 31,
                                                         1998          1998
                                                     -----------    -----------
                                                     (UNAUDITED)      AUDITED
ASSETS

Current assets:
   Cash                                               $   8,254          8,274
   Accounts receivable                                   13,270         13,270
   Allowable for bad debts                              (13,270)       (13,270)
                                                      ---------      ---------
          Total assets                                $   8,254          8,274
                                                      ---------      ---------
                                                      ---------      ---------


LIABILITIES AND NET DEFICIENCY

Current liabilities:
   Accounts payable                                       3,875            500
   Accrued expenses                                      16,437         16,437
                                                      ---------      ---------
          Total current liabilities                      20,312         16,937
                                                      ---------      ---------

Net deficiency in liquidation, attributable to
  8,775,685 shares                                    $ (12,058)        (8,663)
                                                      ---------      ---------
                                                      ---------      ---------

                                 NUMED SURGICAL, INC.

                STATEMENT OF CHANGES IN NET DEFICIENCY IN LIQUIDATION
                                     (UNAUDITED)



                                                     THREE MONTHS ENDED JUNE 30,
                                                          1998          1997
                                                     -------------  ------------
Increase in net assets (liabilities) in liquidation:
   Sales                                               $      -          3,918

Decreases in net assets (liabilities) in liquidation:
   Cost of goods sold                                         -          8,109
   Professional fees                                      3,375         11,500
   Occupancy                                                  -          6,432
   Office expense                                            20              -
   Other                                                      -          5,716
                                                      ---------      ---------

          Decrease in net assets (liabilities) in
            liquidation                                  (3,395)       (27,839)

Beginning net assets in liquidation                      (8,663)        (4,298)
                                                      ---------      ---------
Ending net assets (liabilities) in liquidation        $ (12,058)       (32,137)
                                                      ---------      ---------
                                                      ---------      ---------

Loss per share:
   Loss attributable to common stockholders           $  (3,395)       (27,839)

   Net loss per common share (basic and diluted)      $       -              -
                                                      ---------      ---------
                                                      ---------      ---------

   Weighted average common stock outstanding
     (basic and diluted)                              8,775,685      8,775,685
                                                      ---------      ---------
                                                      ---------      ---------


                                 NUMED SURGICAL, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                    JUNE 30, 1998



NOTE A - BASIS OF PRESENTATION

GENERAL:

The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of the Company's management necessary to present fairly the financial position as of June 30, 1998. The results for the three months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year. References should be made to the Company's Form 10-KSB for the year ended March 31, 1998, for additional disclosure.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

The following is an analysis of the operations of NuMed Surgical for the three months ended June 30, 1998 and 1997 and should be read in conjunction with the Company's financial statements that appear elsewhere in this report.

RESULTS OF OPERATIONS:

The Company ceased operations on April 1, 1997 and liquidated the "patient positioning" assets. The Company ceased operations due to continued losses caused by increased competition and the loss of exclusivity of patient positioning products. Also, the Company was never able to find an acceptable industry partner to enter into a joint venture on the Liftmate Product which was acquired in 1995. The Company did not have adequate internal resources to pursue the "Liftmate" market on its own. The "patient positioning" product line was where most of the sales of the Company were coming from since the inception of the Company. The Company had no sales activity for the three months ended June 30, 1998. This decrease is due to the fact that the Company ceased operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and cash equivalents at June 30, 1998 and March 31, 1998 were $8,254 and $8,274, respectively. The change is minimal due to the Company's liquidation.

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





Date:   August 14, 1998            /s/ JUGAL K. TANEJA
                                   ----------------------------------------
                                   JUGAL K. TANEJA
                                   CEO, Chief Accounting Officer and Director