Form 10QSB
period 1998-09-30
NUMED SURGICAL INC
filed 1998-10-30
CIK 921878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-24362

                              NUMED SURGICAL, INC.
               --------------------------------------------------
              (Exact name of small business issuer in its charter)

      STATE OF NEVADA                                      34-1755390
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

7270 SAWGRASS POINT DRIVE, PINELLAS PARK, FL                    33782
--------------------------------------------                  ----------
(Address of principal executive offices)                      (Zip Code)

            Issuer's telephone number, including area code:  (813) 524-3227

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

                                YES  [X]     NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AT $.001 PAR VALUE AS OF OCTOBER 20, 1998, WAS 8,775,685.


                                   FORM 10-QSB
                                        1

                              NUMED SURGICAL, INC.

                   STATEMENTS OF NET DEFICIENCY IN LIQUIDATION




                                                      SEPTEMBER 30,    MARCH 31,
                                                          1998           1998
                                                      -------------    ---------
                                                       (UNAUDITED)     (AUDITED)

ASSETS

Current assets:
   Cash                                                  $  4,714         8,254
   Accounts receivable                                     13,270        13,270
   Allowable for bad debts                                (13,270)      (13,270)
                                                         --------      --------

            Total assets                                 $  4,714         8,254
                                                         ========      ========

LIABILITIES AND NET DEFICIENCY

Current liabilities:
   Accounts payable                                           875         3,875
   Accrued expenses                                        16,437        16,437
                                                         --------      --------

            Total current liabilities                      17,312        20,312
                                                         --------      --------

Net deficiency in liquidation, attributable to
  8,775,685 shares                                       $(12,598)      (12,058)
                                                         ========      ========



                              NUMED SURGICAL, INC.

              STATEMENT OF CHANGES IN NET DEFICIENCY IN LIQUIDATION
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        1998             1997
                                                     ------------      --------
Increase in net liabilities in liquidation:
   Sales                                              $      --             --
   Bad debt recovery                                         --            3,101

Decreases in net liabilities in liquidation:
   Professional fees                                          500            500
   Office expense                                              40            176
                                                      -----------    -----------

               Increase (decrease) in net
                 liabilities in liquidation                  (540)         2,425

Beginning net liabilities in liquidation                  (12,058)       (32,137)
                                                      -----------    -----------

Ending net liabilities in liquidation                 $   (12,598)       (29,712)
                                                      ===========    ===========

Gain (loss) per share:
   Gain (loss) attributable to common stockholders$          (540)         2,425
                                                      ===========    ===========

   Net gain (loss) per common share (basic and
     diluted)                                         $      --             --
                                                      ===========    ===========

   Weighted average common stock outstanding
     (basic and diluted)                                8,775,685      8,775,685
                                                      ===========    ===========

                              NUMED SURGICAL, INC.

              STATEMENT OF CHANGES IN NET DEFICIENCY IN LIQUIDATION
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        1998            1997
                                                     ----------       --------
Increase in net liabilities in liquidation:
   Sales                                             $      --            3,918
   Bad debt recovery                                        --            3,101

Decreases in net liabilities in liquidation:
   Cost of goods sold                                       --            8,109
   Professional fees                                       3,875         12,000
   Occupancy                                                --            6,432
   Office expense                                             60            176
   Other                                                    --            5,716
                                                     -----------    -----------

            Decrease in net liabilities
                in liquidation                            (3,935)       (25,414)

Beginning net assets in liquidation                       (8,663)        (4,298)
                                                     -----------    -----------

Ending net liabilities in liquidation                $   (12,598)       (29,712)
                                                     ===========    ===========

Loss per share:
   Loss attributable to common stockholders          $    (3,935)       (25,414)
                                                     ===========    ===========

   Net loss per common share (basic and diluted)     $      --             --
                                                     ===========    ===========

   Weighted average common stock outstanding
     (basic and diluted)                               8,775,685      8,775,685
                                                     ===========    ===========

                              NUMED SURGICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION

GENERAL:

The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of the Company's management necessary to present fairly the financial position as of September 30, 1998. The results for the three months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year. References should be made to the Company's Form 10-KSB for the year ended March 31, 1998, for additional disclosure.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

The following is an analysis of the operations of NuMed Surgical for the three months ended September 30, 1998 and 1997 and should be read in conjunction with the Company's financial statements that appear elsewhere in this report.

RESULTS OF OPERATIONS:

The Company ceased operations on April 1, 1997 and liquidated the "patient positioning" assets. The Company ceased operations due to continued losses caused by increased competition and the loss of exclusivity of patient positioning products. Also, the Company was never able to find an acceptable industry partner to enter into a joint venture on the Liftmate Product which was acquired in 1995. The Company did not have adequate internal resources to pursue the "Liftmate" market on its own. The "patient positioning" product line was where most of the sales of the Company were coming from since the inception of the Company. The Company had no sales activity for the three months ended September 30, 1998. This decrease is due to the fact that the Company ceased operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and cash equivalents at September 30, 1998 and March 31, 1998 were $4,714 and $8,274, respectively. The change is minimal due to the Company's liquidation.

                           PART II: OTHER INFORMATION


ITEMS 1 - 5:         Not Applicable

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           a. Exhibits:  27   Financial Data Schedule (for SEC use only)
           b. Reports on Form 8-K:  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   October 20, 1998            ------------------------------------------
                                    JUGAL K. TANEJA
                                    CEO, Chief Accounting Officer and Director