Form 10QSB
period 1998-12-31
NUMED SURGICAL INC
filed 1999-02-26
CIK 921878

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


            [X]      QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                          OF 1934 FOR THE QUARTER ENDED
                                DECEMBER 31, 1998

                                       OR

            [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-24362

                              NUMED SURGICAL, INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        STATE OF NEVADA                                           34-1755390
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

             7270 SAWGRASS POINT DRIVE, PINELLAS PARK, FL     33782
           ----------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 524-3227

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AT $.001 PAR VALUE AS OF FEBRUARY 9, 1999, WAS 8,775,685.


                                   FORM 10-QSB

                              NUMED SURGICAL, INC.

                   STATEMENTS OF NET DEFICIENCY IN LIQUIDATION

                                                     DECEMBER 31,     MARCH 31,
                                                        1998            1998
                                                     -----------     -----------
                                                     (UNAUDITED)      (AUDITED)

ASSETS

Current assets:
    Cash                                              $  4,599            8,254
    Accounts receivable                                 13,270           13,270
    Allowable for bad debts                            (13,270)         (13,270)
                                                      --------         --------

                  Total assets                        $  4,599            8,254
                                                      ========         ========


LIABILITIES AND NET DEFICIENCY

Current liabilities:
    Accounts payable                                       875            3,875
    Accrued expenses                                    16,937           16,437
                                                      --------         --------

                  Total current liabilities             17,812           20,312
                                                      --------         --------

Net deficiency in liquidation, attributable to
  8,775,685 shares                                    $(13,213)         (12,058)
                                                      ========         ========

                              NUMED SURGICAL, INC.

              STATEMENT OF CHANGES IN NET DEFICIENCY IN LIQUIDATION
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              1998                 1997
                                                           -----------         -----------
Decreases in net liabilities in liquidation:
    Sales                                                  $        --                  --
    Bad debt recovery                                               --                  --

Increases in net liabilities in liquidation:
    Professional fees                                              500               2,024
    Office expense                                                 115                 848
                                                           -----------         -----------

                      (Increase) decrease in net
                        liabilities in liquidation                (615)             (2,872)

Beginning net liabilities in liquidation                       (12,598)            (29,712)
                                                           -----------         -----------

Ending net liabilities in liquidation                      $   (13,213)            (32,584)
                                                           ===========         ===========

Gain (loss) per share:
    Gain (loss) attributable to common stockholders        $      (615)             (2,872)
                                                           ===========         ===========

    Net gain (loss) per common share (basic and
      diluted)                                             $        --                  --
                                                           ===========         ===========

    Weighted average common stock outstanding
      (basic and diluted)                                    8,775,685           8,775,685
                                                           ===========         ===========

                              NUMED SURGICAL, INC.

              STATEMENT OF CHANGES IN NET DEFICIENCY IN LIQUIDATION
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           1998                 1997
                                                                        -----------         -----------
Decrease in net liabilities in liquidation:
    Sales                                                               $        --               3,918
    Bad debt recovery                                                            --               3,101

Increases in net liabilities in liquidation:
    Cost of goods sold                                                           --               8,109
    Professional fees                                                         4,375              14,024
    Occupancy                                                                    --               6,432
    Office expense                                                              175               1,024
    Other                                                                        --               5,716
                                                                        -----------         -----------

                      Increase in net liabilities in liquidation             (4,550)            (28,286)

Beginning net assets in liquidation                                          (8,663)             (4,298)
                                                                        -----------         -----------

Ending net liabilities in liquidation                                   $   (13,213)            (32,584)
                                                                        ===========         ===========

Loss per share:
    Loss attributable to common stockholders                            $    (4,550)            (28,286)
                                                                        ===========         ===========

    Net loss per common share (basic and diluted)                       $        --                  --
                                                                        ===========         ===========

    Weighted average common stock outstanding
      (basic and diluted)                                                 8,775,685           8,775,685
                                                                        ===========         ===========

                              NUMED SURGICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

NOTE A - BASIS OF PRESENTATION

GENERAL:

The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of the Company's management necessary to present fairly the financial position as of December 31, 1998. The results for the three months ended December 31, 1998 are not necessarily indicative of results to be expected for the full year. References should be made to the Company's Form 10-KSB for the year ended March 31, 1998, for additional disclosure.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

The following is an analysis of the operations of NuMed Surgical for the three months ended December 31, 1998 and 1997 and should be read in conjunction with the Company's financial statements that appear elsewhere in this report.

RESULTS OF OPERATIONS:

The Company ceased operations on April 1, 1997 and liquidated the "patient positioning" assets. The Company ceased operations due to continued losses caused by increased competition and the loss of exclusivity of patient positioning products. Also, the Company was never able to find an acceptable industry partner to enter into a joint venture on the Liftmate Product which was acquired in 1995. The Company did not have adequate internal resources to pursue the "Liftmate" market on its own. The "patient positioning" product line was where most of the sales of the Company were coming from since the inception of the Company. The Company had no sales activity for the three months ended December 31, 1998. This decrease is due to the fact that the Company ceased operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and cash equivalents at December 31, 1998 and March 31, 1998 were $4,599 and $8,274, respectively. The change is minimal due to the Company's liquidation.

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

Date:   February 9, 1999              /s/ JUGAL K. TANEJA
                                      ------------------------------------------
                                      JUGAL K. TANEJA
                                      CEO, Chief Accounting Officer and Director

                               INDEX TO EXHIBITS


EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

    27                   Financial Data Schedule