Form 10KSB40
period 1999-03-31
NUTRICEUTICALS COM CORP
filed 1999-07-14
CIK 921878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24362

                         NUTRICEUTICALS.COM CORPORATION,
                          FORMERLY NUMED SURGICAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            STATE OF NEVADA                                      34-1755390
  ----------------------------------                            -------------
  (State of or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

  6950 BRYAN DAIRY ROAD, LARGO, FLORIDA                             33777
-----------------------------------------                         ----------
(Address of Principal Executive Officers)                         (Zip Code)

                    Issuer's telephone number: (727) 544-8866

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE.

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

          Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $37,118.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, cannot be determined. There is currently no established trading market for the common stock of the Company, and the shares are not presently listed, therefore aggregate market value cannot be determined.

         Number of shares outstanding of the Issuer's common stock at $.001 par value as of June 14, 1999 was 5,153,414.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Nutriceuticals.com Corporation ("Company"), was incorporated on October 18, 1993, as a Nevada corporation under the name of NuMed Surgical, Inc. ("NuMed Surgical"). In March 1999, its name was changed to Nutriceuticals.com Corporation.

         The Company was formerly engaged in the business of research, development and distribution of medical instruments and surgical supplies to the healthcare market. In 1997 NuMed Surgical adopted a plan of liquidation in which it sold its major product line and by March 31, 1998 disposed of all its operating assets. On March 15, 1999, NuMed Surgical acquired all of the outstanding common stock of Nutriceuticals.com Corporation ("Nutriceuticals"), a Florida corporation, which was organized on September 8, 1998, and NuMed Surgical changed its corporate name to Nutriceuticals.com Corporation. Nutriceuticals was founded to engage in the online retailing of vitamins, nutritional supplements and other natural products to customers. Prior to the acquisition of Nutriceuticals on September 8, 1998, the Company was accounted for on the liquidation basis of accounting.

         NuMed Surgical was created through a spin off by NuMed Home Health Care, Inc. ("NuMed HHC"), a public company. NuMed HHC spun off to its stockholders all of the assets and liabilities of its surgical/medical products division, and the assets and liabilities of a wholly-owned subsidiary, NuMed Technologies, Inc. Prior to the spin off, NuMed Surgical had no operations or business other than as a division or wholly-owned subsidiary of NuMed HHC.

         On March 31, 1999, the Company acquired all of the issued and outstanding capital stock of Healthseek.com Corp. ("Healthseek"), incorporated in 1999 as a Massachusetts corporation. Healthseek is a healthcare community Web site providing communications and related information ("content") to healthcare professionals and consumers and it has attracted a community of Internet users. Both the Company and its wholly-owned subsidiary Healthseek may be considered development stage companies, as revenues to date have been nominal.

         The Company's principal administrative, marketing and customer service facilities total approximately 400 square feet of office and warehouse space, which is located at 6950 Bryan Dairy Road, Largo, Florida 33777.

         The Company is a "small business issuer" for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Exchange act of 1934.

OVERVIEW

         Nutriceuticals.com Corporation is an innovative online retailer of natural products. The Company's objective is that its Web stores, www.nutriceuticals.com and www.javaslim.com, with the aid of its Web community at www.healthseek.com, will become well-known and widely-used Web sites for the purchase of natural products and the provision of healthcare information. The Company believes it can provide consumers with superior value because it offers a select line of high quality natural products as well as the convenience of shopping from home or office, twenty-four-hours-a-day, seven-days-a-week.

         The Company's business strategy is to offer, through its online stores www.nutriceuticals.com and www.javaslim.com, a select line of natural products, a convenient shopping experience and competitive prices. The Company is implementing this strategy by offering a select line of brand name, high quality natural products online, including the Company's own "Dr. Nutriceutical" and "Java Slim" product lines, the convenience of shopping from the home or the office, twenty-four-hours-a-day, seven-days-a-week, and discount prices.

         The Company believes that the Internet is an ideal medium to sell natural products for several reasons: (a) according to Cyber Dialogue, over 17 million U.S. adults searched for health information on the Internet for the year ended July 1998, and this number is estimated to nearly double in the next two years; (b) according to Hambrecht & Quist, LLC's industry report dated January 8, 1999, the e-commerce market for vitamins and other nutraceuticals is estimated to exceed $12 billion annually by the year 2001; and (c) a potentially large and attractive customer base for the Internet healthcare market, made up of wealthier, more educated, and slightly more experienced Internet users than the average adult online user.

ONLINE STORES

         Customers enter the Company's online stores at www.nutriceuticals.com and www.javaslim.com. The Company's Nutriceuticals store opened in February 1999, and its Java Slim store was launched in June 1999. The Company's goal is to make the shopping process as easy as possible for customers through its simple, intuitive and easy to use online stores. Users accessing the Company's Web stores will generally fall into one of two categories: individuals who know what products they want to buy and seek to purchase them immediately in a highly convenient manner, or individuals who will browse the stores, seeking an entertaining and informative shopping experience. The Company designed its online stores to satisfy both types of users in a simple, intuitive fashion.

         Presently, customers who use the Company's online stores can conduct targeted searches through an index of selected natural products, browse among featured products and special offerings, obtain a confirmation of their order, and access the Company's customer support representatives by telephone and fax during regular business hours and by e-mail twenty-four-hours-a-day, seven-days-a-week. The Company expects to further improve its online stores to include product reviews, greater interactivity, and product presentations that the Company can design based on customer preferences.

         Shoppers purchase products by simply clicking on a button to add products to their virtual shopping baskets. Just as in a physical store, customers can add and subtract products from their shopping baskets as they browse prior to making a final purchase decision. To execute orders, customers click on the buy button. A message on the screen prompts customers to supply shipping and, in the case of consumers, credit card detail, either by e-mail or by telephone. All customer information is stored on the Company's secure server. The Company's system automatically confirms each order by e-mail to the customer after the customer places the order, and advises customers by e-mail after the product is shipped. The Company provides customer service and support, answers general questions and makes available product information by telephone, fax and e-mail. The Company does not currently charge its customers for service and support services.

PRODUCTS

         The Company currently offers at its Web stores approximately 300 high-quality natural products packaged under 10 brand names, including the Company's own two brands, "Dr. Nutriceutical" and "Java Slim." Substantially all of the Company's sales to date have come from the sale of its brand label products, of which approximately 50% of such sales have been derived from the sale of the Company's Java Slim weight loss coffee. The Company's select product line, however, includes a full range of widely used vitamins and supplements and other natural products. Due to the efficiencies related to online inventory, the Company has the ability to, and may in the future, offer a broader selection of natural products, including hard to find and specialty products which may not be available in traditional vitamin stores.

         The Company does not carry significant inventory and relies on manufacturers and distributors of natural products to fulfill its customers' orders. When a customer places an order, the Company promptly transmits the order information to a vendor and distributor for processing and for rapid shipment to the Company's customers. This allows the Company to offer a potentially unlimited and evolving selection of products, while avoiding the high costs and capital requirements associated with owning and warehousing product inventory.

MARKETING AND SALES

         In March 1999, the Company began to promote its online store through a proactive advertising program. The program initially targeted potential customers through radio broadcasts. The Company intends to expand its advertising programs to national media outlets such as magazines and newspapers, and may eventually advertise on television. The Company believes an expanded advertising program will facilitate its growth, increase the reach of its name recognition and direct new customers to its online store.

         The Company intends to pursue strategic relationships to expand its online presence, increase its access to online customers and build its brand recognition. In pursuing these relationships, the Company seeks to be the exclusive or semi-exclusive reseller of natural products on key screens of major Web sites. The Company has entered into one such strategic alliance.

         In April 1999, the Company entered into a non-exclusive agreement with IndigoCity.com, Inc. ("Indigo"), a newly formed Internet media company that offers a branded network of comprehensive information, communication and shopping service for customers. Indigo's Web page is currently located at www.indigocity.com. Indigo's Web site was launched in June 1999.

         Under the Company's agreement with Indigo, the Company must pay a monthly hosting fee to Indigo. In addition, the Company must distribute 50% of its gross margin for its products that are sold as a result of its strategic alliance with Indigo. Generally, "gross margins" shall be equal to gross revenue from such sales, less cost of product and cost of shipping. The Company is also to provide Indigo with its Web site, and valuable health related content in the form of products, services, articles and reviews. In addition, Indigo has the following responsibilities to the Company under the Company's marketing alliance: (a) incorporate the Company's Web site contents into feature sections and spotlight articles on the Indigo Web site; (b) build an Indigo banner and/or logo that the Company will place on the home page of its Web site, that will permit visitors that come from Indigo's Web site to return; and (c) use its best efforts to cross promote the Company's products and services on an ongoing basis.

         In addition to traditional advertising and strategic agreements, the Company intends to use many online sales and marketing techniques to increase brand recognition and direct traffic to its online stores. These include purchasing banner advertising on search engine Web sites and Internet directories and direct links from healthcare home pages.

         The Company can display banner advertisements for certain periods of time or when a user searches for information relating to certain keywords (such as "vitamins") and programs, as well as the names of vendors. The Company plans to establish direct links with the Web sites for certain vendors. These links allow a potential customer visiting that vendor's Web site to automatically link to the Company's order form and purchase its products. The Company believes that the demographics of Internet users overlap one-to-one with the demographics of potential of natural product purchasers and that the Internet provides additional opportunities for direct marketing to the Company's customers through a variety of mechanisms. The Company may use direct marketing techniques to target new and existing customers with customized offers such as an e-mail newsletter that includes purchase recommendations based on demonstrated customer preferences or prior purchases. In order to display banner advertisements on its Web sites and engage in such direct marketing opportunities, the Company will need to upgrade its Web site platform technology.

         The Company intends to expand its market presence by allowing affiliate Web sites to offer natural products to their audience, for which the Company will provide fulfillment. The affiliate embeds a hyperlink to the Company's site, together with software recommended for that affiliate's targeted customer base. This hyperlink automatically connects the customer to the Company's online store where the affiliate's customer may place an order. The affiliate can offer enhanced services and recommendations, while avoiding ordering and fulfillment costs. Under these short-term arrangements, the Company would be required to pay the affiliate a percentage of the sales they generate. Generally, these agreements can be terminated with limited notice. To capitalize on affiliate programs, the Company presently intends to make the necessary enhancements to its Web site platform technology.

COMPETITION

         The online commerce market is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal and current and new competitors can launch new Web sites at relatively low cost. In addition, the natural products reselling industry is intensely competitive. The Company currently competes primarily with traditional resellers, other online resellers and other vendors of natural products, such as MotherNature.com, GreenTree.com, DrugStore.com and PlanetRx.com. The Company also competes with mail order and/or direct marketers of vitamin and nutritional supplement products, including cataloguers such as Vitamin Shoppe and Vitamin Discount Connection; and with manufacturers such as Twin Labs, Natrol, and Nature's Way. Additional competitors are major store-based retailers of vitamin and nutritional supplements and other related products, such as GNC, Walgreens, Eckerd, and Walmart. Additionally, these traditional store-based retailers and mail order and/or direct marketers of natural products have established or may soon establish, commercial Web sites offering vitamins, nutritional supplements, and other natural products.

         Unlike other well-publicized product categories such as online book or compact disc retailing, there is no current market leader in the online provision of natural products to consumers. The Company's immediate goal is to position itself as a leading online natural product retailer. To that end, the Company believes that its early entry into the online natural products market will enable it to establish critical competitive advantages over future competitors. The Company believes that such competitive advantages include the establishment of a recognizable brand, the development of online marketing and media relationships, the acquisition of exclusive advertising space, the creation and development of a powerful Affiliate Program, the development of important relationships with manufacturers, distributors, and content providers; and most importantly the acquisition of customers.

         There are substantial barriers to entry in the nutritional supplement industry that have prohibited the development of a major online leader to date. Unlike the more mature book and compact disc industries, which have established fulfillment mechanisms to "drop-ship" product, the natural products manufacturing and distribution industries are highly fragmented and relatively inefficient. As a result, natural product resellers must address numerous, and significant, order fulfillment challenges.

         Although the Company has direct competition from several small online merchants, there is no established leader that has been able to capture significant market share to date. A number of indirect online commerce competitors who may potentially compete in this market include GreenTree.com and MotherNature.com.

         Competitive pressures created by any one of these current or future competitors, or by the Company's competitors collectively, could materially hurt its business. The Company believes that the principal competitive factors in its market are brand recognition, selection, convenience, price, speed and accessibility, customer service, quality of site content, and reliability and speed of fulfillment.

         Many of the Company's current and potential competitors have longer operating histories and larger customer bases than the Company. In addition, many of the Company's current and potential competitors have greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, as more people use the Internet and other online services, larger, well established and well financed entities may acquire online competitors or suppliers, invest in online competitors or suppliers, or form joint ventures with online competitors or suppliers.

         Certain of the Company's actual or potential competitors, such as MotherNature.com, DrugStore.com, GreenTree.com and PlanetRx.com, may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to Web site and systems development than the Company.

         In addition, new technologies and expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites, may direct customers to online resellers which compete with the Company and may increase competition. Increased competition may reduce the Company's operating margins, as well as cause a loss to both its market share and brand recognition. Further, to strategically respond to changes in the competitive environment, the Company may sometimes make pricing, service or marketing decisions or acquire companies that could have a materially adverse effect on the Company's business. In addition, companies controlling access to Internet transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion in their product or service offerings. The Company cannot assure that it can compete successfully against current and future competitors. Failure to compete successfully against current and future competitors could have a materially adverse effect on the Company's business.

BACKLOG

         As of March 31, 1999, the Company had no backlog of sales orders.

PROPRIETARY RIGHTS

         The Company relies on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect its technology and proprietary rights and information. The Company currently has applied for protection of its "Java Slim" brand name. The Company intends to apply for protection of its "Dr. Nutriceutical" brand name, and for "Nutriceuticals.com". The Company requires employees and consultants to sign confidentiality and non-competition agreements. However, the Company cannot assure that its steps will be sufficient to prevent misappropriation of its technology, proprietary rights and information, or that its competitors will not independently develop technologies that are substantially equivalent or superior to its technologies.

         Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Any infringement claims by third parties against the Company may have a material adverse effect on the Company's business, financial condition and results of operations.

PRINCIPAL SUPPLIERS AND SOURCES OF SUPPLY

         The Company obtains all of its products from suppliers and is entirely dependent upon the manufacturers and distributors that supply it with natural products for resale. The Company does not have contracts with any suppliers committing such suppliers to provide products as required. There can be no assurance that suppliers will provide products needed by the Company in the quantities requested or at a price the Company is willing to pay. At present, a single manufacturer of natural products, Innovative Health Products, Inc. ("Innovative"), an affiliated company, supplies the Company with (i) all of the products the Company sells under its brand labels, (ii) 30% of the products offered at the Company's Web stores, and (iii) over 95% of the products the Company has sold since the opening of its first online store in February 1999. Jugal K. Taneja, the Company's Chairman and a principal shareholder of the Company, is also a director and principal shareholder of Innovative. As a result, any future agreement between the Company and Innovative may not be deemed the result of arms' length negotiations. The Company has no formal agreement with Innovative to fulfill its customers' orders. In the event a customer desires to purchase products which the Company cannot fulfill through Innovative, the Company has entered into an agreement with an unaffiliated distributor of natural products for fulfillment and distribution of such orders. Although the Company believes it can replace its relationship with Innovative without much difficulty if this relationship terminates, the Company cannot be assured that it will be able to establish new relationships with other vendors. The inability of the Company to obtain adequate supplies of products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of March 31, 1999, the Company had four employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

         In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible. Each of the employees are eligible for grant of stock options in accordance with the provisions of the Company's 1999 Stock Option Plan, as determined by the Administrator of the Plan.

         In June 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option Plan, which is subject to approval by the Company's shareholders at its next annual meeting. The purpose of the 1999 Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan provides for the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase an aggregate of 400,000 shares of common stock.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statement(s). The Company desires to take advantage of the safe harbor provisions of the Act.

         Except for historical information, the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, the Company's quarterly reports on Form 10-QSB, the Company's current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

         In addition, representatives of the Company, from time to time, participate in speeches and calls with market analysts, conferences with investors and potential investors in the Company's securities, and other meetings and conferences. Some of the information presented in such speeches, calls, meetings and conferences may be forward-looking within the meaning of the Act.

         It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the Company's industry as a whole. In some cases, information regarding certain important factors that could cause actual results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company may appear or be otherwise conveyed together with such statements. The following additional factors (in addition to other possible factors not listed) could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company.

         LIMITED OPERATING HISTORY, SUCCESSFUL BUSINESS MANAGEMENT OR PROFITABILITY ACHIEVEMENT. The Company's natural products business began in September 1998, and it commenced Internet sales in February 1999. Accordingly, the Company has nominal revenues as of March 31, 1999 and only a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects should therefore be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, develop and maintain its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, improve its Web sites, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. The Company may not be able to successfully address such risks, or manage its business to achieve or maintain profitability. The failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         NET LOSSES, ANTICIPATION OF FUTURE LOSSES AND NEGATIVE CASH FLOWS. From inception of the Company's e-commerce business in September 1998 through fiscal year ended March 31, 1999, the Company incurred net operating losses of approximately $104,000. As of March 31, 1999, the Company had net equity of approximately $38,000. The Company expects significant operating losses and negative cash flow to continue for the foreseeable future, and the losses to increase significantly from current levels since the Company intends to invest heavily in brand development, marketing and promotion, Web site content development, strategic relationship development and maintenance, and Web site technology and operating infrastructure development.

         The Company also intends to offer attractive pricing programs, which will reduce its gross margins. Because the Company anticipates relatively low gross margins, its ability to become profitable given its planned expenses depends on its ability to generate and sustain substantially higher sales. To date, the Company has not achieved such sales. If the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future.

         The Company bases its current and future expense levels on its operating plans and estimates of future revenues. Sales and operating results are difficult to forecast, because they generally depend on sales volume and timing of the orders the Company receives. As a result, the Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. A shortfall in revenues will significantly harm the Company's business and its operating results. In view of the rapidly evolving nature of the Company's business, proposed and possible future acquisitions, and the Company's limited operating history of selling natural products online, the Company has minimal experience in forecasting its revenues. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may be unable to meet its working capital requirements without seeking additional financing.

         ADDITIONAL CAPITAL NEEDS. The Company will require substantial working capital to fund its business. The Company does not presently have adequate cash from operations or financing activities to meet either its short-term or long-term capital needs. In addition, the Company has an obligation to repay a $50,000 demand note, plus accrued interest to an affiliate of Jugal K. Taneja, the Company's Chairman, which will become due and payable upon the closing of a secondary public offering. The Company expects to repay this debt from the proceeds of a secondary public offering. In addition, the Company has not paid its executive officers since inception. The Company is indebted to Stephen M. Watters and Jugal K. Taneja in the aggregate amount of approximately $62,000 as of June 18, 1999. The Company intends to repay the accrued salaries from the proceeds of a secondary public offering. If a secondary public offering is not successful, the Company expects that it will seek alternative private financing.

         In addition to the working capital requirements for repayment of debt and accrued compensation, the Company expects operating losses and negative cash flows to continue for the foreseeable future. Accordingly, the Company is dependent on and intends to use a substantial portion of the proceeds of a secondary offering to fund its operations and implement its marketing strategies. The Company anticipates that net proceeds received from a secondary offering will be sufficient to meet its current capital requirements through the next twelve months. However, the Company may have additional capital needs prior to the end of the twelve month period. Thereafter, if the Company is not able to generate positive cash flows, it will likely have to raise additional funds.

         The actual amount and timing of the Company's future capital requirements may differ materially from management's estimates. In particular, estimates may be inaccurate as a result of changes and fluctuations in the Company's revenues, operating costs and development expenses. The Company's revenues, operating costs and development expenses may be adversely affected if it is unable to effectively and efficiently manage the expansion of its operations, obtain favorable co-branding or Internet marketing agreements with third parties, negotiate favorable contracts with suppliers (including large volume discounts on purchases of natural products), obtain brand recognition, attract sufficient numbers of customers or increase the volume of its sales of natural products.

         The Company's revenues and costs also depend upon factors that it cannot control. These factors include changes in technology and regulations, increased competition and factors such as Web integrity, seasonality, and performance by third parties in connection with its operations. Because of these factors, revenues and costs will be uncertain and may vary considerably. These variations may significantly affect the Company's future need for capital. Also, if the Company accelerates the expansion of its operations or completes any acquisitions, it will require additional funding sooner than is currently expected. The Company may be unable to raise funds sufficient for its needs, either on suitable terms or at all, which would substantially harm the trading price of the Company's common stock and materially harm its business.

         UNPREDICTABILITY OF FUTURE OPERATING RESULTS. The Company's revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in the Company's control. These factors include: the Company's ability to attract and retain new customers and maintain customer satisfaction; new Web sites, services and products introduced by the Company or by its competitors; price competition; decreases in the level of growth, use of, or consumer acceptance of, the Internet and other online services for the purchase of consumer products; the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner; traffic levels on its Web site and its ability to convert that traffic into customers; technical difficulties or system downtime affecting the Internet or online services, generally, or the operation of the Company's Web site; the failure of Internet bandwidth to increase significantly over time and/or an increase in the cost to consumers of obtaining or using Internet bandwidth; government regulations related to use of the Internet for commerce or sales and distribution of natural products; and general economic conditions and economic conditions specific to the Internet, online commerce and the software industry.

         The Company must increase sales of natural products by increasing the number of visitors to its online sites or by increasing the percentage of visitors to its online sites who purchase natural products. The Company must also increase the number of repeat purchasers of natural products through its online sites and increase revenues from sales to consumer purchasers in absolute dollars and as a percentage of its total net revenues. In addition, the Company must successfully establish, maintain and enhance its brands, "Dr. Nutriceutical" and "Java Slim". The Company has implemented strategies which it believes will help to achieve these goals, such as entering into its strategic relationship with IndigoCity.com. The Company cannot be certain that it can accomplish these objectives, or that its business strategy will be successful.

         ESTABLISHMENT OF COMPANY BRANDS. A growing number of Internet sites, many of which already have well-established brands, offer products and services that compete with those of the Company. As a result, the Company believes it we must establish, maintain and enhance its Dr. Nutriceutical and Java Slim brands. The Company's success in promoting and maintaining its brands or any other brand that it may use in the future will depend largely on its ability to provide a high quality online experience supported by dedicated customer service. The Company cannot assure that it will be able to meet these goals. In addition, to attract and retain online users and to promote and maintain its current brands or future brands, the Company may need to substantially increase its marketing expenditures to create and maintain strong brand loyalty among its customers. The Company's business could be adversely affected if its marketing efforts are unproductive or if it cannot increase its brand awareness.

         HIGHLY COMPETITIVE MARKETS. The online commerce market is new, rapidly evolving and intensely competitive. The Company anticipates that competition will intensify in the future because barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. In addition, the natural products industry is intensely competitive. The Company currently competes primarily with traditional resellers of natural products, other online resellers of natural products and other vendors.

         In the online market, the Company competes with many online resellers that maintain commercial Web sites similar to those of the Company, including MotherNature.com, GreenTree.com, DrugStore.com and PlanetRx.com. The Company also competes with the growing number of manufacturers that sell their natural products directly online. The Company anticipates that it may soon compete with other vitamin and nutritional supplement manufacturers and vendors that plan to sell their products directly to customers online in the near future. In addition, the Company competes with traditional store-based retailers and mail order and/or direct marketers of natural products. Competitive pressures created by any one of these current or future competitors, could have a material adverse affect on the Company's operations.

         RELIANCE ON MANUFACTURERS AND DISTRIBUTORS OF NATURAL PRODUCTS. The Company is entirely dependent upon the manufacturers and distributors that supply it with natural products for resale, and the availability of these natural products is unpredictable. The Company also relies on distributors to ship products to its customers. The Company has limited control over the shipping procedures of its distributors and shipments by these distributors may be subject to delays.

         As is common in the industry, the Company has no long-term or exclusive arrangements with any manufacturer or distributor that guarantees the availability of any natural products for resale. Although the Company believes that it can replace its relationship with its current manufacturer and distributors without much difficulty, the Company may be unable to establish such new relationships.

         POTENTIAL CONFLICTS OF INTEREST WITH INNOVATIVE HEALTH PRODUCTS, INC. Substantially all of the Company's sales to date have resulted from the sale of its brand labels, which are manufactured by Innovative. The Company has not entered into an agreement with Innovative to define the ongoing relationship between the companies. Jugal K. Taneja, the Company's Chairman and a principal shareholder of the Company, is also a director and principal shareholder of Innovative. As a result, any future agreement between the Company and Innovative may not be deemed the result of arms' length negotiations. Further, although the Company and Innovative are engaged in different but related businesses, the companies currently have no policies to govern the pursuit or allocation of corporate opportunities between them, in the event they arise. The Company's business could be adversely affected if the interests of Innovative are pursued over the interests of the Company, either in the course of intercompany transactions or where the same corporate opportunities are available to both the Company and Innovative.

         DEPENDENCE ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT. The Company's success will depend in large part on continued growth in, and the use of, the Internet. There are critical issues concerning the commercial use of the Internet which remain unresolved. The issues concerning the commercial use of the Internet which the Company expects to affect the development of the market for its products and services include: security, ease of access, reliability, quality of service, cost, and necessary increases in bandwidth availability.

         The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon traditional means of commerce and communications, generally will require that these enterprises accept a new medium for conducting business and exchanging information. These entities likely will accept this new medium only if the Internet provides them with greater efficiency and an improved area of commerce and communication.

         Demand and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including the growth in consumer access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences and increases in user bandwidth. If the Internet fails to develop or develops more slowly than the Company expects as a commercial or business medium, it could adversely affect the Company's business.

         ONLINE COMMERCE SECURITY AND CREDIT CARD FRAUD. A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. The Company's business may be adversely affected if its security measures do not prevent security breaches and it cannot assure that it can prevent all security breaches. To the extent that the Company's activities, or
                                      -10-
those of third-party contractors, involve the storage and transmission of proprietary information (such as credit card numbers), security breaches could damage the Company's reputation, and expose the Company to a risk of loss or litigation and possible liability. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions the Company processes, that a merchant does not obtain a cardholder's signature. Fraudulent use of credit card data in the future could adversely affect the Company's business.

         PROTECTION OF PROPRIETARY RIGHTS. The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success. To protect its proprietary rights, the Company will rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others. The Company will pursue the registration of its trademarks and service marks in the United States. The Company has applied for Federal registration of the mark "Java Slim," and intends to apply for the marks "Nutriceuticals.com" and "Dr. Nutriceutical." The Company cannot be certain that federal registration of these service marks or any other service mark will be issued. In addition, effective trademark, service mark, copyright and trade secret protection may be unavailable in countries in which the Company's products and services are available online. The Company has not applied to register any mark outside the U.S. or performed any trademark searches to determine whether any of these marks are available for use or registration outside the United States in connection with vitamins and other natural products.

         To date, there have been no interruptions in the Company's business as the result of any claim of infringement. However, no assurance can be given that the Company will not be adversely affected by the assertion of intellectual property rights belonging to others. The effects of such assertions could include requiring the Company to alter or withdraw existing trademarks or products, delaying or preventing the introduction of products, or forcing the Company to pay damages if the products have been introduced.

         The steps the Company takes to protect its proprietary rights may be inadequate, or third parties might infringe or misappropriate its trade secrets, copyrights, trademarks, trade dress and similar proprietary rights. In addition, others could independently develop substantially equivalent intellectual property. The Company may have to litigate in the future to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and the diversion of the Company's management and technical resources which could adversely affect its business.

         GOVERNMENT REGULATION. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, contracts and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect the Company's business.

         INTERNET CONTENT LIABILITY. The Company believes that its future success will depend in part upon its ability to deliver original and compelling descriptive content (information, articles, editorials, etc.) about the products it sells on the Internet and about related healthcare and wellness issues. Accordingly, the Company anticipates that it will become a publisher of online content in the foreseeable future. At such time, it may face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that it publishes or distributes. In the past, plaintiffs have brought such claims and sometimes successfully litigated them against online services. In addition, in the event that the Company implements a greater level of interconnectivity on its Web sites, it will not and cannot practically screen all of the content its users generate or access, which could expose the

Company to liability with respect to such content. The Company does not presently carry general liability insurance, and any such insurance obtained in the future may not cover claims of these types or may be inadequate to indemnify the Company for all liability that may be imposed on it. If the Company faces liability, then its reputation and its business may be adversely affected.

         SALES AND OTHER TAXES. The Company does not currently collect sales or other similar taxes for physical shipments of goods into states other than Florida. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on the Company and other out of state companies which engage in online commerce. In addition, any new operations in states outside Florida, including operations assumed in connection with the acquisition of Healthseek.com, could subject the Company's shipments into such states to state sales taxes under current or future laws. If one or more states or any foreign country successfully asserts that the Company should collect sales or other taxes on the sale of our merchandise, it could adversely affect the Company's business.

         CAPACITY CONSTRAINTS, RELIANCE ON INTERNALLY DEVELOPED SYSTEMS AND SYSTEM DEVELOPMENT. A key element of the Company's strategy is to generate a high volume of traffic on, and use of, its Web sites. The Company's revenues depend on the number of customers who use its Web site to purchase natural products. Accordingly, its Web site transaction processing systems and network infrastructure performance, reliability and availability are critical to its operating results. These factors are also critical to the Company's reputation and its ability to attract and retain customers and maintain adequate customer service levels. The volume of goods the Company sells and the attractiveness of its product and service offerings will decrease if there are any systems interruptions that affect the availability of the Company's Web sites or its ability to fulfill orders. The Company has experienced periodic systems interruptions, which management believes may continue to occur. The Company will continually enhance and expand its technology and transaction processing systems, and network infrastructure and other technologies, to accommodate increases in the volume of traffic on its Web sites. The Company cannot assure that it will be successful in these efforts or that it will be able to accurately project the rate or timing of increases in the use of its Web sites. The Company may also fail to timely expand and upgrade its systems and infrastructure to accommodate these increases.

         In addition, the Company cannot predict whether additional network capacity will be available from third party suppliers as it is needed. Also, the Company's network or its suppliers' network might be unable to timely achieve or maintain a sufficiently high capacity of data transmission to timely process orders, especially if its Web site traffic increases. The Company's failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for its services.

         The Company's success, in particular its ability to successfully receive and fulfill orders and provide high quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications systems. The Company and its wholly-owned subsidiary contract with third parties to host computer and communications hardware systems and to maintain the Company's critical connection to the Internet.

         The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company has no formal disaster recovery plan and carries no business interruption insurance to compensate it for losses that may occur. Furthermore, the Company's security mechanisms or those of its suppliers may not prevent security breaches or service breakdowns. Despite the Company's implementation of security measures, its servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These events could cause interruptions or delays in the Company's business, loss of data or render the Company unable to accept and fulfill customer orders.

         RAPID TECHNOLOGICAL CHANGE. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its online stores. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then the Company's existing Web sites, proprietary technology and systems may become obsolete. The Company's future success will depend on its ability to both license and/or internally develop leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         The development of the Company's Web sites and other proprietary technology entail significant technical and business risks. The Company may use new technologies ineffectively or may fail to adapt its Web sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If the Company faces material delays in introducing new services, products and enhancements, its customers may forego the use of its products and services and use those of the Company's competitors.

         YEAR 2000 COMPLIANCE. Many existing computer programs use only two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were designed and developed without considering the impact of the upcoming millennium. If not corrected, many computer systems could fail or create erroneous results relating to the year 2000. The Company has assessed its systems which permit the sale, order, processing and delivery of natural products to its customers to determine year 2000 compliance. Based on its review and the results of limited testing, the Company believes its internal systems are year 2000 compliant.

         The Company also utilizes software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, the Company is dependent on the institutions involved in processing its customers' credit card payments for Internet services. The Company is also dependent on telecommunications vendors and leased point-of-purchase vendors to maintain network reliability.

         However, known or unknown errors or defects that affect the operation of the Company's systems could result in delay or loss of revenue, interruption of shopping services, cancellation of customer contracts, diversion of development resources, damage to its reputation, costs, and litigation costs, any of which could adversely affect the Company's business, financial condition and results of operations. The expenses associated with the Company's assessment and potential remediation plan cannot be determined. Further, at this time, the Company does not have enough information to determine the most reasonably likely worst case scenario. Therefore, the Company does not have a contingency plan in place to handle the most reasonably likely worst case scenario, and does not intend to create one.

GENERAL RISKS

         NEW MANAGEMENT TEAM AND NEED FOR ADDITIONAL PERSONNEL. The Company's online commerce business commenced in September 1998 and it launched its first online store in February 1999. The Company is substantially dependent on the efforts of its founders and principal officers who have no proven record of success in the retailing of natural products via the Internet. In addition, the Company's future success depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. The Company currently has only 4 employees, including a consultant who operates the Company's Healthseek.com Web site. Further, the Company's Chief Executive Officer, Jugal K. Taneja, also serves as the Chairman of the Board of Dynamic Health Products and, accordingly, plays only a limited role in the management of the Company. The Company expects to add additional personnel to manage the anticipated growth of its operations. However, the e-commerce market is highly competitive, and retaining new personnel could be costly in terms of cash compensation or equity necessary to attract qualified personnel to the Company, or such personnel may not be available to the Company on any terms. Competition for these individuals is intense and the Company may be unable to successfully attract, assimilate or retain sufficiently qualified personnel in the future. The Company does not currently carry key man life insurance for any of its founders or executive officers.

         LACK OF INDEPENDENT DIRECTORS. As of this date, the Company has no independent directors. The Company has identified two persons who have indicated their willingness to serve as directors, and the Company presently intends to undertake to appoint such persons following completion of a secondary offering and the purchase of director and officer liability insurance. In the absence of independent directors, however, none of the ongoing transactions, or past transactions which are now closed, between the Company and its affiliates were approved by independent directors, and until such independent directors are appointed, any future transactions between the Company and its affiliates will continue to be approved by directors who are also officers of the Company.

         RELIANCE ON STRATEGIC MARKETING ALLIANCES. In an effort to drive traffic to the Company's Web sites, it has entered into a marketing alliance with IndigoCity.com, Inc., a newly-formed Internet media company that offers a branded network of comprehensive information, communication and shopping service for customers.

         Although the Company believes its strategic marketing alliance with IndigoCity.com will represent a significant distribution channel for its natural products, it cannot assume that this alliance will meet this expectation, particularly because IndigoCity.com is new and it is not certain whether IndigoCity.com will achieve its anticipated positive market presence and growth. Conversely, if IndigoCity.com is successful, termination of the Company's alliance with IndigoCity.com could have a material adverse affect on the Company's business. The Company intends to enter into similar marketing alliances with others. The inability to enter into similar alliances with others may also have a material adverse affect on the Company's business.

         POSSIBLE FUTURE ACQUISITIONS. The Company intends to continue to make investments in complementary companies, products or technologies. If the Company acquires a company, it could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of an acquired company may decide not to work for the Company. If the Company makes other types of acquisitions, it could have difficulty in assimilating the acquired technology or products into the Company's operations. These difficulties could disrupt the Company's ongoing business, distract its management and employees and increase its expenses. In addition, future acquisitions could have a negative impact on the Company's business, financial condition and results of operations. Furthermore, the Company may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would be dilutive to the Company's existing stockholders.

         CONCENTRATION OF CUSTOMERS. For the year ended March 31, 1999, no customers represented 10% or more of the Company's sales.

         CONTROL BY CERTAIN STOCKHOLDERS. Directors, executive officers and principal shareholders beneficially owned approximately 67.5% of the outstanding shares of the Company's common stock. Therefore, these stockholders will have significant control over the election of the Company's directors and most of the Company's corporate actions.

         PROVISIONS ON THE PAYMENT OF DIVIDENDS. The Company has not declared cash dividends on its common stock and the Company does not anticipate paying cash dividends in the foreseeable future. The Company currently expects to retain future earnings, if any, to finance the growth and development of its business.

ITEM 2. PROPERTIES.

         The Company's principal administrative, marketing and customer service facilities total approximately 400 square feet of office and warehouse space, which is located at 6950 Bryan Dairy Road, Largo, Florida 33777, and is currently provided to the Company, without charge, by Innovative Health Products, Inc., an affiliated company. These facilities will not be sufficient for the near future. The Company plans to acquire new facilities of 1,000 to 3,000 square feet for administrative, customer service and limited warehousing purposes.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Matters voted on by Company shareholders at the Special Meeting of Shareholders held on March 15, 1999:

(a) Proposal to reduce the number of outstanding shares of the common stock, par value $.001 per share, of NuMed Surgical ("NuMed Common Stock"), through a one-for-fifty reverse split of such outstanding shares (the "Reverse Stock Split").

     There were 7,009,716 shares (80.4%) voted in favor of, 187,972 shares cast against, and 97,664 abstentions relating to the Reverse Stock Split at the Special Meeting.

(b) Proposal to adopt the Agreement and Plan of Merger dated as of January 15, 1999 by and between Nutriceuticals.com Corporation, a development stage, Florida corporation and NuMed Surgical, pursuant to which Nutriceuticals.com will be merged with and into NuMed Surgical (the "Merger"), with NuMed Surgical as the corporation surviving the Merger, and in which (i) each issued and outstanding common share of Nutriceuticals.com will be converted into one (1) share of NuMed Common Stock, (ii) NuMed Surgical's corporate name will be changed to "Nutriceuticals.com Corporation," and (iii) the officers and directors of Nutriceuticals will become the officers and directors of NuMed Surgical after the Merger.

     There were 5,347,152 shares (60.6%) voted in favor of, 160,165 cast against, and 101,164 abstentions relating to the merger.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is quoted on the OTC Electronic Bulletin Board and is traded under the symbol "JCOM." The Company intends to apply to have its stock approved for listing on the Nasdaq SmallCap Market.

         From 1997 through March 1999, before the Company commenced its e-commerce business, there was no active trading market for its common stock. From April 1999 to June 18, 1999, there were a total of 10 trades reported for the Company's common stock on the OTC Electronic Bulletin Board. During such period, the high ask and low bid information as reported ranged from $26.00 per share to $4.00 per share. On June 18, 1999, the last reported sale price of the common stock on the OTC Electronic Bulletin Board was $4.00 per share. Due to the limited trading in its common stock, the Company believes that such trading prices are not indicative of a true market price for its shares.

         As of June 14, 1999, there were approximately 546 shareholders of record of the Company's common stock.

         Historically, the Company has not declared or paid any cash dividends on its common stock. It currently intends to retain any future earnings to fund the development and growth of its business. Any future determination to pay dividends on the common stock will depend upon the Company's results of operations, financial condition and capital requirements.

RECENT SALES OF UNREGISTERED SECURITIES

         During the past three years, the Company has issued unregistered securities to a limited number of persons as described below. The following information regarding the Company's shares of common stock has been adjust to give effect to (i) the one-for-fifty reverse split of the Company's common stock effected in March 1999, and (ii) the two-for-one stock split in the form of a stock dividend effected in April 1999.

         (1) On March 15, 1999, the Company issued an aggregate of 4,800,000 shares of common stock to 14 investors in connection with the merger of Nutriceuticals.com Corporation, a Florida corporation, with and into the Company; and

         (2) On March 31, 1999, the Company issued an aggregate of 200,000 shares of common stock, to one (1) investor in connection with the acquisition of Healthseek.com Corporation, a Massachusetts corporation.

         None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company derives it revenues from online retail sales of natural products. Revenues are billed and recognized when product is shipped to the customer, net of discounts, allowances, returns and credits. Cost of goods sold is comprised of direct product costs. Selling, general and administrative costs include administrative, sales and marketing and other indirect operating costs.

RESULTS OF OPERATIONS

         In March 1997, the Company adopted a plan of liquidation by which it sold its major product line and subsequently disposed of all of its operating assets by March 31, 1998. In March 1999, the Company acquired all of the outstanding common stock of Nutriceuticals.com Corporation, a Florida corporation, which was organized in September 1998. NuMed Surgical, Inc. then merged with Nutriceuticals.com Corporation and changed its name to Nutriceuticals.com Corporation.

         The Company had revenues of $37,118 since the inception of its e-commerce business in September 1998 through March 31, 1999. Gross profit was 60.9% for the period. Selling, general and administrative expenses were $128,858 for the period ended March 31, 1999.

         The Company has no income tax provision for the period presented due to its net operating losses. These net operating losses may be carried forward for up to 15 years to offset future taxable income. See Note 5 to consolidated financial statements.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in 1999 and 1998. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through loans from within the Company. The Company had a working capital deficit of $9,953 at March 31, 1999. The Company estimates that it will need the proceeds from its secondary offering for on-going Web site development, marketing, promotions, and for general working capital purposes over the next 12 months, including the Company's plans to hire additional full-time management personnel and acquire new office space.

         Net cash used in operating activities was ($62,728) for the period presented. The usage of cash is primarily attributable to the net operating loss as well as an increase in accounts receivable ($9,278), as a result of increased sales by the Company during such period, and an increase in inventory ($16,303), partially offset by a decrease in accounts payable $69,311.

         Net cash used in investing activities was ($15,000) representing the purchase of computer software.

         Net cash provided by financing activities was $130,000 representing initial capital contributions $30,000 and the sales of common stock of $100,000.

         In March 1999, the Company acquired all of the issued and outstanding capital stock of Nutriceuticals.com Corporation. As a result of the merger, each issued and outstanding share of Nutriceuticals common stock was converted into one share of NuMed Surgical common stock (on a one-for-fifty post-reverse stock split basis).

         In March 1999, the Company acquired all of the issued and outstanding capital stock of Healthseek.com Corp., and its popular and award winning healthcare content and community site, www.healthseek.com. Healthseek.com is frequented daily by hundreds of care giving professionals, medical patients, and consumers. The site offers a rich set of features and important resources, as well as monthly "spotlighted" Web sites and client offerings, to make each user experience pleasant, informative and fun. The acquisition of Healthseek.com is intended to provide content and community and generate traffic to the Company's online stores. In connection with this acquisition, the Company issued 200,000 shares of its common stock (on a post two-for-one split basis) to Healthseek's sole shareholder in exchange for all of the outstanding shares of Healthseek.com common stock. Also pursuant to the purchase agreement with Healthseek, the Company entered into a consulting arrangement with the sole shareholder of Healthseek to maintain and operate the Healthseek.com Web site. Under the terms of the consulting agreement, the consultant received an initial $10,000 payment, and he will receive an additional $40,000 annual salary for the current year, and for every year in which the consulting agreement is renewed by the Company.

         In May 1999, 21st Century Healthcare Fund, LLC, an affiliate of the Company's Chairman loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any of time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999.

         The Company will need additional capital in the future. In order to satisfy its cash requirements in the next 12 months, the Company estimates that it will need approximately $5 million to fund its operations and its marketing strategies designed to build its customer base through increased recognition of the Company's brand names and increased traffic to its Web sites. The Company also anticipates expending approximately $500,000 for development of its Web site infrastructures, $1 million for the employment of current and additional personnel (up to 15 additional persons), and $100,000 for the acquisition of office and warehouse facilities. There can be no assurances that future capital will become available when needed, or at all. In the event that the Company is not able to obtain the needed funds in the future, it may not be able to continue operations or put its business plan into full effect.

         The Company has filed a pending registration statement with the Securities and Exchange Commission, however there can be no assurance as to the completion of the secondary offering. Future equity investments in the Company may have a dilutive effect on the percentage ownership of the Company's present shareholders.


YEAR 2000 STATEMENT

         The Year 2000 issue encompasses the required recognition of computer hardware and software systems and computer controlled devices, including equipment, used in the Company's distribution and manufacturing operations to properly acknowledge the change from Year 1999 to Year 2000. The failure of any hardware and software systems or equipment to timely and accurately recognize such change could result in partial or complete systems failure. In the normal course of business, the Company relies on products and services from critical vendors, customers and other third parties whose computer systems must also be Year 2000 compliant in order for the Company to realize the uninterrupted flow of its business operations. The Company is actively taking steps to ensure that its systems and equipment will be Year 2000 compliant, including assessing the scope of work, prioritizing, certifying compliance, and testing compliance.

         The Company has identified those systems and equipment in its operations that are considered to be critical to the Company's day to day operations. All of the Company's systems and equipment utilized in the its operations was tested for Year 2000 compliance during February and March 1999, with approximately 95% of such systems and equipment being certified as Year 2000 compliant as of March 31, 1999. The Company is in the process of obtaining written assurances from its third-party software providers that the software used by the Company is Year 2000 compliant. In addition, the Company is actively seeking assurances of Year 2000 compliance from each of its key suppliers, customers and other third parties with whom the Company conducts business. A lack of response or inadequate or inaccurate information from such third parties could materially affect the Company's assessment for Year 2000 readiness. Until assessments are completed, which is expected to occur during 1999, the Company cannot predict whether the failure of any such third party to be Year 2000 compliant will have a material adverse effect on the Company's business.

         To date, the costs incurred by the Company to address Year 2000 issues have been immaterial, and the Company expects that the costs to complete Year 2000 compliance certification, testing and verifications will also be immaterial. Where appropriate, the Company will develop contingency plans in areas it determines that Year 2000 readiness is insufficient. However, no assurances can be given that the Company's Year 2000 efforts are appropriate, adequate, or complete. In addition, the Company is unable to fully determine the effect of a failure of its own systems or those of any third party with whom it conducts business, but any significant failures could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

       NAME              AGE      POSITION                        DIRECTOR SINCE
       ----              ---      --------                        --------------

Jugal K. Taneja          55       Chairman of the Board,                1996
                                  Chief Executive Officer,
                                  Secretary and Director

Stephen M. Watters       32       President and Director                1999

Mandeep K. Taneja        24       Director                              1999

         Pursuant to the Company's bylaws, each director of the Company serves as a director for a term of one year and until his successor is duly qualified. Officers shall be appointed annually by the Board of Directors, at its annual meeting, to hold such office until an officer's successor shall have been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Jugal K. Taneja has served as the Chief Executive Officer of the Company from its inception in October 1993 until April 18, 1995, and from January 1, 1996 until the present. He has also served as the President, Secretary and a Director of the Company since its inception. From November 1991 until December 1998, he also served as the Chairman of the Board and Chief Executive Officer of NuMed Home Health Care, Inc., which operates eight wholly-owned subsidiaries providing home health care services and staffing, and contract rehabilitation staffing. Mr. Taneja also has served as the Chairman of the Board of Dynamic Health Products, Inc. since its inception in 1992. Dynamic Health Products, Inc. is a manufacturer and distributor of nutritional and health products, and the parent company of Innovative Health Products, Inc., Becan Distributors, Inc. and its subsidiary Discount Rx Inc., Incredible Products of Florida, Inc., J.Labs, Inc., and Herbal Health Products, Inc. Previously, Mr. Taneja served as Senior Vice President of Union Commerce Bank and Huntington National Bank from 1979 to 1983.

         Stephen M. Watters was President and a Director of Nutriceuticals.com Corporation since its inception in September 1998 until its merger with and into the Company in March 1999. Since the merger he has been President and a Director of the Company. Mr. Watters was Vice President of Finance of Dynamic Health Products, Inc., from September through November 1998. Prior to his association with Dynamic Health Products, Inc., Mr. Watters was in the investment banking and brokerage business. He served as Vice President, Sales for Gilford Securities, from February 1998 to September 1998; Vice President, Sales for Hobbs, Melville Corp., from November 1997 to February 1998; and as Branch Manager, Sales, with Schneider Securities, Inc. from 1995 to 1997. He received his Executive Masters of Business Administration Degree from Case Western Reserve University in 1997.

         Mandeep K. Taneja has served as Director of Nutriceuticals.com Corporation since its inception in September 1998. During the past five years, Mandeep Taneja earned an undergraduate degree in Business Management from the University of Rochester, and a doctorate degree from the University of Miami School of Law. He is currently a law clerk with the law firm of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. in Tampa, Florida. Mandeep Taneja has actively invested in various venture capital activities and he is the son of Jugal K. Taneja.

DIRECTOR MEETINGS AND COMMITTEES

         During the fiscal year ended March 31, 1999, the Board of Directors of the Company held a total of 7 meetings. Each of the Directors attended more than 75% of the total number of meetings of the Board of Directors. The Company does not have standing audit, nominating or compensation committees, or committees performing similar functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common shares of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common shares, options, and stock appreciation rights (other than certain cash-only rights), and any changes in that ownership, with the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and the Company is required to report, in this Proxy Statement, any failure to comply therewith during the fiscal year ended March 31, 1998. The Company believes that all of these filing requirements are presently satisfied by its Officers, Directors and by the beneficial owners of more than 10% of the Company's common stock, except that 21st Century Healthcare Fund, LLC made an inadvertently late filing of its Form 3 (Initial Statement of Beneficial Ownership of Securities), which form must be filed with the SEC shortly after a person becomes a 10% beneficial owner. In making this statement, the Company has relied on copies of the reporting forms received by it, and upon the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) were required to be filed under applicable rules of the SEC.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                                           ANNUAL COMPENSATION(1)
(a)                               (b)       (c)        (d)             (e)

NAME AND                                                          OTHER ANNUAL
PRINCIPAL POSITION                YEAR    SALARY($)   BONUS($)  COMPENSATION($)

Jugal K. Taneja, CEO              1999    $     -0-   $    -0-   $     -0-
                                  1998    $     -0-   $    -0-   $     -0-
                                  1997    $     -0-   $    -0-   $     -0-

         (1) The Company has no officers or other individuals whose compensation from the Company exceeded $100,000 in any of the past three fiscal years. All employees of the Company are paid by the Company.

         Directors of the Company receive no compensation or other remuneration for serving on the Board of Directors, expect for the reimbursement for reasonable expenses incurred in attending meetings of the Company's Board of Directors.

EMPLOYMENT AGREEMENTS

         In the first quarter of the current fiscal year, the Company entered into an employment agreement with Stephen M. Watters which provides for an initial term of three years commencing April 15, 1999 at an initial base salary of $150,000, plus an annual performance bonus and stock options to be determined by the Board of Directors, in exchange for Mr. Watters' full-time services to the Company. Mr. Watters' employment agreement also contains standard termination provisions for disability, for cause, and for good reason. Mr. Watters' employment agreement further provides for health insurance benefits and contains confidentiality and non-competition provisions that prohibit him form competing with the Company. The period covered by the non-competition provisions will end three years after Mr. Watters' termination.

         The Company also entered into an employment agreement with its Chief Executive Officer, Jugal K. Taneja for an initial term of one year commencing April 15, 1999, at an annual salary of $100,000, in exchange for Mr. Taneja's services to the Company. It is anticipated that Mr. Taneja will devote 25% of his time to the affairs of the Company. Mr. Taneja's employment agreement also contains standard termination provisions for disability, for cause, and for good reason. Mr. Taneja's employment agreement further provides for health insurance benefits and contains confidentiality and non-competition provisions that prohibit him form competing with the Company. The period covered by the non-competition provisions will end three years after Mr. Taneja's termination.

1999 STOCK OPTION PLAN

         Under the Company's 1999 Stock Option Plan, 400,000 shares of common stock are reserved for issuance upon exercise of stock options. The Plan is designed as a means to retain and motivate key employees. The Board of Directors administers and interprets the Plan. Options may be granted to all eligible employees of the Company, including officers and non-employee directors and others who perform services for the Company.

         The Plan provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code) and non-statutory stock options. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of the options cannot be less than the fair market value of the common stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. Presently, the Company has not granted any options under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of June 14, 1999 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.


                                                AMOUNT AND
                                                NATURE OF            APPROXIMATE
TITLE OF          NAME AND ADDRESS              BENEFICIAL           PERCENT
CLASS             OF BENEFICIAL OWNER           OWNERSHIP(1)(2)      OF CLASS
-----             -------------------           ---------------      --------

Common   Stephen M. Watters                     2,000,000              38.8%

Common   Jugal K. Taneja(3)                     1,077,630              20.9%

Common   21st Century Healthcare Fund, LLC(4)     600,000              11.6%
         6950 Bryan Diary Road
         Largo, Florida 33777

Common   Manju Taneja(5)                          423,642               8.2%

Common   Mandeep K. Taneja(6)                     400,000               7.8%

Common   All officers and directors as
         a group (3 persons)                    3,477,630              67.5%
-------------------

 (1) Number of shares beneficially owned is determined based on 5,153,414 shares outstanding as of June 14, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 30, 1999. Such shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options but not deemed outstanding for the purposes of computing the percentage ownership of each other person. To the Company's knowledge, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Unless otherwise indicated, the address of each of the individuals named above is: c/o Nutriceuticals.com Corporation, 6950 Bryan Dairy Road, Largo, Florida 33777.

(2) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all of the common shares beneficially owned by them.

(3) Includes all of the shares held of record by 21st Century Healthcare Fund, LLC, a limited liability company of which Jugal K. Taneja is the principal; 17,988 shares held of record by The First Delhi Trust, a trust established for the benefit of the children of Jugal K. Taneja; 36,000 shares held of record by Westminster Trust Company; and 420,982 shares held of record by Manju Taneja, his spouse. Mr. Taneja disclaims voting power with respect to the shares held of record by his spouse.

(4) 21st Century Healthcare Fund, LLC, is a limited liability company of which Jugal K. Taneja is the principal.

(5) Includes 2,660 shares held of record by Jugal K. Taneja, her spouse. Mrs. Taneja disclaims voting power with respect to the shares held of record by her spouse. Does not include shares held of record by 21st Century Healthcare Fund, LLC, The First Delhi Trust or Westminster Trust Company, whose shares are beneficially owned by her husband.

(6)  Mandeep K. Taneja is the adult son of Jugal K. Taneja and Manju Taneja.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Innovative Health Products, Inc. is the supplier of substantially all of natural products sold by the Company, however, there presently is no agreement between the Company and Innovative for the fulfillment of the Company's customer orders. Innovative is a wholly-owned subsidiary of Dynamic Health Products, Inc. ("Dynamic"), a manufacturer and distributor of nutritional and health products, and a public company whose shares are not publically traded. Dynamic is approximately 56% beneficially owned and operated by Jugal K. Taneja, the Company's Chairman and Chief Executive Officer. Any products obtained by the Company from Innovative have been and will continue to be supplied on terms which are not less favorable than those which the Company could obtain from a disinterested third party vendor or less favorable than those on which Innovative would sell to a disinterested third party.

         The Company is currently utilizing office and warehouse space, and general office equipment, which has been provided to the Company, without charge, by Innovative.

         On March 15, 1999, the Company acquired all of the issued and outstanding capital stock of Nutriceuticals.com Corporation in return for 100,000 shares of common stock of the Company. As a result of the merger, each issued and outstanding share of Nutriceuticals common stock was converted into one share of NuMed Surgical common stock. Mr. Taneja, the Company's Chairman, had beneficial ownership of approximately 28% of the Company prior to the merger and approximately 21% after the merger.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS.

See pages F-1 through F-15.

(a)(2) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2 Agreement and Plan of Reorganization between the Registrant and Eric Egnet, dated March 31, 1999. (1)

3.1      Articles of Incorporation of NuMed Surgical, Inc., filed October 18,
         1993. (1)

3.2      Bylaws of NuMed Surgical, Inc., filed October 18, 1993. (1)

3.3 Articles of Incorporation of Nutriceuticals.com Corporation, filed September 8, 1998.

10.1 Employment Agreement by and between Nutriceuticals.com Corporation and Stephen M. Watters, dated as of April 1, 1999. (1)

10.2 Employment Agreement by and between Nutriceuticals.com Corporation and Jugal K. Taneja, dated as of April 1, 1999. (1)

10.3 Consulting Agreement and Agreement Regarding Ownership of Computer Software between Healthseek.com Corp. and Eric Egnet, dated as of March 31, 1999. (1)

10.4 Strategic Alliance Agreement by and between IndigoCity.com, Inc. and Nutriceuticals.com Corporation, dated as of April 13, 1999. (1)

10.5 Proposed Nutriceuticals.com Corporation 1999 Incentive and Non-Statutory Stock Option Plan.

21.1     Subsidiaries of Nutriceuticals.com Corporation. (1)

27.1     Financial Data Schedule (for SEC use only).

         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed June 29, 1999, file number 0-24362, filed in Washington, D.C.

(b) REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NUTRICEUTICALS.COM CORPORATION

DATED:   July 12, 1999                  By: /s/ JUGAL K. TANEJA
                                            ------------------------------------
                                        Jugal K. Taneja, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                     TITLE                              DATE
---------                     -----                              ----


/s/ JUGAL K. TANEJA
--------------------------    Chairman of the Board,             July 12, 1999
Jugal K. Taneja               Chief Executive Officer,
                              Secretary and Director

/s/ STEPHEN M. WATTERS        President and Director             July 12, 1999
--------------------------
Stephen M. Watters

/s/ MANDEEP K. TANEJA         Director                           July 12, 1999
--------------------------
Mandeep K. Taneja

                         NUTRICEUTICALS.COM CORPORATION


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of March 31, 1999 and 1998             F-3

Consolidated Statement of Income for the period from September
         8, 1998 (date of inception) to March 31, 1999                F-4

Consolidated Statements of Changes in Net Deficiency in
         Liquidation for the period from April 1, 1998 to
         September 7, 1998 and the year ended March 31, 1998          F-5

Consolidated Statements of Stockholders' Equity (Deficit)
         for the years ended March 31, 1999 and 1998                  F-6

Consolidated Statement of Cash Flows for the period from September
         8, 1998 (date of inception) to March 31, 1999                F-7

Notes to Consolidated Financial Statements                            F-8 - F-15

                     REPORT OF KIRKLAND, RUSS, MURPHY & TAPP

To the Board of Directors and Shareholders
Nutriceuticals.com Corporation:

         We have audited the accompanying consolidated balance sheets of Nutriceuticals.com Corporation, as of March 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for the period from September 8, 1998 (date of inception) to March 31, 1999, and the related statement of changes in net deficiency in liquidation for the period from April 1, 1998 to September 7, 1998 and the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutriceuticals.com, Corporation as of March 31, 1999 and 1998, and results of its operations and its cash flows for the period from September 8, 1998 (date of inception) to March 31, 1999, and results of its changes in net deficiency in liquidation for the period from April 1, 1998 to September 7, 1998 and the year ended March 31, 1998, in conformity with generally accepted accounting principles.
                                            KIRKLAND, RUSS, MURPHY & TAPP
Clearwater, Florida
April 26, 1999

                         NUTRICEUTICALS.COM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1999 AND 1998

                                     ASSETS
                                                                    1999       1998
                                                                  --------   --------
Current assets:
      Cash                                                        $ 56,986      8,274
      Accounts receivable, less allowance for doubtful
        accounts of $-0- and $13,270, in 1999 and 1998               9,278       --
      Due from related party                                         5,171       --
      Inventory                                                     16,303       --
                                                                  --------   --------
                   Total current assets                             87,738      8,274

Computer software, net                                              47,500       --
Deposits                                                               380       --
                                                                  --------   --------
                                                                  $135,618      8,274
                                                                  ========   ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                              80,186        500
      Accrued expenses                                              17,505     16,437
                                                                  --------   --------
                   Total current liabilities                        97,691     16,937

Stockholders' equity (deficit):
      Preferred stock, $.001 par value, 2,000,000 shares
        authorized, no shares issued or outstanding                   --         --
      Common stock, $.001 par value, 48,000,000 shares
        authorized, 5,351,028 shares issued and outstanding          5,352       --
      Additional paid-in capital                                   137,050       --
      Deficit                                                     (104,475)      --
      Net deficiency in liquidation, attributed to 351,028
        shares                                                        --       (8,663)
                                                                  --------   --------
                   Total stockholders' equity (deficit)             37,927     (8,663)
                                                                  --------   --------
                                                                  $135,618      8,274
                                                                  ========   ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NUTRICEUTICALS.COM CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME

            FOR THE PERIOD FROM SEPTEMBER 8, 1998 (DATE OF INCEPTION)
                                TO MARCH 31, 1999


Net revenues                                                  $    37,118

Cost of revenues                                                   14,496
                                                              -----------
                   Gross profit                                    22,622

Selling, general and administrative expenses                      128,858
                                                              -----------
                   Operating loss                                (106,236)

Other income:
      Interest income                                               1,761
                                                              -----------
                   Net loss                                   $  (104,475)
                                                              ===========
Basic and diluted net loss per share of common stock                 (.02)

Weighted common shares outstanding                              4,617,695
                                                              ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NUTRICEUTICALS.COM, CORPORATION

             STATEMENTS OF CHANGES IN NET DEFICIENCY IN LIQUIDATION

             FOR THE PERIOD FROM APRIL 1, 1998 TO SEPTEMBER 7, 1998
                        AND THE YEAR ENDED MARCH 31, 1998

                                                                APRIL 1, 1998
                                                                      TO           MARCH 31,
                                                              SEPTEMBER 7, 1998      1998
                                                              -----------------   ---------
Increase in net assets in liquidation:
    Sales                                                        $    --             3,918
    Bad debt recovery                                                 --             3,101
                                                                 ---------        --------
Decreases in net assets in liquidation:
    Cost of goods sold                                                --           (16,760)
    Professional fees                                               (3,875)        (13,012)
    Occupancy                                                         --            (6,432)
    Office expense                                                     (60)         (1,283)
    Other                                                             --            (6,112)
                                                                 ---------        --------
    Decrease in net assets in
      liquidation before adjustments                                (3,935)        (36,580)

Adjustments of estimated values                                       --            32,215
                                                                 ---------        --------
    Decrease in net assets in liquidation                           (3,935)         (4,365)

Beginning net liabilities in liquidation                            (8,663)         (4,298)
                                                                 ---------        --------
Ending net liabilities in liquidation                            $ (12,598)         (8,663)
                                                                 =========        ========
Loss per share:
    Loss attributable to common stockholders                     $  (3,935)         (4,365)

    Net loss per common share (basic and diluted)                     (.01)           (.01)
                                                                 =========        ========
    Weighted common shares outstanding (basic and diluted)         351,028         351,028
                                                                 =========        ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NUTRICEUTICALS.COM, CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1999

                                                          ADDITIONAL          RETAINED              NET               TOTAL
                                          COMMON           PAID-IN            EARNINGS           DEFICIENCY        STOCKHOLDERS'
                                           STOCK           CAPITAL            (DEFICIT)        IN LIQUIDATION     EQUITY (DEFICIT)
                                          -------          -------            ---------        ---------------    ---------------
Balances at March 31, 1997,
 on the liquidation basis
 of accounting                              $ --                --                 --              (4,298)            (4,298)

Loss attributable to common
 stockholders                                 --                --                 --              (4,365)            (4,365)
                                            ------          --------           --------           -------           --------
Balances at March 31, 1998,
 on the liquidation basis of
 accounting                                   --                --                 --              (8,663)            (8,663)

Loss attributable to common
 stockholders prior to merger                 --                --                 --              (3,935)            (3,935)

Recapitalization at date of merger             352           (12,950)              --              12,598               --

September 24, 1998, initial
 capital contribution, 4,000,000
 shares at $.075 per share                   4,000            26,000               --                --               30,000

October 30, 1998 sale of 800,000
 shares of  common stock at $.125
 per share                                     800            99,200               --                --              100,000

Issuance of 200,000 shares at
 $.125 per share for acquisition               200            24,800               --                --               25,000

Net loss                                      --                --             (104,475)             --             (104,475)
                                            ------          --------           --------           -------           --------
Balances at March 31, 1999                  $5,352           137,050           (104,475)             --               37,927
                                            ======          ========           ========           =======           ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NUTRICEUTICALS.COM CORPORATION

                             STATEMENT OF CASH FLOWS

            FOR THE PERIOD FROM SEPTEMBER 8, 1998 (DATE OF INCEPTION)
                                TO MARCH 31, 1999

Cash flows from operating activities:
    Net loss                                                                                       $ (104,475)
    Adjustment to reconcile net loss to net cash used by
      operating activities:
        Amortization expense                                                                            2,500
        Change in operating assets and liabilities:
        Accounts receivable, net                                                                       (9,278)
        Due from related party                                                                         (5,171)
        Inventory                                                                                     (16,303)
        Deposits                                                                                         (380)
        Accounts payable                                                                               69,311
        Accrued expenses                                                                                1,068
                                                                                                    ---------
                   Net cash used by operating activities                                              (62,728)

Cash flows from investing activities:
    Purchase of computer software                                                                     (15,000)
                                                                                                    ---------
                   Net cash used in investing activities                                              (15,000)

Cash flows from financing activities:
    Initial capital contributions                                                                      30,000
    Sale of common stock                                                                              100,000
                                                                                                    ---------
                   Net cash provided by financing activities                                          130,000

Net increase in cash                                                                                   52,272

Cash at beginning of period                                                                             4,714

Cash at end of year                                                                                  $ 56,986
                                                                                                     ========

Supplemental disclosure of non-cash financing activity:

In exchange for 200,000 shares of its common stock at $.125 per share and $10,000 cash (in accounts payable), the Company acquired all of the common stock of HealthSeek.com, Inc. on March 31, 1999.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         NUTRICEUTICALS.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      ORGANIZATION AND MERGER

                  NuMed Surgical, Inc. (NuMed) was engaged in the research, development and distribution of medical instruments and surgical supplies to the health care market since February 1991. Effective March 31, 1997, NuMed adopted a plan of liquidation in which it sold its major product line and subsequently disposed of all its operating assets by March 31, 1998.

                  Effective March 1999, NuMed acquired all of the outstanding common stock of Nutriceuticals.com, Corporation (Nutriceuticals), which was organized in the State of Florida on September 8, 1998 (date of inception). Nutriceuticals is engaged in the retailing of nutritional supplements via the Internet. For accounting purposes, the acquisition has been treated as an acquisition of NuMed by Nutriceuticals and as a recapitalization of Nutriceuticals. Additionally, Nutriceuticals was merged into NuMed and NuMed changed its name to Nutriceuticals.com, Corporation (the Company).

                  As a result of the merger, each issued and outstanding share of Nutriceutical's common stock was converted into one share of NuMed's common stock (on a one-for-fifty post-reverse stock split basis). The results of operations of the consolidated companies are reflected as if the above transaction took place at September 8, 1998 (date of inception). Consequently, for comparative purposes, the consolidated financial statements have been presented as if the Company were a single entity for all periods presented and all significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)      ACQUISITION

                  Effective March 31, 1999, the Company acquired HealthSeek.com Corp. (HealthSeek), a Massachusetts corporation. HealthSeek is a health care community website providing information to health care professionals and consumers. The acquisition was accounted for using the purchase method of accounting. The Company acquired all of the common stock of HealthSeek, in exchange for 200,000 (post two-for-one split) shares of voting common stock and $10,000 cash. In consideration of the sale and transfer of the shares, the Company acquired the registered domain name HealthSeek and all assets, copyrights and other documentation relating to the website and assumed all costs and expenses related to the ongoing maintenance of the website. HealthSeek did not have significant historical book assets, liabilities or revenues and expenses during its limited operating history. The purchase price was allocated to HealthSeek's only asset, it's website. HealthSeek is a wholly-owned subsidiary of the Company.

                         NUTRICEUTICALS.COM CORPORATION

         (c)      DESCRIPTION OF BUSINESS

                  The Company and its wholly-owned subsidiary, Healthseek, consists of two distinct linked websites providing web-based health care communications and related information to consumers, including retailing low-priced nutritional supplements via the Internet (e- commerce).

         (d)      COMPARABILITY OF FINANCIAL INFORMATION

                  The significant accounting policies of the Company conform with generally accepted accounting principles and reflect practices appropriate to the businesses in which it operates. On March 31, 1997, the Company adopted a plan of liquidation in which it sold its major product line and subsequently disposed of all its operating assets. The Company accounted for the liquidation using the liquidation basis of accounting. Thus, the post liquidation basis financial statements as of and for the year ended March 31, 1998, and for the period from April 1, 1998 to September 7, 1998, are not comparable to the consolidated financial statements as of March 31, 1999, and for the period from September 8, 1998 (date of inception) to March 31, 1999.

         (e)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated in the consolidation.

         (f)      CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (g)      RISKS AND UNCERTAINTIES

                  (1)      Concentration of Credit Risk

                           Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are vested in short-term money market accounts, which bear minimal risk, and are available on demand. The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair values due to the short-term nature of

                         NUTRICEUTICALS.COM CORPORATION

                  (2)      Business Risk

                           The markets for the products and services offered on HealthSeek.com and Nutriceuticals.com are intensely competitive. The Company competes with both traditional distribution channels and online services. The Company may potentially face competition from a number of other online services that have expertise in developing online commerce and in facilitating Internet traffic.

                  (3)      Significant Customers

                           The Company is entirely dependent upon the manufacturers and distributors that supply natural products for resale. Currently, sales and purchases of natural products provided by Innovative Health Products, Inc., a related party, account for a substantial portion of the Company's revenues and inventory.

         (h)      INCOME TAXES

                  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

         (i)      ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.



         (j)      PRODUCT DEVELOPMENT COSTS

                  Product development costs that consist primarily of website development and maintenance services are expensed as incurred.

                         NUTRICEUTICALS.COM CORPORATION

         (k)      ADVERTISING COSTS

                  Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was $54,402 for the period from September 8, 1998 (date of inception) to March 31, 1999, and $-0- for the period from April 1, 1998 to September 7, 1998 and the year ended March 31, 1998.

         (l)      REVENUE RECOGNITION

                  The Company recognizes revenue when goods or services are provided.

         (m)      INVENTORIES

                  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (n)      ACCOUNTS RECEIVABLE

                  Accounts receivable are due primarily from individuals through credit card sales via e- commerce and from companies and individuals concentrated in the state of Florida via traditional distribution channels.

         (o)      COMPUTER SOFTWARE

                  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, This SOP is effective for fiscal years beginning after December 15, 1998 and requires capitalization of certain costs of computer software developed or obtained for internal use.

                  Computer software are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over an estimated useful life of three years.

         (p)      NET LOSS PER SHARE

                  In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, and, in February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 related to SFAS 128. SFAS 128 replaced the calculation for primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The Company has no common stock equivalents at March 31, 1999 and 1998, resulting in diluted earnings per share.

                         NUTRICEUTICALS.COM CORPORATION

         (q)      RECENT ACCOUNTING PRONOUNCEMENTS

                  (1)      Comprehensive Income

                           Effective April 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. Under SFAS 130 changes in net assets of an entity resulting from transactions and other events and circumstances from non-owner sources are reported in the financial statements for the period in which they are recognized. Because there were no such changes, adoption of SFAS 130 did not impact the consolidated financial statements of the Company.

                  (2)      Segment Reporting

                           Effective April 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

                  (3)      Derivative Instruments and Hedging Activities

                           In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was released. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of fiscal 2000. The Company has not used derivative instruments and believes the impact of adoption of this statement will not have a significant effect on the consolidated financial statements.

                  (4)      Long-Lived Assets

                           The Company has adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG- LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell.

                         NUTRICEUTICALS.COM CORPORATION

(2)      INVENTORIES

         Inventories at March 31, 1999 and 1998 consist of the following:

                                                   1999             1998
                                                 ---------        --------

           Nutritional supplements               $ 16,303               --
                                                 ========         ========

(3)        COMPUTER SOFTWARE

           Computer software consists of the following at March 31, 1999 and
           1998:
                                                       1999           1998
                                                    ---------      ----------

           HealthSeek.com website domain             $ 35,000              --
           Nutriceuticals.com website domain           15,000              --
                                                      -------       ---------
                                                       50,000              --
           Less accumulated amortization               (2,500)             --
                                                      -------       ---------
           Net computer software                     $ 47,500              --
                                                      =======       =========

           Amortization related to computer software totaled approximately $2,500 for the period from September 8, 1998 (date of inception) to March 31, 1999, and $0 for the period from April 1, 1998 to September 7, 1998, and the year ended March 31, 1998.

(4)        RELATED PARTY TRANSACTIONS

           The Company's principal administrative, marketing and customer service facilities are currently provided without charge by Innovative Health Products, Inc., a related party.

           Innovative Health Products, Inc. is the Company's principal supplier of natural products and has common significant shareholder's of the Company.

           Amounts due to related party represent amounts due to Innovative Health Products, Inc. for the purchase of inventory.

(5)        INCOME TAXES

           The Company had no income tax expense for the periods from April 1, 1998 to September 7, 1998, and from September 8, 1998 (date of inception) to March 31, 1999, or the year ended March 31, 1998.

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had no such differences at March 31, 1999 and 1998.

                         NUTRICEUTICALS.COM CORPORATION

           As of March 31, 1999, the Company has approximately $41,000 of federal and $6,000 of state net operating loss carryforwards (NOL) to offset future income through 2014.

                                                             MARCH 31, 1999

                    Net operating losses, federal               $ 41,000
                    Net operating losses, state                    6,000
                                                                --------
                                                                  47,000
                    Valuation allowance                          (47,000)
                                                               ---------
                    Net operating loss carryforward            $      --
                                                               =========

           FASB 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, a $47,000 valuation allowance has been established at March 31, 1999.

(6)        STOCKHOLDERS' EQUITY

           As discussed in note 1, the merger between NuMed and Nutriceuticals has been accounted for as a reverse acquisition/ recapitalization and, as a result, for comparative purposes, the consolidated financial statements, including equity transactions, have been presented as if the Company were a single entity for all periods presented.

           On January 15, 1999, the Board of Directors approved a one-to-fifty reverse stock split of the outstanding shares of NuMed Common Stock. The reverse stock split reduced the number of outstanding shares of NuMed Common Stock, but did not reduce the total number of shares authorized. Prior to the reverse stock split, approximately 8,775,685 shares of NuMed Common Stock were issued and outstanding. Following the reverse stock split, 175,514 shares of NuMed common stock remained outstanding and, pursuant to the merger agreement, shareholders of Nutriceuticals received, in exchange for each issued and outstanding share of Nutriceuticals Common Stock, one share of NuMed Common Stock, on a post reverse stock split basis. The post reverse split shares issued and outstanding to the shareholders of the Nutriceuticals were 2,400,000. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods. Total number of shares of Common Stock issued and outstanding following the reverse split was 2,575,514 (prior to the two-for-one stock split (see Note 9a)).

(7)        CONSULTING AGREEMENT

           On March 31, 1999, the Company acquired Healthseek, and, as a result of the acquisition, entered into a consulting agreement with the seller to maintain and operate the website. The consultant shall devote six hours per week to provide such services, including implementation of the matters as

                         NUTRICEUTICALS.COM CORPORATION
           described in the agreement. Annual compensation to be paid by the Company as a result of the agreement is $40,000, payable monthly, with the first payment due May 1, 1999. The term of the agreement is for one year, expiring on March 31, 2000.

(8)        SUBSEQUENT EVENTS

           (a)      STOCK SPLIT

                    On April 14, 1999, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed to shareholders of record on April 26, 1999. As a result of the split, 2,675,514 additional shares were issued. All share and per share data appearing in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.

           (b)      STRATEGIC ALLIANCE

                    During the second quarter of 1999, the Company entered into a strategic alliance with IndigoCity.com, Inc. (Indigo
                    City), a Florida corporation. Indigo City will provide advertising, developmental and technical services on its website on behalf of the Company. The parties agree to equally share gross margin revenues as a result of the strategic alliance. The Company will incur expenses of $150 per month for cross promotional products and services on Indigo City's website.

           (c)      SECONDARY OFFERING

                    During fiscal year 2000, the Company intends to complete a secondary stock offering in which approximately 1,000,000 shares of common stock are expected to be issued. The proceeds will be used to fund working capital and marketing expenses.

(9)        YEAR 2000 ISSUE (UNAUDITED)

           The Company does not expect the Year 2000 Issue to have a significant effect on operations. Management of the Company does not expect major vendors or customers to be unable to sell to, provide services to, or purchase from the Company because of the Year 2000 Issue.

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION OF EXHIBITS

     3.3 Articles of Incorporation of Nutriceuticals.com Corporation, filed September 8, 1998.

     10.5 Proposed Nutriceuticals.com Corporation 1999 Incentive and Non-Statutory Stock Option Plan.

     27.1     Financial Data Schedule (for SEC use only).