Form 10QSB
period 1999-06-30
NUTRICEUTICALS COM CORP
filed 1999-08-12
CIK 921878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter Ended June 30, 1999

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24362

                         NUTRICEUTICALS.COM CORPORATION
            --------------------------------------------------------
            (Exact name of small business issuer as specified in its
                                    charter)

         STATE OF NEVADA                                     34-1755390
  -----------------------------                   ------------------------------
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                           Identification No.)



 6950 BRYAN DAIRY ROAD, LARGO, FLORIDA                         33777
 ----------------------------------------                    ---------
 (Address of principal executive offices)                    (Zip Code)

         Issuer's telephone number, including area code: (727) 544-8866

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.001 par value as of August 6, 1999 was 5,353,414.

                 NUTRICEUTICALS.COM CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   JUNE 30, 1999    MARCH 31, 1999
                                                                                   -------------    --------------
                                                                                    (UNAUDITED)       (AUDITED)

                                   ASSETS

Current assets:
      Cash and cash equivalents.............................................         $  14,599       $  56,986
      Accounts receivable, net..............................................            19,038           9,278
      Due from related party................................................             5,570           5,171
      Inventory, net of allowance...........................................            19,163          16,303
      Prepaids and other current assets.....................................            25,000              --
                                                                                     ---------       ---------
Total current assets........................................................            83,370          87,738
                                                                                     ---------       ---------

Computer software, net.....................................................             45,000          47,500
Deposits...................................................................                200             380
                                                                                     ---------       ---------
TOTAL ASSETS...............................................................          $ 128,570       $ 135,618
                                                                                     =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable....................................................           $  62,614       $  80,186
      Accrued expenses....................................................              60,478          17,505
      Related party notes payable.........................................              50,000              --
                                                                                     ---------       ---------
Total current liabilities.................................................             173,092          97,691
                                                                                     =========       =========
Shareholders' equity:
      Common stock, at par value..........................................               5,352           5,352
      Additional paid-in capital..........................................             137,050         137,050
      Accumulated deficit.................................................            (104,475)             --
      Net loss.......................................... .................             (82,449)       (104,475)
                                                                                     ---------       ---------
Net shareholders' equity..................................................             (44,522)         37,927
                                                                                     ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................           $ 128,570       $ 135,618
                                                                                     =========       =========

            See notes to condensed consolidated financial statements

                  NUTRICEUTICALS.COM CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)



                                                                                 THREE MONTHS
                                                                                     ENDED
                                                                                 JUNE 30, 1999
                                                                                 -------------
Net revenues ...............................................................      $    33,899
Cost of revenues ...........................................................           14,786
                                                                                  -----------

       Gross profit ........................................................           19,113

Selling, general and administrative expenses ...............................          101,308
                                                                                  -----------

Operating loss before other income and expense .............................          (82,195)

Other income (expense):
       Interest income .....................................................              335
       Other income and expenses, net ......................................               --
       Interest expense ....................................................             (589)
                                                                                  -----------
Total other income (expense) ...............................................             (254)
                                                                                  -----------


NET LOSS ...................................................................      $   (82,449)
                                                                                  ===========

Basic and diluted loss per share ...........................................      $     (0.02)
                                                                                  ===========

Basic and diluted weighted number of common shares outstanding .............        5,351,028
                                                                                  ===========



            See notes to condensed consolidated financial statements

                  NUTRICEUTICALS.COM CORPORATION AND SUBSIDIARY
              STATEMENT OF CHANGES IN NET DEFICIENCY IN LIQUIDATION FOR THE THREE MONTHS ENDED JUNE 30, 1998 (UNAUDITED)


                                                                        THREE MONTHS
                                                                            ENDED
                                                                        JUNE 30, 1998
                                                                        -------------
Increase in net assets in liquidation:
      Sales ........................................................      $      --

Decreases in net assets in liquidation:
      Professional fees ............................................          3,375
      Office expense ...............................................             20
                                                                          ---------

           Decrease in net assets in liquidation ...................         (3,395)

Beginning net liabilities in liquidation ...........................         (8,663)
                                                                          ---------

Ending net liabilities in liquidation ..............................      $ (12,058)
                                                                          =========

Loss per share:
      Loss attributable to common stockholders .....................      $  (3,395)
                                                                          =========

      Basic and diluted loss per share .............................      $   (0.01)
                                                                          =========

      Basic and diluted weighted number of common shares outstanding        351,028
                                                                          =========

            See notes to condensed consolidated financial statements

                  NUTRICEUTICALS.COM CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 (UNAUDITED)



                                                                                June 30, 1999
                                                                                --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net loss ...............................................................      $(82,449)

      Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization                                               2,500
           Changes in operating assets and liabilities:
                Accounts receivable ..........................................        (9,760)
                Inventory ....................................................        (2,860)
                Prepaid expenses and other current assets ....................       (25,399)
                Accounts payable .............................................       (17,572)
                Accrued expenses .............................................        42,973
                                                                                    --------
NET CASH USED IN OPERATING ACTIVITIES ........................................       (92,567)
                                                                                    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits ...............................................................           180
                                                                                    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES ....................................           180
                                                                                    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from related party obligation .................................        50,000
                                                                                    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................        50,000
                                                                                    --------

NET INCREASE (DECREASE) IN CASH ..............................................       (42,387)

CASH AT BEGINNING OF PERIOD ..................................................        56,986
                                                                                    --------
CASH AT END OF PERIOD ........................................................      $ 14,599
                                                                                    ========
Supplemental cash flow information:
      Cash paid during the period for interest ...............................      $     --
                                                                                    ========




            See notes to condensed consolidated financial statements

Nutriceuticals.com Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1999

NOTE A-BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 1999.

NOTE B-PRINCIPLES OF CONSOLIDATION

      The accompanying condensed consolidated financial statements include the accounts of Nutriceuticals.com Corporation and its subsidiary, Healthseek.com Corp. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

NOTE C-STOCKHOLDERS' EQUITY

      The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to convertible preferred shares which are considered to be dilutive common stock equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The Company derives its revenues from online retail sales of natural products. Revenues are billed and recognized when product is shipped to the customer, net of discounts, allowances, returns and credits. Cost of goods sold is comprised of direct product costs. Selling, general and administrative costs include administrative, sales and marketing and other indirect operating costs.

RESULTS OF OPERATIONS

Three Months ended June 30, 1999 and June 30, 1998

      In March 1997, the Company adopted a plan of liquidation by which it sold its major product line and subsequently disposed of all of its operating assets by March 31, 1998. In March 1999, the Company acquired all of the outstanding common stock of Nutriceuticals.com Corporation ("Nutriceuticals"), a Florida corporation, which was organized in September 1998. The Company then merged with Nutriceuticals and changed its name to Nutriceuticals.com Corporation. For the three months ended June 30, 1998 and prior to the acquisition of Nutriceuticals on September 8, 1998, the Company was accounted for on the liquidation basis of accounting.

      The Company had revenues of $33,899 for the three months ended June 30, 1999. Gross profit was 56.4% for the period. Selling, general and administrative expenses were $101,308 for the period ended June 30, 1999.

      The Company has no income tax provision for the period presented due to its net operating losses. These net operating losses may be carried forward for up to 15 years to offset future taxable income.

      Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 1999. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

      Interest expense, net of interest income, was $254 for the three months ended June 30, 1999, and was a result of increased borrowings for financing of additional working capital needs.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations through loans from within the Company. The Company had a working capital deficit of $89,722 at June 30, 1999. The Company estimates that it will need the proceeds from its secondary offering for on-going Web site development, marketing, promotions, and for general working capital purposes over the next nine months, including the Company's plans to hire additional full-time management personnel and acquire new office space.

      Net cash used in operating activities was ($92,567) for the three months ended June 30, 1999. The usage of cash is primarily attributable to the net operating loss as well as an increase in accounts receivable ($9,760), as a result of increased sales by the Company during such period, and an increase in inventory ($2,860), an increase in prepaid expenses and other current assets ($25,399), and a decrease in accounts payable ($17,572), partially offset by an increase in accrued expenses $42,973.

      Net cash provided by investing activities was $180 representing a decrease in deposits.

      Net cash provided by financing activities was $50,000 representing proceeds from a related party obligation.

      In May 1999, 21st Century Healthcare Fund, LLC, an affiliate of the Company's Chairman, Jugal K. Taneja, loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999.

      The Company will need additional capital in the future. In order to satisfy its cash requirements in the next nine months, the Company estimates that it will need approximately $5 million to fund its operations and its marketing strategies designed to build its customer base through increased recognition of the Company's brand names and increased traffic to its Web sites. The Company also anticipates expending approximately $500,000 for development of its Web site infrastructures, $1 million for the employment of current and additional personnel (up to 15 additional persons), and $100,000 for the acquisition of office and warehouse facilities. There can be no assurances that future capital will become available when needed, or at all. In the event that the Company is not able to obtain the needed funds in the future, it may not be able to continue operations or put its business plan into full effect.

      The Company has filed a pending registration statement with the Securities and Exchange Commission however there can be no assurance as to the completion of the secondary offering. Future equity investments in the Company may have a dilutive effect on the percentage ownership of the Company's present shareholders.

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

      The Company has identified those systems and equipment in its operations that are considered to be critical to the Company's day to day operations. All of the Company's systems and equipment utilized in the its operations was tested for Year 2000 compliance during February and March 1999, with approximately 95% of such systems and equipment being certified as Year 2000 compliant as of June 30, 1999. The Company is in the process of obtaining written assurances from its third-party software providers that the software used by the Company is Year 2000 compliant. In addition, the Company is actively seeking assurances of Year 2000 compliance from each of its key suppliers, customers and other third parties with whom the Company conducts business. A lack of response or inadequate or inaccurate information from such third parties could materially affect the Company's assessment for Year 2000 readiness. Until assessments are completed, which is expected to occur during 1999, the Company cannot predict whether the failure of any such third party to be Year 2000 compliant will have a material adverse effect on the Company's business.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 3. - NOT APPLICABLE.

ITEM 4. - NOT APPLICABLE.

ITEM 5. OTHER INFORMATION.

      On April 14, 1999 the Company effected a stock split, in the form of a stock dividend, whereby one additional share of common stock was issued for each outstanding share of common stock. As a result, there was issued and outstanding 5,353,414 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

      The following exhibits are filed with this report:

10.1  Employment Agreement by and between Nutriceuticals.com
      Corporation and Stephen M. Watters, dated as of April 1,
      1999. (1)

10.2  Employment Agreement by and between Nutriceuticals.com
      Corporation and Jugal K. Taneja, dated as of April 1,
      1999. (1)

10.3  Strategic Alliance Agreement by and between
      IndigoCity.com, Inc. and Nutriceuticals.com Corporation, dated as of April 13, 1999. (1)

27.1  Financial Data Schedule (for SEC use only).

      (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed June 29, 1999, file number 0-24362, filed in Washington, D.C.

(b) REPORTS ON FORM 8-K.

      During the three months ended June 30, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NUTRICEUTICALS.COM CORPORATION



Date: August 6, 1999                   By: /s/ JUGAL K. TANEJA
                                          ---------------------------------
                                       Jugal K. Taneja
                                       Chief Executive Officer, Chief
                                       Accounting Officer, and Director

                                 EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------
  27.1                      Financial Data Schedule (for SEC use only)