Form 10QSB
period 1999-09-30
NUTRICEUTICALS COM CORP
filed 1999-11-15
CIK 921878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter Ended September 30, 1999

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24362

                         NUTRICEUTICALS.COM CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             STATE OF NEVADA                             34-1755390
      ------------------------------                 -------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                 Identification No.)


                   6950 BRYAN DAIRY ROAD, LARGO, FLORIDA 33777
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (727) 544-8866

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.001 par value as of November 12, 1999 was 2,696,707.

                  NUTRICEUTICALS.COM CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                    SEPTEMBER 30, 1999   MARCH 31, 1999
                                                                    ------------------   --------------
                                                                         (UNAUDITED)        (AUDITED)
                                   A S S E T S
Current assets:
     Cash and cash equivalents .....................................      $   4,633       $  56,986
     Accounts receivable, net ......................................         10,850           9,278
     Due from related party ........................................          3,940           5,171
     Inventory .....................................................         23,292          16,303
     Prepaids and other current assets .............................        199,158            --
                                                                          ---------       ---------
Total current assets ...............................................        241,872          87,738
                                                                          ---------       ---------

Computer software, net .............................................         41,296          47,500
Deposits ...........................................................            200             380
Intangible assets, net .............................................         39,556            --
                                                                          ---------       ---------
TOTAL ASSETS .......................................................      $ 322,925       $ 135,618
                                                                          =========       =========
   L I A B I L I T I E S  A N D  S H A R E H O L D E R S '  E Q U I T Y

Current liabilities:
     Accounts payable ..............................................      $ 142,905       $  80,186
     Accrued expenses ..............................................        130,275          17,505
     Note payable ..................................................         21,326
     Related party obligations .....................................        200,000            --
                                                                          ---------       ---------
Total current liabilities ..........................................        494,506          97,691
                                                                          ---------       ---------

Shareholders' equity:
     Common stock, at par value ....................................          2,697           2,677
     Additional paid-in capital ....................................        179,705         139,725
     Accumulated deficit ...........................................       (104,475)           --
     Net loss ......................................................       (249,508)       (104,475)
                                                                          ---------       ---------
Net shareholders' equity ...........................................       (171,581)         37,927
                                                                          ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................      $ 322,925       $ 135,618
                                                                          =========       =========


            See notes to condensed consolidated financial statements

                  NUTRICEUTICALS.COM CORPORATION AND SUBSIDIARY
                 Condensed Consolidated Statements of Operations
    For the Three Months and Six Months Ended September 30, 1999 (Unaudited)


                                                                          THREE MONTHS              SIX MONTHS
                                                                             ENDED                    ENDED
                                                                       SEPTEMBER 30, 1999       SEPTEMBER 30, 1999
                                                                       ------------------       ------------------
Net revenues .................................................            $    16,799             $    50,697

Cost of revenues .............................................                 11,804                  26,590
                                                                          -----------             -----------

       Gross profit ..........................................                  4,995                  24,107

Selling, general and administrative expenses .................                168,810                 270,117
                                                                          -----------             -----------

Operating loss before other income and expense ...............               (163,815)               (246,010)

Other income (expense):
       Interest income .......................................                    224                     559
       Other income and expenses, net ........................                    360                     360
       Interest expense ......................................                 (3,827)                 (4,416)
                                                                          -----------             -----------
Total other income (expense) .................................                 (3,244)                 (3,498)
                                                                          -----------             -----------

NET LOSS .....................................................            $  (167,059)            $  (249,508)
                                                                          ===========             ===========

Basic and diluted loss per share .............................            $     (0.06)            $     (0.09)
                                                                          ===========             ===========

Basic and diluted weighted number of common shares outstanding              2,687,794               2,681,496
                                                                          ===========             ===========


             See notes to condensed consolidated financial statements

                  NUTRICEUTICALS.COM CORPORATION AND SUBSIDIARY
             Statements of Changes in Net Deficiency In Liquidation
    For the Three Months and Six Months Ended September 30, 1998 (Unaudited)

                                                                               THREE MONTHS         SIX MONTHS
                                                                                   ENDED               ENDED
                                                                            SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                                                            ------------------    ------------------
Increase in net assets in liquidation:
      Sales ........................................................            $      --             $     --

Decreases in net assets in liquidation:
      Professional fees ............................................                  500                 3,875
      Office expense ...............................................                   40                    60
                                                                                ---------             ---------
           Decrease in net assets in liquidation ...................                 (540)               (3,935)

Beginning net liabilities in liquidation ...........................              (12,058)               (8,663)
                                                                                ---------             ---------
Ending net liabilities in liquidation ..............................            $ (12,598)            $ (12,598)
                                                                                =========             =========

Loss per share:
      Loss attributable to common stockholders .....................            $    (540)            $  (3,935)
                                                                                =========             =========

      Basic and diluted loss per share .............................            $      --             $   (0.02)
                                                                                =========             =========
      Basic and diluted weighted number of common shares outstanding              175,514               175,514
                                                                                =========             =========

                See notes to condensed consolidated financial statements


                  NUTRICEUTICALS.COM CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THE SIX MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)



CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net loss ...............................................................            $(249,508)

      Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization                                                      6,648
           Changes in operating assets and liabilities:
                Accounts receivable ..........................................               (1,572)
                Inventory ....................................................               (6,989)
                Prepaid expenses and other current assets ....................             (197,927)
                Accounts payable .............................................               62,719
                Accrued expenses .............................................              112,770
                                                                                          ---------
NET CASH USED IN OPERATING ACTIVITIES ........................................             (273,859)
                                                                                          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits ...............................................................                  180
                                                                                          ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES ....................................                  180
                                                                                          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of note payable .................................               23,603
      Repayments of principal on note payable ................................               (2,277)
      Proceeds from related party obligations ................................              200,000
                                                                                          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................              221,326
                                                                                          ---------
NET INCREASE (DECREASE) IN CASH ..............................................              (52,353)

CASH AT BEGINNING OF PERIOD ..................................................               56,986
                                                                                          ---------

CASH AT END OF PERIOD ........................................................            $   4,633
                                                                                          =========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest ...............................            $     189
                                                                                          =========

In August 1999, the Company issued 20,000 shares of its common stock to a non-affiliated third party for purchase of its World Wide Web Internet site domain name.

            See notes to condensed consolidated financial statements

Nutriceuticals.com Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1999

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 1999.

NOTE B-PRINCIPLES OF CONSOLIDATION

         The accompanying condensed consolidated financial statements include the accounts of Nutriceuticals.com Corporation and its subsidiary, Healthseek.com Corp. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

NOTE C-STOCKHOLDERS' EQUITY

         In October 1999, the Company effected a one-for-two reverse stock split of the Common Stock of the Company. The accompanying unaudited condensed consolidated financial statements have been retroactively restated, as of September 30, 1999, to reflect the one-for-two reverse stock split.

         Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to convertible preferred shares which are considered to be dilutive common stock equivalents.

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

RESULTS OF OPERATIONS

Three Months and Six Months ended September 30, 1999 and September 30, 1998

         In March 1997, the Company adopted a plan of liquidation by which it sold its major product line and subsequently disposed of all of its operating assets by March 31, 1998. In March 1999, the Company acquired all of the outstanding common stock of Nutriceuticals.com Corporation ("Nutriceuticals"), a Florida corporation, which was organized in September 1998. The Company then merged with Nutriceuticals and changed its name to Nutriceuticals.com Corporation. For the three months and six months ended September 30, 1998 and prior to the acquisition of Nutriceuticals on September 8, 1998, the Company was accounted for on the liquidation basis of accounting.

         The Company had revenues of $16,799 and $50,697 for the three months and six months ended September 30, 1999. Gross profit was $4,995 and $24,107 respectively, for the three month and six month periods ended September 30, 1999. Gross margin was 29.7% and 47.6% for the three months and six months ended September 30, 1999. The decline was primarily attributable to an increase in the mix of sales, which yields a lower gross margin. Selling, general and administrative expenses were $168,810 and $270,117 respectively, for the three month and six month periods ended September 30, 1999.

         The Company has no income tax provision for the periods presented due to its net operating losses. These net operating losses may be carried forward for up to 15 years to offset future taxable income.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months and six months ended September 30, 1999. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

         Interest expense, net of interest income, was $3,603 and $3,857 for the three months and six months ended September 30, 1999, and was a result of increased borrowings for financing of additional working capital needs.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through loans from within the Company. The Company had a working capital deficit of $252,634 at September 30, 1999. The Company estimates that it will need the proceeds from its secondary offering for on-going Web site development, marketing, promotions, and for general working capital purposes over the next six months, including the Company's plans to hire additional full-time management personnel and acquire new office space.

         Net cash used in operating activities was ($273,859) for the six months ended September 30, 1999. The usage of cash is primarily attributable to the net operating loss as well as an increase in accounts receivable ($1,572), as a result of increased sales by the Company during such period, and an increase in inventory ($6,989), an increase in prepaid expenses and other current assets ($197,927), partially offset by an increase in accounts payable $62,719, and an increase in accrued expenses $112,770.

         Net cash provided by investing activities was $180 representing a decrease in deposits.

         Net cash provided by financing activities was $221,326 representing proceeds from issuance of a note payable $23,603, proceeds from related party obligations $200,000, partially offset by repayments of principal on a note payable ($2,277).

         In May 1999, 21st Century Healthcare Fund, LLC, an affiliate of a director of the Company, Jugal K. Taneja, loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999.

         In July 1999, Stephen M. Watters, the President of the Company, loaned $70,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999.

         In August 1999, Carnegie Capital, Ltd., an affiliate of a director of the Company, Jugal K. Taneja, loaned $20,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999.

         In August 1999, a director of the Company, Howard Howell D.D.S., loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999.

         On August 16, 1999, the Company issued 20,000 (post October 1999 one-for-two reverse stock split) shares of its common stock to a non-affiliated third party for all right, title and interest in the World Wide Web Internet site domain name "Nutriceuticals.com" and any and all assets related to the operations of a Website under that domain name, for a value of $40,000.

         On August 8, 1999, the Company entered into an Agreement and Plan of Reorganization with Dynamic Health Products, Inc. ("Dynamic"), a Florida corporation, to acquire its wholly-owned subsidiary, Becan Distributors, Inc. ("Becan"), an Ohio corporation, in exchange for 2,000,000 shares of common stock (post October 1999 one-for-two reverse stock split) and $2,000,000 cash. An additional 1,000,000 shares (post October 1999 one-for-two reverse stock split) will be held in escrow in connection with the acquisition to be issued pending the attainment, by Becan, of certain financial targets, for the fiscal years ending March 31, 2000 and 2001. Such acquisition is subject to the consummation of a secondary offering by the Company.

         In October 1999, the Company established a $100,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. In November 1999, the borrowing limit on the line of credit was increased to $250,000. The note bears interest at 6.5% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from Dynamic Health Products, Inc., of which Jugal K. Taneja is a majority shareholder. The principal on the note is due and payable on October 10, 2000.

         The Company will need additional capital in the future. In order to satisfy its cash requirements in the next six months, the Company estimates that it will need approximately $5 million to fund its operations and its marketing strategies designed to increase traffic to its Web sites. The Company also anticipates expending approximately $500,000 for development of its Web site infrastructures, $1 million for the employment of current and additional personnel (up to 15 additional persons), and $100,000 for the acquisition of office and warehouse facilities.

         The Company has filed a registration statement with the Securities and Exchange Commission, however there can be no assurance as to the completion of the secondary offering. Future equity investments in the Company may have a dilutive effect on the percentage ownership of the Company's present shareholders. There can be no assurances that future capital will become available when needed, or at all. In the event that the Company is not able to obtain the needed funds in the future, it may not be able to continue operations or put its business plan into full effect.

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

         The Company has identified those systems and equipment in its operations that are considered to be critical to the Company's day to day operations. All of the Company's systems and equipment utilized in the its operations was tested for Year 2000 compliance during February and March 1999, with approximately 95% of such systems and equipment being certified as Year 2000 compliant as of September 30, 1999. The Company is in the process of obtaining written assurances from its third-party software providers that the software used by the Company is Year 2000 compliant. In addition, the Company is actively seeking assurances of Year 2000 compliance from each of its key suppliers, customers and other third parties with whom the Company conducts business. A lack of response or inadequate or inaccurate information from such third parties could materially affect the Company's assessment for Year 2000 readiness. Until assessments are completed, which is expected to occur during 1999, the Company cannot predict whether the failure of any such third party to be Year 2000 compliant will have a material adverse effect on the Company's business.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. - NOT APPLICABLE.

ITEM 4. - NOT APPLICABLE.

ITEM 5. OTHER INFORMATION.

         On August 16, 1999, Jugal K. Taneja resigned as Chief Executive Officer, terminated his employment agreement with the Company, and entered into a Consulting Agreement with the Company, effective August 16, 1999 for a term of thirty-two (32) months, until April 15, 2002.

         In October 1999, the Company effected a one-for-two reverse stock split of the Common Stock of the Company. The accompanying unaudited condensed consolidated financial statements have been retroactively restated, as of September 30, 1999, to reflect the one-for-two reverse stock split.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Agreement And Plan of Reorganization, dated September 8, 1999, by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc, the sole stockholder of Becan Distributors, Inc. (1)

10.1 Employment Agreement by and between Nutriceuticals.com Corporation and Stephen M. Watters, dated as of April 1, 1999. (2)

10.2 Strategic Alliance Agreement by and between IndigoCity.com, Inc. and Nutriceuticals.com Corporation, dated as of April 13, 1999. (2)

10.3 Consulting Agreement by and between the Nutriceuticals.com Corporation and Jugal K. Taneja, dated as of August 16, 1999. (3)

10.4 Line of Credit Agreement in favor of First Community Bank of America, from the Company, dated October 4, 1999.

10.5 Line of Credit Agreement in favor of First Community Bank of America, from the Company, dated November 10, 1999.

27.1     Financial Data Schedule (for SEC use only).

------------------

         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Amendment No. 1, filed September 13, 1999, Registration Statement No. 333-81835.

         (2) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed June 29, 1999, Registration Statement No. 333-81835.

         (3) Incorporated by reference to the Company's Registration Statement on Form SB-2, Amendment No.2, filed November 12, 1999, Registration Statement No. 333-81835.

(b) REPORTS ON FORM 8-K.

         During the six months ended September 30, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUTRICEUTICALS.COM CORPORATION

Date: November 12, 1999                 By: /s/ STEPHEN M. WATTERS
                                           --------------------------
                                        Stephen M. Watters
                                        President, Chief Executive Officer,
                                        Chief Financial Officer,
                                        and Director

                                 EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION
--------------              -----------

10.4 Line of Credit Agreement in favor of First Community Bank of America, from the Company, dated October 4, 1999.

10.5 Line of Credit Agreement in favor of First Community Bank of America, from the Company, dated November 10, 1999.

27       Financial Data Schedule