Form 10QSB
period 1999-12-31
DRUGMAX COM INC
filed 2000-02-18
CIK 921878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter Ended December 31, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                     OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24362


                               DRUGMAX.COM, INC.,
                FORMERLY KNOWN AS NUTRICEUTICALS.COM CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           STATE OF NEVADA                                34-1755390
   -------------------------------                   -------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization                    Identification No.)


                12505 STARKEY ROAD, SUITE A, LARGO, FLORIDA 33773
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (727) 533-0431


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.001 par value as of February 14, 2000 was 6,076,707.

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,      MARCH 31,
                                                                            1999             1999
                                                                        ------------     ------------
                                                                         (UNAUDITED)      (AUDITED)
                 ASSETS
Current assets:
      Cash                                                              $  8,200,631     $     56,986
      Accounts receivable, net                                             5,353,906            9,278
      Due from affiliate                                                      36,487            5,171
      Inventory                                                            1,291,968           16,303
      Prepaid expenses and other current assets                              225,973               --
                                                                        ------------    -------------
 Total current assets                                                     15,108,965           87,738
                                                                        ------------     ------------

Property and equipment, net                                                   90,138           47,500

Intangible assets (primarily goodwill), net                               11,765,246             --
Other assets                                                                  13,963              380
                                                                        ------------     ------------
TOTAL ASSETS                                                            $ 26,978,312     $    135,618
                                                                        ============     ============
                     LIABILITIES AND SHAREHOLDERS' EQUIT

Current liabilities:
      Accounts payable                                                  $  3,803,479     $     80,186
      Accrued expenses                                                       129,734           17,505
      Due to affiliates                                                       31,330             --
      Credit line payable                                                  1,752,785             --
                                                                        ------------     ------------
  Total current liabilities                                                5,717,328           97,691
                                                                        ------------     ------------

Commitments and contingencies

Shareholders' equity:
      Preferred stock, $.001 par value; 2,000,000 shares authorized;
        no preferred shares issued or outstanding                               --               --
      Common stock, $.001 par value; 24,000,000 shares authorized;
        6,076,707 and 2,676,707 shares issued and outstanding                  6,077            2,677
      Additional paid-in capital                                          22,034,926          139,725
      Deficit                                                               (780,019)        (104,475)
                                                                        ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                                                21,260,984           37,927
                                                                        ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 26,978,312     $    135,618
                                                                        ============     ============

     See accompanying notes to condensed consolidated financial statements.


                       DRUGMAX.COM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                                       DECEMBER 31,       DECEMBER 31,
                                                          1999               1999
                                                   ------------------  -----------------
Net revenues                                          $ 7,170,581         $ 7,221,279

Cost of goods sold                                      7,112,971           7,139,562
                                                      -----------         -----------
GROSS PROFIT                                               57,610              81,717

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              458,800             728,918
                                                      -----------         -----------
OPERATING LOSS BEFORE OTHER INCOME AND EXPENSE           (401,190)           (647,201)

 Other income (expense):
   Interest income                                         38,981              39,539
   Other income and expenses, net                         (31,667)            (31,307)
   Interest expense                                       (32,159)            (36,575)
                                                      -----------         -----------
TOTAL OTHER EXPENSE                                       (24,845)            (28,343)
                                                      -----------         -----------

NET LOSS                                              $  (426,035)        $  (675,544)
                                                      ===========         ===========
Basic and diluted net loss per share                  $     (0.10)        $     (0.21)
                                                      ===========         ===========
Basic and diluted weighted average number of
     common shares outstanding                          4,085,185           3,151,616
                                                      ===========         ===========

     See accompanying notes to condensed consolidated financial statements.


                       DRUGMAX.COM, INC. AND SUBSIDIARIES
       STATEMENTS OF CHANGES IN NET DEFICIENCY IN LIQUIDATION (UNAUDITED)

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             DECEMBER 31,            DECEMBER 31,
                                                                 1998                    1998
                                                          -----------------      -----------------
Decreases in net liabilities in liquidation:
      Sales                                                   $    --                 $    --
      Bad debt recovery                                            --                      --

Increases in net liabilities in liquidation:
      Professional fees                                             500                   4,375
      Office expense                                                115                     175
                                                              ---------               ---------

           Increase in net liabilities in liquidation              (615)                 (4,550)

Beginning net liabilities in liquidation                        (12,598)                 (8,663)
                                                              ---------               ---------

Ending net liabilities in liquidation                         $ (13,213)              $ (13,213)
                                                              =========               =========

Loss per share:
      Loss attributable to common stockholders                $    (615)              $  (4,550)
                                                              =========               =========

      Basic and diluted loss per share                        $    --                 $    --
                                                              =========               =========

      Basic and diluted weighted average number of
          common shares outstanding                             175,514                 175,514
                                                              =========               =========

     See accompanying notes to condensed consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                                   1999
                                                                            -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net loss                                                                $   (675,544)

      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                            90,077
           Impairment of intangible asset                                           31,667
           Changes in operating assets and liabilities:
                Accounts receivable                                             (3,077,922)
                Inventory                                                          (64,287)
                Prepaid expenses and other current assets                         (159,080)
                Increase in other assets                                           (12,243)
                Accounts payable                                                 2,547,156
                Accrued expenses                                                  (438,738)
                                                                              ------------
NET CASH USED IN OPERATING ACTIVITIES                                           (1,758,914)
                                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                          (32,783)
      Increase in intangible assets                                                (67,162)
      Cash paid for acquisition                                                 (2,000,000)
                                                                              ------------
NET CASH USED IN INVESTING ACTIVITIES                                           (2,099,945)
                                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in revolving line of credit agreement                              61,269
      Proceeds from related party obligations                                      200,000
      Payments of related party obligations                                       (200,000)
      Proceeds from issuance of common stock                                    11,898,601
                                                                              ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       11,959,870
                                                                              ------------

NET INCREASE IN CASH                                                             8,101,011

CASH AT BEGINNING OF PERIOD                                                         99,620
                                                                              ------------

CASH AT END OF PERIOD                                                         $  8,200,631
                                                                              ============
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                $     49,739
                                                                              ============
In November 1999, the Company issued 2,000,000 shares of its common stock
  for the acquisition of Becan Distributors, Inc.                             $ 10,000,000
                                                                              ============

     See accompanying notes to condensed consolidated financial statements.

DrugMax.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)


For the Three Months and Nine Months Ended December 31, 1999 and 1998

NOTE A-BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of DrugMax.com, Inc. and its subsidiaries, Healthseek.com Corp., and Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 1999.

NOTE B-ACQUISITIONS

         On November 26, 1999, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan") from Dynamic Health Products, Inc. ("Dynamic"), an affiliate of Jugal K. Taneja, a principal shareholder and director of the Company, in exchange for 2,000,000 shares of restricted common stock of the Company (with an estimated fair value of $5.00 per share) and $2,000,000 cash. Additional consideration of 1,000,000 shares of common stock of the Company was placed into escrow for future issuance to Dynamic, upon the attainment by Becan of certain financial targets for the fiscal years ending March 31, 2000 and 2001.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the total purchase price has been allocated to assets and liabilities of Becan based upon their estimated fair values.

         The aggregate cost of this acquisition was as follows:

             Cash                                        $  2,000,000
             Issuance of common stock                      10,000,000
             Fees and expenses incurred
               in connection with the acquisition              20,197
                                                         ------------
             Purchase price to be allocated
               to individual assets and
               liabilities acquired                      $ 12,020,197
                                                         ============

         The aggregate purchase price was allocated as follows:

             Cash                                        $     42,635
             Accounts receivable                            2,266,706
             Inventory                                      1,211,378
             Property and equipment                            25,175
             Other assets                                     113,898
             Goodwill                                      11,811,397
             Assumption of liabilities                     (3,450,992)
                                                         ------------

                                                         $ 12,020,197
                                                         ============


                                                  NINE MONTHS ENDED      NINE MONTHS ENDED
                                                 DECEMBER 31, 1999(1)    DECEMBER 31, 1998(2)
                                                 --------------------    --------------------
                                                    (Unaudited)              (Unaudited)
Pro Forma Statements of Operations Data:

Net revenues                                      $      40,942,672          $ 22,299,035
                                                  =================          ============
Net loss                                          $      (1,155,923)         $   (457,664)
                                                  =================          ============
Basic and diluted net loss per share              $           (0.37)         $      (0.15)
                                                  =================          ============
Basic and diluted weighted average
   common shares outstanding                              3,151,616             3,151,616
                                                  =================          ============

(1) The December 31, 1999 financial data includes the operations of DrugMax.com, Inc., Becan Distributors, Inc., and Discount Rx, Inc. for the nine month period.

(2)  The December 31, 1998 financial data includes Becan Distributors, Inc. from
     April 1, 1998 through December 31, 1998 and Discount Rx, Inc. from
     September 1, 1998 (date of inception) through December 31, 1998.

NOTE C-INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

         The Company has a gross deferred tax asset as of December 31, 1999 that is comprised of the potential future tax benefit of its operating losses to date. Management has evaluated the available evidence regarding the future taxable income and other possible sources of realization of deferred tax assets. A 100 percent valuation allowance has been established by management against the gross deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

NOTE D-COMMITMENTS

         The Company has entered into an operating lease for office and warehouse facilities in Largo, Florida that expires on November 30, 2002. Monthly rental payments under the lease are approximately $3,800 through November 30, 2001 and approximately $3,950 thereafter through November 30, 2002.

NOTE E-STOCKHOLDERS' EQUITY

         In October 1999, the Company effected a one-for-two reverse stock split of the Common Stock of the Company. The accompanying unaudited condensed consolidated financial statements have been retroactively restated, as of December 31, 1999, to reflect the one-for-two reverse stock split.

         Basic and diluted net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company derives its revenues from traditional and online sales of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. Revenues are billed and recognized as product is shipped to the customer, net of discounts, allowances, returns and credits.

         Cost of goods sold is comprised of product costs. Selling, general and administrative costs include administrative, sales and marketing and other indirect operating costs.

         The Company acquired Becan Distributors, Inc. on November 26, 1999. The acquisition was accounted for under the purchase method of accounting (see Note
B). The results of operations of the Company for the three months and nine months ended December 31, 1999 include the results of operations of Becan from November 27, 1999 through December 31, 1999.

RESULTS OF OPERATIONS

Three Months and Nine Months ended December 31, 1999 and December 31, 1998

         In March 1997, the Company adopted a plan of liquidation by which it sold its major product line and subsequently disposed of all of its operating assets by March 31, 1998. In March 1999, the Company acquired all of the outstanding common stock of Nutriceuticals.com Corporation ("Nutriceuticals"), a Florida corporation, which was organized in September 1998. The Company then merged with Nutriceuticals and changed its name to Nutriceuticals.com Corporation. For the three months and nine months ended December 31, 1998 and prior to the acquisition of Nutriceuticals in March 1999, the Company was accounted for on the liquidation basis of accounting.

         On November 26, 1999, the Company acquired all of the common stock of Becan Distributors, Inc. ("Becan"), a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. In connection with the acquisition, the Company paid Becan's parent company, Dynamic Health Products, Inc. ("Dynamic") the sum of $2,000,000 in cash and 2,000,000 shares of the Company's restricted common stock in exchange for all of the outstanding shares of Becan common stock. In addition, the Company deposited 1,000,000 shares of common stock of the Company into escrow for future issuance to Dynamic upon the attainment by Becan of certain financial targets for the fiscal years ending March 31, 2000 and 2001.

         The Company had revenues of $7,170,581 and $7,221,279 for the three months and nine months ended December 31, 1999. Gross profit was $57,610 and $81,717 respectively, for the three month and nine month periods ended December 31, 1999. Gross margin was .8% and 1.16% for the three months and nine months ended September 30, 1999. The decline was primarily attributable to an increase in the mix of sales associated with the acquisition of Becan, which yields a lower gross margin. Selling, general and administrative expenses were $458,800 and $728,918 respectively, for the three month and nine month periods ended December 31, 1999.

         The Company has no income tax provision for the periods presented due to its net operating losses. These net operating losses may be carried forward for up to 15 years to offset future taxable income.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months and nine months ended December 31, 1999. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

         Interest expense was $32,159 and $36,575 for the three months and nine months ended December 31, 1999 and was a result of increased borrowings for financing of additional working capital needs prior to the success of a public offering during such periods.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through proceeds received from a public offering. The Company had working capital of $9,391,637 at December 31, 1999. The Company estimates that it will need the proceeds from its public offering for on-going Web site development, marketing, promotions, and for general working capital purposes over the next twelve to eighteen months.

         Net cash used in operating activities was $1,758,914 for the nine months ended December 31, 1999. The usage of cash is primarily attributable to the net operating loss as well as an increase in accounts receivable ($3,077,922), as a result of increased sales associated with the Becan acquisition, an increase in inventory ($64,287), an increase in prepaid expenses and other current assets ($159,080), an increase in other assets ($12,243), and an increase in accrued expenses ($438,738), partially offset by an increase in accounts payable $2,547,156 associated with the Becan acquisition.

         Net cash used in investing activities was $2,099,945, representing purchases of property and equipment ($32,783), an increase in intangible assets ($67,162), and cash paid for the acquisition of Becan ($2,000,000).

         Net cash provided by financing activities was $11,959,870 representing the net change in a revolving line of credit agreement $61,269, proceeds from related party obligations $200,000, and proceeds from the issuance of common stock $11,898,601, partially offset by repayments of related party obligations ($200,000).

         In November 1998, Becan Distributors, Inc. and its subsidiary, Discount Rx, Inc. established a $2,000,000 line of credit to provide additional working capital to support its continued growth. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 1.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a blanket lien on all business assets of Becan and is also secured by personal guarantee from a Director of the Company, Jugal K. Taneja. At December 31, 1999, the outstanding principal balance on the line of credit was approximately $1,750,000. Availability under the line is limited to certain percentages of eligible Inventory and Accounts Receivable as defined.

         In May 1999, 21st Century Healthcare Fund, LLC, an affiliate of a director of the Company, Jugal K. Taneja, loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999. This note has since been repaid.

         In July 1999, Stephen M. Watters, the President of the Company, loaned $70,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999. This note has since been repaid.

         In August 1999, Carnegie Capital, Ltd., an affiliate of a director of the Company, Jugal K. Taneja, loaned $20,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999. This note has since been repaid.

         In August 1999, a director of the Company, Howard Howell D.D.S., loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, is due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock pursuant to a registration statement filed with the Securities and Exchange Commission, or (ii) December 31, 1999. This note has since been repaid.

         On September 8, 1999, the Company entered into an Agreement and Plan of Reorganization with Dynamic Health Products, Inc., a Florida corporation, to acquire its wholly-owned subsidiary, Becan Distributors, Inc., an Ohio corporation. On November 26, 1999, the Company acquired Becan in exchange for 2,000,000 shares of restricted common stock and $2,000,000 cash. An additional 1,000,000 shares of common stock are held in escrow in connection with the acquisition to be issued pending the attainment, by Becan, of certain financial targets, for the fiscal years ending March 31, 2000 and 2001.

         In October 1999, the Company established a $100,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. In November 1999, the borrowing limit on the line of credit was increased to $250,000. The note bears interest at 6.5% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from Dynamic Health Products, Inc., of which Jugal K. Taneja is Chairman and a 33.18% shareholder. The principal on the note is due and payable on October 10, 2000. At December 31, 1999, there was no outstanding principal balance on the line of credit.

         On November 22, 1999, the Company successfully completed a public offering. Gross proceeds of the offering from the sale of common stock of the Company were $13.8 million and net offering proceeds received by the Company were approximately $11.9 million after payment of underwriting discounts and commissions and other offering expenses totaling $1,931,500. The Company estimates that proceeds received from the offering should be sufficient to satisfy the Company's cash requirements in the next twelve to eighteen months.

         On November 23, 1999, the Company entered into an operating lease for office and warehouse facilities in Largo, Florida that expires on November 30, 2002. Monthly rental payments under the lease are approximately $3,800 through November 30, 2001 and approximately $3,950 thereafter through November 30, 2002.

         The Company has obtained a commitment for a new line of credit to refinance its existing line of credit and to provide additional working capital for the Company. The new line of credit will enable the Company to borrow a maximum of $5 million, with borrowings limited to 80% of eligible Accounts Receivable and 50% of Inventory (capped at $1 million). Under the terms of the commitment, interest will be variable at a per annum rate equal to the sum of 2.50% plus the 30-day Dealer Commercial Paper Rate (as published in THE WALL STREET JOURNAL).

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. - NOT APPLICABLE.

ITEM 4. - NOT APPLICABLE.

ITEM 5. OTHER INFORMATION.

         In October 1999, the Company effected a one-for-two reverse stock split of the Common Stock of the Company. The accompanying unaudited condensed consolidated financial statements have been retroactively restated, as of December 31, 1999, to reflect the one-for-two reverse stock split.

         The Company completed a public offering pursuant to a Registration Statement on Form SB-2 (Registration Statement No. 333-81835) that was declared effective on November 19, 1999. Kashner Davidson Securities Corporation was the managing underwriter and the offering price was $10.00 per share of common stock. A total of 1,380,000 shares of common stock, $.001 par value, were registered and sold for the account of the Company, including 180,000 shares sold upon exercise of the underwriters' over-allotment option.

         Prior to November 22, 1999, the Company's common stock was quoted on the OTC Electronic Bulletin Board and was traded under the symbol "JCOM". Commencing on November 22, 1999, the Company's common stock is quoted on the Nasdaq SmallCap Market and is traded under the symbol "DMAX". The Company's common stock is also listed on the Boston Stock Exchange under the symbol "DMA".

         Pursuant to a meeting of the shareholders on January 11, 2000, the name of the Company was changed to DrugMax.com, Inc., by the filing of Articles of Amendment to Articles of Incorporation of Nutriceuticals.com, Corporation.

         On February 4, 2000, the Company engaged Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ended March 31, 2000, replacing the firm of Kirkland, Russ, Murphy & Tapp, CPAs, which served as the Company's independent auditors for the fiscal year ended March 31, 1999. The change was approved by the Company's audit committee. The reason for the change to a global firm was to better position the Company for access to the public capital markets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Agreement And Plan Of Reorganization, dated September 8, 1999, by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc, the sole stockholder of Becan Distributors, Inc. (1)

2.2 Addendum To Agreement And Plan Of Reorganization, dated September 8, 1999, by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc.

3.1       Articles Of Amendment To Articles Of Incorporation Of
          Nutriceuticals.com Corporation, dated January 11, 2000 and filed January 11, 2000.

10.1 Loan And Security Agreement between Becan Distributors, Inc. and Discount Rx, Inc. and The CIT Group/Credit Finance, Inc. dated November 30, 1998.

10.2 Line of Credit Agreement in favor of First Community Bank of America, from the Company, dated October 4, 1999. (2)

10.3 Line of Credit Agreement in favor of First Community Bank of America, from the Company, dated November 10, 1999. (2)

10.4 Lease Agreement between Pinellas Center Limited and Becan Distributors, Inc., dated November 23, 1999.

27.1      Financial Data Schedule (for SEC use only).

-----------------

          (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Amendment No. 1, filed September 13, 1999, Registration Statement No. 333-81835.

          (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, file number 0-24362, filed in Washington, D.C.

(b) REPORTS ON FORM 8-K.

         During the nine months ended December 31, 1999, the Company filed one report on Form 8-K.

         Form 8-K dated December 10, 1999, with respect to the Company's November 26, 1999 acquisition of Becan Distributors, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DRUGMAX.COM, INC.

Date: February 17, 2000                   By: /s/STEPHEN M. WATTERS
                                             ----------------------
                                             Stephen M. Watters
                                             President, Chief Executive Officer,
                                             Chief Financial Officer,
                                             and Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION

2.2 Addendum To Agreement And Plan Of Reorganization, dated September 8, 1999, by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc.

3.1       Articles Of Amendment To Articles Of Incorporation Of
          Nutriceuticals.com Corporation, dated January 11, 2000 and filed January 11, 2000.

10.1 Loan And Security Agreement between Becan Distributors, Inc. and Discount Rx, Inc. and The CIT Group/Credit Finance, Inc. dated November 30, 1998.

10.4 Lease Agreement between Pinellas Center Limited and Becan Distributors, Inc., dated November 23, 1999.

27.1      Financial Data Schedule (for SEC use only).