Form 10QSB/A
period 1999-12-31
DRUGMAX COM INC
filed 2000-06-20
CIK 921878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended December 31, 1999

                                        OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-24362

                               DRUGMAX.COM, INC.,
                FORMERLY KNOWN AS NUTRICEUTICALS.COM CORPORATION
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                STATE OF NEVADA                           34-1755390
        ------------------------------                ------------------
       (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)                Identification No.)



          12505 STARKEY ROAD, SUITE A, LARGO, FLORIDA       33773
          --------------------------------------------    ----------
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

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,          MARCH 31,
                                                                         1999                 1999
                                                                      ------------        ------------
                                                                       (UNAUDITED)          (AUDITED)
                                                                     (AS RESTATED -
                                                                       SEE NOTE B)
                                     ASSETS
Current assets:
     Cash                                                             $  8,200,631        $     56,986
     Accounts receivable, net                                            5,353,906               9,278
     Due from affiliate                                                     36,487               5,171
     Inventory                                                           1,291,968              16,303
     Prepaid expenses and other current assets                             225,973                --
                                                                      ------------        ------------
Total current assets                                                    15,108,965              87,738
                                                                      ------------        ------------

Property and equipment, net                                                 90,138              47,500

Intangible assets (primarily goodwill), net                             21,709,690                --
Other assets                                                                13,963                 380
                                                                      ------------        ------------
TOTAL ASSETS                                                          $ 36,922,756        $    135,618
                                                                      ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $  3,803,479        $     80,186
     Accrued expenses                                                      129,734              17,505
     Due to affiliates                                                      31,330                --
     Credit line payable                                                 1,752,785                --
                                                                      ------------        ------------
Total current liabilities                                                5,717,328              97,691
                                                                      ------------        ------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.001 par value; 2,000,000 shares authorized;
       no preferred shares issued or outstanding                              --                  --
     Common stock, $.001 par value; 24,000,000 shares authorized;
       6,076,707 and 2,676,707 shares issued and outstanding                 6,077               2,677
     Additional paid-in capital                                         32,034,926             139,725
     Deficit                                                              (835,575)           (104,475)
                                                                      ------------        ------------
TOTAL SHAREHOLDERS' EQUITY                                              31,205,428              37,927
                                                                      ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 36,922,756        $    135,618
                                                                      ============        ============

     See accompanying notes to condensed consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 DECEMBER 31,             DECEMBER 31,
                                                     1999                    1999
                                              ------------------       -----------------
                                                (AS RESTATED -          (AS RESTATED -
                                                  SEE NOTE B)             SEE NOTE B)
Net revenues                                     $ 7,170,581              $ 7,221,279

Cost of goods sold                                 7,112,971                7,139,562
                                                 -----------              -----------

GROSS PROFIT                                          57,610                   81,717

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         514,356                  784,474
                                                 -----------              -----------

OPERATING LOSS BEFORE OTHER INCOME AND EXPENSE      (456,746)                (702,757)

Other income (expense):
    Interest income                                   38,981                   39,539
    Other income and expenses, net                   (31,667)                 (31,307)
    Interest expense                                 (32,159)                 (36,575)
                                                 -----------              -----------
TOTAL OTHER EXPENSE                                  (24,845)                 (28,343)
                                                 -----------              -----------

NET LOSS                                         $  (481,591)             $  (731,100)
                                                 ===========              ===========

Basic and diluted net loss per share             $     (0.12)             $     (0.23)
                                                 ===========              ===========

Basic and diluted weighted average number of
    common shares outstanding                      4,085,185                3,151,616
                                                 ===========              ===========


     See accompanying notes to condensed consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
       STATEMENTS OF CHANGES IN NET DEFICIENCY IN LIQUIDATION (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        DECEMBER 31,           DECEMBER 31,
                                                            1998                   1998
                                                     ------------------     -----------------
Decreases in net liabilities in liquidation:
     Sales                                               $    --                $    --
     Bad debt recovery                                        --                     --

Increases in net liabilities in liquidation:
     Professional fees                                         500                  4,375
     Office expense                                            115                    175
                                                         ---------              ---------
        Increase in net liabilities in liquidation            (615)                (4,550)

Beginning net liabilities in liquidation                   (12,598)                (8,663)
                                                         ---------              ---------

Ending net liabilities in liquidation                    $ (13,213              $ (13,213)
                                                         ---------              ---------
Loss per share:
     Loss attributable to common stockholders            $    (615)             $  (4,550)
                                                         =========              =========

     Basic and diluted loss per share                    $    --                $    --
                                                         =========              =========
     Basic and diluted weighted average number of
         common shares outstanding                         175,514                175,514
                                                         =========              =========

     See accompanying notes to condensed consolidated financial statements.

                            DRUGMAX.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                                 1999
                                                                          -----------------
                                                                            (AS RESTATED -
                                                                              SEE NOTE B)
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss                                                               $   (731,100)

     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                            145,633
        Impairment of intangible asset                                            31,667
        Changes in operating assets and liabilities:
            Accounts receivable                                               (3,077,922)
            Inventory                                                            (64,287)
            Prepaid expenses and other current assets                           (159,080)
            Increase in other assets                                             (12,243)
            Accounts payable                                                   2,547,156
            Accrued expenses                                                    (438,738)
                                                                            ------------
NET CASH USED IN OPERATING ACTIVITIES                                         (1,758,914)
                                                                            ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                         (32,783)
     Increase in intangible assets                                               (67,162)
     Cash paid for acquisition                                                (2,000,000)
                                                                            ------------
NET CASH USED IN INVESTING ACTIVITIES                                         (2,099,945)
                                                                            ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in revolving line of credit agreement                             61,269
     Proceeds from related party obligations                                     200,000
     Payments of related party obligations                                      (200,000)
     Proceeds from issuance of common stock                                   11,898,601
                                                                            ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     11,959,870
                                                                            ------------


NET INCREASE IN CASH                                                           8,101,011

CASH AT BEGINNING OF PERIOD                                                       99,620
                                                                            ------------

CASH AT END OF PERIOD                                                       $  8,200,631
                                                                            ============


Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                               $     49,739
                                                                            ============

In November 1999, the Company issued 2,000,000 shares of its common stock
  for the acquisition of Becan Distributors, Inc.                           $ 20,000,000
                                                                            ============

          See accompanying notes to condensed consolidated financial statements.

DrugMax.com, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)


For the Three Months and Nine Months Ended December 31, 1999 (Restated) and 1998

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

NOTE B-RESTATEMENT

     Subsequent to the issuance of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, the Company's management revised its estimate of fair value of the 2,000,000 shares of Company restricted common stock issued to Dynamic Health Products, Inc. ("Dynamic"), in connection with the acquisition of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan") (see Note C). An estimated fair value of $5.00 per share was originally used; the fair value was revised to $10.00 per share based upon the trading price of the Company's common stock at the date of the acquisition. As a result of the revised fair value, the Company's condensed consolidated financial statements for the quarter ended December 31, 1999 have been restated to increase the amount of goodwill by $10 million and increase the related amortization expense by approximately $55,555 for the three and nine months ended December 31, 1999.

     A summary of the significant effects of the restatement is as follows:

                                        AS OF DECEMBER 31, 1999
                                        AS PREVIOUSLY REPORTED          AS RESTATED
BALANCE SHEET DATA:                     ----------------------          -----------
  Intangible assets, net                    $11,765,246                 $21,709,690
  Additional paid-in capital                 22,034,926                  32,034,926
  Deficit                                      (780,019)                   (835,575)
                                                THREE MONTHS ENDED DECEMBER 31, 1999          NINE MONTHS ENDED DECEMBER 31, 1999
                                               AS PREVIOUSLY REPORTED      AS RESTATED     AS PREVIOUSLY REPORTED       AS RESTATED
STATEMENTS OF OPERATIONS DATA:                 ----------------------      -----------     ----------------------       -----------
  Selling, general and administrative
    expenses                                         $ 458,800              $ 514,356              $ 728,918             $ 784,474
  Net Loss                                            (426,035)              (481,591)              (675,544)             (731,100)
  Basic and diluted net loss per share               $   (0.10)             $   (0.12)             $   (0.21)            $   (0.23)


NOTE C-ACQUISITIONS

     On November 26, 1999, the Company acquired all of the issued and outstanding capital stock of Becan from Dynamic, an affiliate of Jugal K. Taneja, a principal shareholder and director of the Company, in exchange for 2,000,000 shares of restricted common stock of the Company (with an estimated fair value of $10.00 per share) and $2,000,000 cash. Additional consideration of 1,000,000 shares of common stock of the Company was placed into escrow for future issuance to Dynamic, upon the attainment by Becan of certain financial targets for the fiscal years ending March 31, 2000 and 2001.

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the total purchase price has been allocated to assets and liabilities of Becan based upon their estimated fair values.

      The aggregate cost of this acquisition was as follows:

            Cash                                 $  2,000,000
            Issuance of common stock               20,000,000
            Fees and expenses incurred
              in connection with the acquisition       20,197
                                                 ------------
            Purchase price to be allocated
              to individual assets and
              liabilities acquired               $ 22,020,197
                                                 ============

      The aggregate purchase price was allocated as follows:

            Cash                                 $     42,635
            Accounts receivable                     2,266,706
            Inventory                               1,211,378
            Property and equipment                     25,175
            Other assets                              113,898
            Goodwill                               21,811,397
            Assumption of liabilities              (3,450,992)
                                                 ------------

                                                 $ 22,020,197
                                                 ============

                                          NINE MONTHS ENDED     NINE MONTHS ENDED
                                         DECEMBER 31, 1999(1)   DECEMBER 31, 1998(2)
                                         --------------------   --------------------
                                             (Unaudited)            (Unaudited)
Pro Forma Statements of Operations Data:

Net revenues                                $ 40,942,672          $ 22,299,035
                                            ============          ============
Net loss                                    $ (1,655,923)         $   (957,664)
                                            ============          ============
Basic and diluted net loss per share        $      (0.53)         $      (0.30)
                                            ============          ============
Basic and diluted weighted average
   common shares outstanding                   3,151,616             3,151,616
                                            ============          ============

-----------

(1) The December 31, 1999 financial data includes the operations of DrugMax.com, Inc., Becan Distributors, Inc., and Discount Rx, Inc. for the nine month period.

(2) The December 31, 1998 financial data includes Becan Distributors, Inc. from April 1, 1998 through December 31, 1998 and Discount Rx, Inc. from September 1, 1998 (date of inception) through December 31, 1998.

NOTE D-INCOME TAXES

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

NOTE E-COMMITMENTS

      The Company has entered into an operating lease for office and warehouse facilities in Largo, Florida that expires on November 30, 2002. Monthly rental payments under the lease are approximately $3,800 through November 30, 2001 and approximately $3,950 thereafter through November 30, 2002.

NOTE F-STOCKHOLDERS' EQUITY

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

      The Company had revenues of $7,170,581 and $7,221,279 for the three months and nine months ended December 31, 1999. Gross profit was $57,610 and $81,717 respectively, for the three month and nine month periods ended December 31, 1999. Gross margin was .8% and 1.16% for the three months and nine months ended September 30, 1999. The decline was primarily attributable to an increase in the mix of sales associated with the acquisition of Becan, which yields a lower gross margin. Selling, general and administrative expenses were $514,356 and $784,474 respectively, for the three month and nine month periods ended December 31, 1999.

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

      On November 22, 1999, the Company successfully completed a public offering. Gross proceeds of the offering from the sale of common stock of the Company were $13.8 million and net offering proceeds received by the Company were approximately $11.9 million, after payment of underwriting discounts and commissions and other offering expenses totaling $1,931,500. The Company estimates that proceeds received from the offering should be sufficient to satisfy the Company's cash requirements in the next twelve to eighteen months.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

      The following exhibits are filed with this report:

2.1 Agreement And Plan Of Reorganization, dated September 8, 1999, by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc, the sole stockholder of Becan Distributors, Inc. (1)

2.2 Addendum To Agreement And Plan Of Reorganization, dated September 8, 1999, by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (3)

2.3 Articles and Plan of Merger of Becan Distributors, Inc. and Drugmax.com, Inc, dated March 29, 2000.

3.1 Articles Of Amendment To Articles Of Incorporation Of Nutriceuticals.com Corporation, dated January 11, 2000 and filed January 11, 2000. (3)

10.1 Loan And Security Agreement between Becan Distributors, Inc. and Discount Rx, Inc. and The CIT Group/Credit Finance, Inc. dated November 30, 1998. (3)

10.2 Line of Credit Agreement in favor of First Community Bank of America, from the Company, dated October 4, 1999. (2)

10.3 Line of Credit Agreement in favor of First Community Bank of America, from the Company, dated November 10, 1999. (2)

10.4 Lease Agreement between Pinellas Center Limited and Becan Distributors, Inc., dated November 23, 1999. (3)

27.1    Financial Data Schedule (for SEC use only).

-------

     (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, Amendment No. 1, filed September 13, 1999, Registration Statement No. 333-81835.

     (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, file number 0-24362, filed in Washington, D.C.

     (3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for this quarter ended December 31, 1999, file number 0-24362, filed in Washington, D.C.

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

                                           DRUGMAX.COM, INC.

Date: June 19, 2000                        By: /s/WILLIAM L. LAGAMBA
                                               ----------------------
                                               William L. LaGamba
                                               Chief Executive Officer
                                               and Director

Date: June 19, 2000                        By: /s/ RONALD J. PATRICK
                                               ----------------------
                                               Ronald J. Patrick,
                                               Chief Financial Officer