Form 10KSB40
period 2000-03-31
DRUGMAX COM INC
filed 2000-06-29
CIK 921878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24362

                               DRUGMAX.COM, INC.,
                formerly known as Nutriceuticals.com Corporation
                 (Name of small business issuer in its charter)

             STATE OF NEVADA                                     34-1755390
   (State of or other jurisdiction of                          (IRS Employer
      incorporation or organization)                         Identification No.)

12505 Starkey Road, Suite A, Largo, Florida                         33773
 (Address of Principal Executive Officers)                        (Zip Code)

                    Issuer's telephone number: (727) 533-0431

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common stock, Par value $.001 per share
                                (Title of Class)

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $21,050,547.

         Number of shares outstanding of the Issuer's common stock at $.001 par value as of June 15, 2000 was 6,398,647. The aggregate market value of the common stock held by non-affiliates of the registrant (approximately 2,859,832 shares) was approximately $31,815,631, as computed by the closing price of such common stock, $11.125, as of June 15, 2000.

                              CAUTIONARY STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statement(s). Drugmax.com, Inc. ("the Company") desires to take advantage of the safe harbor provisions of the Act.

         Except for historical information, the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000, the Company's quarterly reports on Form 10-QSB, the Company's current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

         In addition, representatives of the Company, from time to time, participate in speeches and calls with market analysts, conferences with investors and potential investors in the Company's securities, and other meetings and conferences. Some of the information presented in such speeches, calls, meetings and conferences may be forward-looking within the meaning of the Act.

         It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the Company's industry as a whole. In some cases, information regarding certain important factors that could cause actual results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company may appear or be otherwise conveyed together with such statements. The additional factors set forth in Part I under "Risk Factors" (in addition to other possible factors not listed) could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company.


                                     PART I

Item 1. BUSINESS.

         The Company was founded in 1993 under the name NuMED Surgical, Inc. to engage in the research, development and distribution of medical instruments and surgical supplies to the health care market. We were created when NuMED Home Health Care, Inc., a publicly held company, spun off to its stockholders all of the assets and liabilities of its surgical/medical products division (reorganized as NuMED Surgical, Inc.), and the assets and liabilities of a wholly-owned subsidiary, NuMED Technologies, Inc. The spin off was effected at the advice of Home Health Care's financial advisors, to separate Home Health Care's service line of business from its equipment business. Prior to the spin off, we had no operations or business other than as a division or wholly-owned subsidiary of NuMED Home Health Care. In connection with the spin off, our common stock was registered on SEC Form 10-SB, under Section 12(g) of the Securities Exchange Act of 1934.

         On March 31, 1997, the Company adopted a plan of liquidation in which the Company sold its major product line and subsequently disposed of all its operating assets. The Company ceased operations on April 1, 1997 and liquidated its major product line because of continued losses caused by increased competition and the loss of exclusivity of its products. Also, the Company had inadequate internal resources to pursue one of its products and was not able to find an acceptable industry partner to enter into a joint venture with to pursue development of this product. The sale of the Company's major product line and assets was consummated by March 31, 1998 and accordingly, from April 1, 1998 to September 8, 1998 the Company used a liquidation basis of accounting.

         On March 18, 1999, the Company acquired in a merger all of the outstanding common stock of Nutriceuticals.com Corporation, a Florida corporation ("Nutriceuticals of Florida"). Nutriceuticals of Florida was organized in September 1998 to engage in the online retailing of natural products over the Internet.

         After acquiring Nutriceuticals of Florida, the Company changed its corporate name to Nutriceuticals.com Corporation. On March 31, 1999, the Company acquired Healthseek.com Corp., which was founded in 1995 to provide web-based healthcare content and related information to healthcare professionals, medical patients, and consumers.

         On November 26, 1999, the Company acquired all of the outstanding shares of common stock of Becan Distributors, Inc. ("Becan"), a wholesale distributor primarily of pharmaceutical products and to a lesser extent, over-the-counter drugs, and health and beauty care products. With the acquisition of Becan, Becan became a wholly-owned subsidiary and the Company changed its focus from being an online retailer to an online business-to-business wholesale portal in which manufacturers, distributors, wholesalers, and retailers can improve their trading efficiency by exchanging goods and services through a secure public and private channel, the DrugMax.com web site. We believe that by creating a wholesale portal:

o manufacturers, distributors, wholesalers, and retailers will be able to list their products and start transacting business on the Internet quickly and at a low cost;

o manufacturers, wholesalers, and distributors will have an efficient system to dispose of problematic inventories in a rapidly growing Internet market;

o manufacturers, distributors, wholesalers, and retailers will have an effective mechanism to turn close-out items into cash; and

o buyers will have a means of getting the lowest possible price as determined by the market.

         Becan commenced operations in January 1997 and its net revenues for the year ended March 31, 1999 and the period ended November 25, 1999 were $31.1 million and $33.7 million, respectively. Net income for the respective periods was $94,031 and $22,829. See "Acquisitions-Becan".

         In January, 2000 Nutriceuticals changed its name to DrugMax.com, Inc., and in March, 2000 Becan was merged into DrugMax, and Becan no longer operates as a wholly-owned subsidiary of the Company.

         On March 20, 2000, we diversified our operations by acquiring all of the issued and outstanding shares of common stock of Desktop Corporation ("Desktop"), a Texas corporation located in Dallas, Texas. Desktop, in addtion to being a designer and developer of customized internet solutions, owned at the time 50% of the outstanding shares of common stock of VetMall, Inc. ("VetMall"), with the remaining shares being owned by W.A. Butler & Company ("Butler"), one of the nation's largest veterinary products distributors. Concurrent with the acquisition of Desktop, we acquired an additional 20% interest in VetMall from Butler. VetMall.com is the web site owned by VetMall and is a business-to-business portal linking animal health product manufacturers, distributors, and veterinarians. VetMall will provide a web site to place and receive product orders, and to display and exchange information about animal care, services and products. VetMall will launch its web site in the second quarter of 2000. See "Acquisitions-DeskTop".

         On April 19, 2000 the Company expanded its operations by acquiring all of the issued and outstanding shares of common stock of Valley Drug Company ("Valley"), a full-line primary wholesale distributor of pharmaceuticals, over-the-counter drugs, health and beauty aid products and general merchandise. Valley has been in operation since 1950 and its offices are located in Youngstown, Ohio. For the year ended December 31, 1999 and the three months ended March 31, 2000, Valley had revenues of approximately $50.5 million and $12.3 million, respectively, and net income of approximately $500,000 and $75,000 for such periods. This acquisition gave the Company an additional source of products and manufacturer relationships.

         The Company's objective is to become a leading owner and operator of
(i) an online portal for pharmaceuticals, over-the-counter drugs, health and beauty care products and private label nutritional supplements, and (ii) through its acquisition of VetMall, an online portal linking animal health care product manufacturers to distributors and veterinarians. To accomplish this, the Company will endeavor to provide:

o an electronic commerce marketplace - a new way of doing business through Internet technology that eliminates territorial and regional borders;

o        quality products at competitive prices;

o        efficient service through online automation; and

o        a community environment for news, information and online forums.

Industry Overview

         The Internet has emerged as the fastest growing communications medium in history and is dramatically changing how businesses and individuals communicate and share information. International Data Corporation estimates that the number of Internet users will grow from 97 million at the end of 1998 to 320 million by 2002, though the Company may not benefit from this growth. The Internet has created new opportunities for conducting commerce, such as business-to-consumer and person-to-person e-commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that offers the potential for organizations to streamline complex processes, lower costs and improve productivity. Internet-based business-to-business e-commerce is poised for rapid growth and is expected to represent a significantly larger opportunity than business-to-consumer or person-to-person e-commerce. According to Forrester Research, Inc., an independent national research organization (WWW.FORRESTER.COM), business-to-business e-commerce is expected to grow from $43 billion in 1998 to $1.3 trillion in 2003, accounting for more than 90% of the dollar value of e-commerce in the United States by 2003, though the Company may not benefit from this growth.

         The dynamics of business-to-business e-commerce relationships differ significantly from those of other e-commerce relationships. Business-to-business e-commerce solutions frequently automate processes that are fundamental to a business's operations by replacing various paper-based transactions with electronic communications. In addition, business-to-business e-commerce solutions must often be integrated with a customer's existing systems, a process that can be complex, time-consuming and expensive. Consequently, selection and implementation of a business-to-business e-commerce solution represents a significant commitment by the customer, and the costs of switching solutions are high. In addition, because business transactions are typically recurring and non-discretionary, the average order size and lifetime value of a business-to-business e-commerce customer is generally greater than that of a business-to-consumer e-commerce customer. These solutions are likely to be most readily accepted by industries characterized by a large number of buyers and sellers, a high degree of fragmentation among buyers, sellers or both, significant dependence on information exchange, large transaction volume and user acceptance of the Internet.



Pharmaceuticals and Health Care Products Industry

         According to IMS Health, a company specializing in information services for the pharmaceutical and health care industries, the United States is the world's largest pharmaceutical market, with 1998 sales of $111 billion, including diagnostics and over-the-counter drugs (OTC products). That figure is expected to rise to $163 billion in 2002, for an increase of 46%. The National Association of Chain Drug Stores reported that total prescription drug sales for 1999 are expected to exceed a record $121.6 billion, an increase of 18%. This continued growth rate of the sales of pharmaceutical products was attributed to a number of factors including (i) the value added by the introduction of new drugs into the marketplace, which more than offsets the value lost by medications losing patent protection; (ii) new patterns of drug lifestyle management, resulting in higher sales occurring earlier in the life cycle of a medication;
(iii) increased money spent on direct-to-consumer marketing initiatives; and
(iv) an unprecedented period of investment by pharmaceutical companies worldwide.

         Currently, the sale of pharmaceuticals and health care products are serviced primarily by traditional full-line distributors. A full-line distributor will carry anywhere from 15,000 to 50,000 SKU's (stock keeping units), consisting of pharmaceuticals, Rx brand, Rx generic, health and beauty care, over-the-counter drugs, private label, and various sundry items. The traditional distributor derives income from sell margins, buy margins and manufacturer cash discounts. There are over eighty current full line wholesalers across the United States that compete in selling pharmaceuticals and health care products. The wholesalers currently sell more than $300 billion of the aforementioned products annually. Through the acquisition of Becan, we intend to provide manufacturers, distributors, wholesalers and retailers with an online solution for exchanging goods and services.

The DrugMax.com Solution

         Through the acquisition of Becan, the Company launched the first business-to-business wholesale online portal for pharmaceuticals, over-the-counter drugs, health and beauty care products and private label nutritional supplements. Our acquisition of Valley enabled us to expand our operations. The Company's objective is to apply new Internet tools to the existing distribution systems of such products to improve their trading efficiency and create a community in which the wholesale and the retail markets can exchange ideas, goods and services, advertise and promote their products. Parties can exchange information and goods through a secure public and private channel, the DrugMax.com web site. Policies and practices are being structured to provide buyers and sellers with an unbiased and fair environment in which to conduct their day-to-day business. Our initial marketing efforts will be to make pharmaceuticals, over-the-counter drugs, health and beauty care products, and private label nutritional supplements available to manufacturers, distributors, wholesalers and retailers.

         We have created a new web site which is being used by our business-to-business portal. This site enables us to carry out the following models:

o Catalog: creates value by aggregating suppliers and buyers. Works best in industry characterized by fragmented buyers and sellers who transact frequently for relatively small-ticket items. Also works well for situations where demand is predictable and prices do not fluctuate too frequently;

o             Auction: creates value by spatial matching of buyers and sellers.
              Works best in industries or settings where one-of-a-kind, non-standard, or perishable products need to be bought or sold among businesses that have a very different perception of value for the product, i.e. capital equipment, used products, unsaleable returned products and hard-to-find products; and

o             Exchange: creates value by timely matching of supply and demand.
              Works best where demand and prices are volatile by allowing businesses to manage excess supply and peak-load demand. We believe that customers will favor sites that allow buyers and sellers to choose the appropriate market-making mechanism.

         We intend to utilize our advantage as an early entrant as a business-to-business e-commerce to leverage our infrastructure, technology, marketing and management resources thereby achieving economies of scale and attracting an increased audience, making our site more appealing to a broad array of advertisers and e-commerce customers.

Strategy

         The Company's objective is to be a leading online business-to-business portal for pharmaceutical, over-the-counter drugs, health and beauty care products, and private label nutritional supplements. The Company's business strategy, as a result of the Becan and Valley acquisitions, is to expand the existing distribution system by applying new internet tools to the system thereby creating an internet portal in which manufacturers, distributors, wholesalers and retailers can exchange goods and services through a secure public and private channel, the DrugMax.com web site. The Company will implement this strategy by the following:

o        create brand recognition and generate traffic to our web sites;

o        develop strategic relationships;

o        maintain technology focus and expertise; and

o        attract and retain exceptional employees.

         Create Brand Recognition and Generate Traffic to Our Web Sites. We must build awareness of our web sites to attract and expand our Internet customer base. We are promoting advertising and increasing recognition of our web sites through a variety of marketing and promotional techniques, including:

o        co-marketing agreements with major online sites and services;

o        online content and ease of use of our Web sites;

o        enhancing customer service and technical support;

o advertising in trade journals, leading web sites and other traditional media;

o        conducting an ongoing public relations campaign;

o        developing other business alliances and partnerships.


         Develop Strategic Relationships. We believe that developing strategic relationships with a diverse set of partners, including customers (manufacturers, distributors, wholesalers and retailers), on-line portals, broad band access providers and on-line content providers, is critical to our success because such strategic marketing alliances may enhance our brand recognition, increase customer sales and expand our online visibility. As a result, we intend to enter into relationships with Internet access providers, search engines and other high traffic web sites. See "Business--Marketing and Sales."

         Maintain Technology Focus and Expertise. A state of the art, interactive commerce platform is necessary to enhance the services we offer and to expand the benefits of online reselling of our products. We are in the process of upgrading our technology platform to further enhance our customer interaction and support systems which we believe offer us a competitive advantage. We will continue to expend substantial efforts to develop, purchase, license and make technological advancements to our web sites and our transaction processing systems to enhance our availability, reliability and site up-time, and to improve the efficiency of our fulfillment activities.

         Attract and Retain Exceptional Employees. Talented employees, management and directors provide significant advantages in the rapidly evolving electronic commerce market. We intend to devote substantial efforts to building a talented employee base.

         We cannot assure you that we will be successful in our strategic efforts.

Online Store

         Customers currently enter our online store at www.drugmax.com which was launched in December 1999. The Company offers the following e-commerce services for its customers: wholesale market place, auctions, industry news and analysis, trade show information and a business classified section.

Marketing and Sales

          We are using a variety of programs to stimulate demand for our products, including a direct sales force, telesales and advertising.

         Direct Sales. As a result of our recent public offering we have employed approximately 8 persons who act as our direct sales force to target organizations that buy and sell products listed on our Web sites.

         Telesales. We maintain an in-house telesales group of approximately 11 persons for use in customer prospecting, lead generation and lead follow-up.

         Advertising. In addition to strategic agreements and traditional advertising, we use many online sales and marketing techniques to increase brand recognition and direct traffic to our online stores. These include purchasing banner advertising on search engine Web sites and Internet directories and direct links from healthcare home pages.

Customer Service and Support

         The Company believes it can establish and maintain long-term relationships with its customers and encourage repeat visits if, among other things, we have good customer support and service. The Company currently offers online information regarding our products and services. We answer customer questions about the ordering process, and investigate the status of orders, shipments and payments. A customer can access our staff by fax or e-mail by following prompts located on our web sites, or by calling our toll free telephone line. We may eventually increase the level of, and outsource, our customer support services through a provider of customer support services.

Technology and Security

         We currently provide a scaleable business solution for mission critical Internet connectivity. We contracted with a provider to deliver a secure back-up platform for server hosting with uninterruptible power supply and back up generators, fire suppression, raised floors, heating ventilation and air-conditioning, separate cooling zones, operations twenty-four-hours-a-day, seven-days-a-week.

         Notwithstanding these precautions, we cannot assure that the security mechanisms used by us or our customers will prevent security breaches or service breakdowns. Despite the network security measures we have implemented, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Such a description could lead to interruptions or delays in our service, loss of data, or our inability to accept and fulfill customer orders. Any of these events would materially hurt our business, results of operations and financial condition.

         The Company is greatly aware of the importance of securing and utilizing the most sophisticated information technology solutions available on the market. Toward that goal, we are exploring new and innovative solutions that can improve the reliability, efficiency and scalability of our Web sites. As we intend to create a highly enjoyable and secure shopping experience for our customers, we are committed to achieving and maintaining technological leadership in the e-commerce industry.

Competition

         The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new Web sites at relatively low cost. In addition, the industry is intensely competitive. Many of our current and potential competitors have longer operating histories and larger customer bases than we do. In addition, many of our current and potential competitors have greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, as more people use the Internet and other online services, certain larger, well established and well financed entities may:

o        acquire online competitors or suppliers;

o        invest in online competitors or suppliers; or

o        form joint ventures with online competitors or suppliers.

         Certain of our actual or potential competitors, such as McKesson HBOC, Inc., Bergen Brunswig Corp., and Cardinal Health, Inc., may be able to:

o        secure merchandise from vendors on more favorable terms;

o        devote greater resources to marketing and promotional campaigns;

o        adopt more aggressive pricing or inventory availability policies; and

o devote substantially more resources to web site and systems development than we can.


         In addition, new technologies and expansion of existing technologies, such as price comparison programs that select specific titles from a variety of web sites, may direct customers to online resellers which compete with us and may increase competition. Increased competition may reduce our operating margins, as well as cause a loss to any possible market share and brand recognition. Further, to strategically respond to changes in the competitive environment, we may sometimes make pricing, service or marketing decisions or acquisitions that could materially hurt our business. In addition, companies controlling access to Internet transactions through network access or Web browsers could promote our competitors or charge us a substantial fee for inclusion in their product or service offerings. We cannot assure that we can compete successfully against current and future competitors. Failure to compete successfully against our current and future competitors could materially hurt our business.

Government Regulations and Legal Uncertainties

         We are subject to various laws and regulations relating to our business. Few laws or regulations are currently directly applicable to the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

o        user privacy;

o        pricing;

o        content;

o        copyrights;

o        distribution; and

o        characteristics and quality of products and services.

         In addition, the growth of the Internet and electronic commerce, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenues from electronic commerce or otherwise adversely affect our business, financial condition and operating results.

         Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. The most recent session of Congress enacted Internet laws regarding on-line copyright infringement. Although not yet enacted, Congress is considering laws regarding Internet taxation. The European Union recently enacted new privacy regulations. These are all recent enactments, and there is uncertainty regarding their marketplace impact. In addition, various jurisdictions already have enacted laws that are not specifically directed to electronic commerce but that could affect our business. The applicability of many of these laws to the Internet is uncertain and could expose us to substantial liability.

         Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could materially adversely affect us.

         We believe that our use of third party material on our portal is permitted under current provisions of copyright law. However, because legal rights to certain aspects of Internet content and commerce are not clearly settled, our ability to rely upon exemptions or defenses under copyright law is uncertain.

         Several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Additionally, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers.

         If either of these petitions are granted, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any such legislation or regulation could materially adversely affect our business, financial condition and operating results.

Strategic Alliance

         On February 15, 2000, the Company entered into an Agreement with Purchasepro.com, Inc. ("PPRO") wherein PPRO will design and develop a "sell-side" private e-marketplace labeled to include the marks and logos of the Company and powered by PPRO. The custom e-marketplace will be utilized within the Company's site. PPRO's development and unlimited buyer license fee for private e-Marketplace will be issued in the form of 200,000 of the Company's warrants and revenue sharing will take place on transactions and subscriptions resulting from the Company's marketplace. The warrants shall be exercisable, in whole or in part, during the term commencing on the date of project completion (the "Initial Exercise Date"), and ending at 5:00 p.m., Pacific Standard Time, six months after the date of completion (the "Exercise Period"), and shall be void thereafter. In consideration for the hosting, archiving, maintenance and recurring customization of the private e-Marketplace, the Company will guarantee PPRO at least $80,000 in annual transaction revenue. The Company plans to use the sell-side e-marketplace to primarily sell pharmaceuticals and health supplements as well as the value added services from PPRO's preferred providers.

Employees

         As of March 31, 2000, the Company had 36 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

         In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible. Each of the employees are eligible for grant of stock options in accordance with the provisions of the Company's 1999 Stock Option Plan, as determined by the Administrator of the Plan.

         In August 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option Plan, which is subject to approval by the Company's shareholders at its next annual meeting in August, 2000. The purpose of the 1999 Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan provides for the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase an aggregate of 400,000 shares of common stock.

                                  ACQUISITIONS

         The Company has made the following material acquisitions:

Becan

         On November 26, 1999, we acquired all of the common stock of Becan, a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. Becan was a wholly-owned subsidiary of Dynamic, an affiliate of Jugal K. Taneja, a principal shareholder and director of our Company. In connection with this acquisition we paid Becan's then parent company, Dynamic, the sum of $2,000,000 in cash, and 2,000,000 (post one-for-two reverse stock split) shares of our common stock in exchange for all of the outstanding shares of Becan common stock. In addition, we also deposited 1,000,000 shares of our common stock into escrow for future issuance to Dynamic upon the attainment by Becan of certain financial targets for the fiscal years ending March 31, 2000 and 2001. Becan did not attain its financial target for the fiscal year ending March 31, 2000 and as a result 500,000 shares were returned to the Company. In March, 2000, Becan was merged into the Company and no longer operates as a wholly-owned subsidiary of the Company.

         For the year ended March 31, 1999 and the period ended November 25, 1999, Becan had revenues of $31.1 million and $33.7 million, respectively and net income of $94,031 and $22,829 for such periods.

Business: Becan was incorporated in November 1996, in Ohio and commenced operations in January 1997. Becan was acquired by Dynamic in June 1998. Becan was a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. In August 1998, Becan formed Discount Rx, Inc., a Louisiana corporation which also acts as a wholesale distributor of pharmaceuticals, and to a lesser extent, over-the-counter, and health and beauty care products. Becan operates two distribution centers, one of which is a 4,024 square foot leased facility located in Pittsburgh, Pennsylvania, used by Becan, and the other is a 1,200 square foot leased facility located in Mandeville, Louisiana, used by Discount Rx. Both of these facilities are used for the wholesale distribution of pharmaceuticals and health and beauty care products. The products which Becan and Discount Rx wholesale are acquired from various manufacturers, including Bergen Brunswig Drug Company, Pharmserv Inc., Merck & Co, Inc., and Abbott Laboratories.

Product Line: Becan and its subsidiary Discount Rx offer over sixty branded pharmaceuticals to their customers, along with diabetic test strips, a limited number of generic pharmaceuticals, a line of nutriceuticals, and a line of exclusive over-the-counter products. The branded pharmaceuticals account for ninety percent of the sales for both companies. While diabetic test strips account for five percent, generics for one percent, nutriceuticals for two percent, and the exclusive over-the-counter products account for two percent.

         In addition to strengthening their core business, the branded pharmaceuticals, both Becan and Discount Rx are engaged in growing the nutriceuticals business, which is one of the fastest growing categories within their customer base. Both companies have agreements with licensed alternate source facilities from which they purchase and sell merchandise to.

Market for Product Line: Substantially all of both companies' total sales are to independent pharmacies.

         The overall market for Becan is defined as the Continental U.S., however initial concentration has been on accounts in central and eastern United States.

Sales and Marketing: Becan and Discount Rx utilize a combination of inside sales and marketing, field sales calls, and independent contractors for its sales and marketing efforts. The majority of Becan's day to day sales is accomplished through its inside sales efforts. All of Becan's sales efforts focus on retaining the existing sales base and developing new customers.

Distribution: Becan and Discount Rx have two distribution locations, one in Pittsburgh, Pennsylvania, and the other in Mandeville, Louisiana, respectively. These locations are strategically located to enable the companies to deliver approximately ninety-five percent of the product to their customers via next day delivery, shipped by way of ground UPS. The remaining product (large over-the-counter orders) is distributed via bulk shipments that are delivered via common carriers. In all instances a minimum order quantity is required to offset delivery costs and ensure profitability.

Management Information Systems: Becan and Discount Rx use two different management tools to regulate their inventories, one provided by their accounting software, and the other an in-house system. The in-house system tracks purchases and sales, and calculates average purchases against sales, including a growth factor, and then suggests the appropriate inventory to purchase. Using these systems, both Becan and Discount Rx provide their customers with an inventory fill rate that surpasses the industry average. Both companies also track price increases. This allows both companies to forecast when a price increase will take place, and allows them to purchase the appropriate inventory to take advantage of those price increases.

Competition: There are a number of suppliers within each of Becan's and Discount Rx's market areas that provide branded pharmaceuticals and other products to independent pharmacies, internet pharmacies, clinics and other licensed outlets. Both Becan and Discount Rx have developed a niche market within the market of the other suppliers by offering their customers the needed product at below market prices.

Valley Drug Company

         On April 19, 2000 we acquired all of the issued and outstanding shares of common stock of Valley Drug Company ("Valley"), a full line primary wholesale distributor of pharmaceuticals, over-the-counter drugs, health and beauty aid products, and general merchandise. In connection with the merger, Valley shareholders received $1.7 million in cash and 226,666 shares of the Company's common stock. Ten percent of the shares issued have been placed in escrow for 120 days pending determination of the final price. Management of the Company determined that it is in the best interest of the Company to consummate the Merger to strengthen the Company's marketing and business development expertise, enable it to expand its presence in the online Business-to-Business segment, and provide additional sources of revenues for the Company.

         For the year ended December 31, 1999 and the 3 months ended March 31, 2000, Valley had revenues of $50.6 million and $12.3 million, respectively, and net income of $500,000 and $75,000 for such periods. The acquisition has been accounted for using the purchase method of accounting. We recorded goodwill of approximately $5 million, which will be amortized over 15 years.

Business: Valley was incorporated in the State of Ohio in 1950 and operations commenced immediately from its warehouse / office located in Youngstown, Ohio. The facility has approximately 30,000 square feet of warehouse, receiving, and shipping space devoted to the distribution of pharmaceuticals, over the counter remedies, health and beauty aids, and general merchandise. As a primary wholesaler, Valley purchases its inventory for resale directly from the pharmaceutical manufacturers and delivers orders to its customers daily via its fleet of delivery vans.

Product Line: Valley offers over 20,000 items for resale. Over 90% of its annual revenues are generated from the sale of both branded and generic pharmaceutical products. The remainder of annual revenues are generated from sales of health and beauty aids, over the counter merchandise and other revenue enhancements, such as store advertising, film development and greeting card programs.

Market for Product Line: Historically, over 85% of Valley's total sales are to independent pharmacies, 10% to hospitals, and 5% to nursing homes. Valley's customer base covers a region of eastern Ohio and western Pennsylvania. A 75 mile radius surrounding Youngstown, Ohio has been the Company's market concentration, which allows for daily delivery of product at a manageable cost. The current re-surgence of the independent pharmacies have provided opportunities to Valley to expand its customer base.

Sales and Marketing: Valley utilizes an inside sales team for its sales and marketing efforts. A team of 5 salespersons diligently work daily to maintain current customer relations, expand sales to existing customers, and search out new opportunities, Unique to the industry, Valley salesmen visit the stores of each account at least bi-weekly.

Distribution: All of Valley's sales orders are shipped from its one warehouse located in Youngstown,Ohio. The location is strategically located in order to provide next day delivery via its delivery vans and to service the major markets which surround it geographically.

Management Information System: Valley's information system is maintained on an IBM AS 400 platform. Accounting for sales, purchases, perpetual inventory transactions, cash receipts and disbursements and sophisticated management reports are provided timely for analytical and bookeeping purposes. Also, the order entry system was designed specifically for Valley and allows its customers to order product 24 hours per day either via fax, telxon recorder or phone modem. It has the capabilities of receiving orders over the internet.

         The system provides data to management enabling it to review sales trends and customer base, monitor inventory levels, credit and collection issues, and purchasing frequency and cost anticipation. Communication and availability of data is possible through a local area network ring.

DeskTop

         On March 20, 2000, we acquired all of the issued and outstanding capital stock of DeskTop Corporation, a Texas corporation, in exchange for a total of 99,985 shares of Company common stock and $100,000.

         DeskTop, organized in 1995, is engaged in the business of designing and developing customized internet solutions. Its revenues and income (loss) for the year ended March 31, 2000 were $2.4 million and $(1.9) million, respectively. In July, 1999 DeskTop and W.A. Butler & Company, one of the nation's largest veterinary product distributor, caused to be formed VetMall LLC, each owning a 50% interest. During the period from inception to acquisition of DeskTop by the Company, the LLC (later converted to a newly formed Florida corporation VetMall, Inc.) was developing a web site, VetMall.com, a business-to-business portal linking animal health product manufacturers, distributors, and veterinarians. VetMall provides a site to place and receive product orders, and to display and exchange information about animal care, services and products.

         In connection with the acquisition, the Company agreed that upon (i) the closing of any initial public offering (the "IPO") of VetMall or its successors, (ii) the sale by the Company of all of the shares acquired, regardless of the form of such transaction, or (iii) the sale by VetMall of all or substantially all of its assets, the Company will either (A) issue to the Sellers that number of shares of VetMall's common stock which, when multiplied by the closing price of VetMall's common stock on the date the IPO or the sale closes, exceeds $4,800,000, or (B) transfer to the Sellers 16% of 50% of the proceeds of the closing of a direct sale to a third party of substantially all of the assets of VetMall or its successors, whichever of (A) or (B) has a lower value based on the IPO or sales price of VetMall common stock and the closing price of VetMall's common stock on the date that the IPO is declared effective by the Securities and Exchange Commission or the closing of the sale has occurred.

         Simultaneously with the acquisition of DeskTop, the Company entered into a stock purchase agreement with Butler, whereby Butler sold to the Company 20% of the issued and outstanding membership shares of VetMall, in exchange for the payment of $1,000,000 cash plus the issuance to Butler of 25,000 shares of Company's common stock. As a result, the Company owns through its ownership of DeskTop, a 70% interest in VetMall.

Business: The Company intends to offer animal product manufacturers, distributors, veterinarians, and animal owners a single point of communication through VetMall.com for displaying information on current and new products and services, placing and receiving product orders, and learning about product usage and animal care.

         The key to successful integration of this business-to-business (B2B) model involves the inclusion of distributors and manufacturers. Desktop has already developed a B2B communication system linking VetMall.com to Butler and will soon begin to target key manufacturers. As a board member of the American Veterinary Distributors Association (AVDA), Butler is positioned to assist VetMall in associating with other major distributors.

         The web site is designed for veterinarians to order products online, perform research, and communicate with other veterinarians through online chat, email, or question and answer sessions. Currently, all online order processing options are very cumbersome and time consuming. By integrating current online order processing solutions into VetMall, a veterinarian will be able to have a one stop solution. Because of distributor agreements in place with many of the top manufacturers, it is not possible for a single distributor to offer all product lines.

         VetMall has already created over 2,000 web sites for veterinary clinics in the U.S. These web sites will be offered free to veterinarians. By creating e-commerce enabled web sites for each veterinarian, VetMall will provide a platform that will allow a local veterinarian to compete with the big pet stores but with a twist. The veterinarian can still prescribe online, set their own prices, and collect income without the inventory costs. VetMall intends to become the veterinarians back office and pharmacy.

Market: VetMall.com is designed to strengthen and facilitate relationships among the animal product manufacturers and distributors and the approximately 44,000 veterinarians who practice in approximately 31,000 clinics, hospitals, and mobile facilities. It has been estimated that there are approximately 61 million households which own pets and that the market in terms of annual retail sales for products and service relating to pets is as much as $31 billion. This market is viewed by the Company as attractive for penetration by the VetMall.com concept. VetMall.com has already enlisted over 4,000 veterinarians, representing over 2000 clinics as members of VetMall.com.

Competition: The major internet competition for VetMall at this time is in the pet products arena. VetMall will have to compete, in part, against traditional independent pet products retailers, pet product superstores, large discount and other mass market retailers that carry pet products as part of a broader array of merchandise, and on-line retail and B2B web sites.

                                  RISK FACTORS

The Company's operations are subject to the following risk factors:

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

         Establishment of Company Brands. A growing number of Internet sites, many of which already have well-established brands, offer products and services that compete with those of the Company. As a result, the Company believes it must establish, maintain and enhance its DrugMax.com brand. The Company's success in promoting and maintaining its brands or any other brand that it may use in the future will depend largely on its ability to provide a high quality online experience supported by dedicated customer service. The Company cannot assure that it will be able to meet these goals. In addition, to attract and retain online users and to promote and maintain its current brands or future brands, the Company may need to substantially increase its marketing expenditures to create and maintain strong brand loyalty among its customers. The Company's business could be adversely affected if its marketing efforts are unproductive or if it cannot increase its brand awareness.

         Highly Competitive Markets. The online commerce market is new, rapidly evolving and intensely competitive. The Company anticipates that competition will intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. In addition, the natural products industry is intensely competitive. The Company currently competes primarily with traditional resellers of pharmaceutical , other online resellers of pharmaceutical and other vendors.

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

         Online Commerce Security and Credit Card Fraud. A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. The Company's business may be adversely affected if its security measures do not prevent security breaches and it cannot assure that it can prevent all security breaches. To the extent that the Company's activities, or those of third-party contractors, involve the storage and transmission of proprietary information (such as credit card numbers), security breaches could damage the Company's reputation, and expose the Company to a risk of loss or litigation and possible liability. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions the Company processes, that a merchant does not obtain a cardholder's signature. Fraudulent use of credit card data in the future could adversely affect the Company's business.

         Protection of Proprietary Rights. The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success. To protect its proprietary rights, the Company will rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others. The Company will pursue the registration of its trademarks and service marks in the United States. The Company has applied for Federal registration of the mark "Java Slim." The Company cannot be certain that federal registration of this service mark or any other service mark will be issued. In addition, effective trademark, service mark, copyright and trade secret protection may be unavailable in countries in which the Company's products and services are available online. The Company has not applied to register any mark outside the U.S. or performed any trademark searches to determine whether any of these marks are available for use or registration inside or outside of the United States.

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

         Internet Content Liability. The Company believes that its future success will depend in part upon its ability to deliver original and compelling descriptive content (information, articles, editorials, etc.) about the products it sells on the Internet. Accordingly, the Company anticipates that it will become a publisher of online content in the foreseeable future. At such time, it may face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that it publishes or distributes. In the past, plaintiffs have brought such claims and sometimes successfully litigated them against online services. In addition, in the event that the Company implements a greater level of interconnectivity on its Web sites, it will not and cannot practically screen all of the content its users generate or access, which could expose the Company to liability with respect to such content. The Company does not presently carry general liability insurance, and any such insurance obtained in the future may not cover claims of these types or may be inadequate to indemnify the Company for all liability that may be imposed on it. If the Company faces liability, then its reputation and its business may be adversely affected.

         Sales and Other Taxes. The Company does not currently collect sales or other similar taxes for physical shipments of goods into states other than Florida. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on the Company and other out of state companies which engage in online commerce. In addition, any new operations in states outside Florida, including operations assumed in connection with the acquisition of Healthseek.com, Desktop, VetMall and Becan could subject the Company's shipments into such states to state sales taxes under current or future laws. If one or more states or any foreign country successfully asserts that the Company should collect sales or other taxes on the sale of our merchandise, it could adversely affect the Company's business.

         Capacity Constraints, Reliance on Internally Developed Systems and System Development. A key element of the Company's strategy is to generate a high volume of traffic on, and use of, its web sites. The Company's revenues depend on the number of its business customers who use its web site to purchase products offered. Accordingly, its Web site transaction processing systems and network infrastructure performance, reliability and availability are critical to its operating results. These factors are also critical to the Company's reputation and its ability to attract and retain customers and maintain adequate customer service levels. The volume of goods the Company sells and the attractiveness of its product and service offerings will decrease if there are any systems interruptions that affect the availability of the Company's Web sites or its ability to fulfill orders. The Company has experienced periodic systems interruptions, which management believes may continue to occur. The Company will continually enhance and expand its technology and transaction processing systems, and network infrastructure and other technologies, to accommodate increases in the volume of traffic on its web sites. The Company cannot assure that it will be successful in these efforts or that it will be able to accurately project the rate or timing of increases in the use of its Web sites. The Company may also fail to timely expand and upgrade its systems and infrastructure to accommodate these increases.

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

         Rapid Technological Change. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of its distribution systems and its online stores. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then the Company's existing web sites, proprietary technology and systems may become obsolete. The Company's future success will depend on its ability to both license and/or internally develop leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

         Reliance on Strategic Alliances. In an effort to drive traffic to the Company's Web sites, it has entered into a marketing alliance with PurchasePro.com, Inc., for the development of a Virtual Private Marketplace
(VPM) and desktop purchasing solution which the Company will offer to its clients to its DrugMax.com website.

         Although the Company believes its strategic alliance with Purchasepro.com will represent a significant distribution channel for its pharmaceutical products, it cannot assume that this alliance will meet this expectation, particularly because Purchasepro.com is new and it is not certain whether Purchasepro.com will achieve its anticipated positive market presence and growth. Conversely, if Purchasepro.com is successful, termination of the Company's alliance with Purchasepro.com could have a material adverse affect on the Company's business. The Company intends to enter into similar marketing alliances with others. The inability to enter into similar alliances with others may also have a material adverse affect on the Company's business.

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

         Control By Certain Stockholders. Directors, executive officers and principal shareholders beneficially owned approximately 62% of the outstanding shares of the Company's common stock. Therefore, these stockholders will have significant control over the election of the Company's directors and most of the Company's corporate actions.


Item 2. PROPERTIES.

         The Company does not own or hold any legal or equitable interest in any real estate. The Company leases its principal administrative, marketing and customer service facility totaling 3,550 square feet of air-conditioned office space and 2,950 square feet of air-conditioned warehouse space, located at 12505 Starkey Road, Suite A, Largo, Florida 33773. The term of the lease for the Largo facility is for three years expiring November 30, 2002 with an initial monthly lease payment of $3,800. The Company leases for its subsidiary Becan, 1,424 square feet of office and 1,176 square feet of warehouse space located at 203 Parkway West Industrial Park, Pittsburgh, Pa. 15205, for administrative purposes, and for the sales and distribution of pharmaceutical, beauty, and over-the-counter drug products. The term of the lease for the Pittsburgh facility is for 4 years expiring February 28, 2003 with an initial monthly lease payment of $1,658. The Company leases for its subsidiary, Discount Rx, 1,200 square feet of office space located at 5200 Highway 22, Suite 12A, Mandeville, La. 70471, for administrative and sales offices. The Mandeville facility costs $900 each month on a month to month basis. Desktop and VetMall share leased space consisting of 6,458 square feet of office space located at 12300 Ford Road, Suite 212, Dallas, Texas 75234 for administrative offices. The Dallas facility costs $12,108 per month on a month to month basis. The Youngstown facility is located at 318 West Boardman Street, Youngstown, Ohio 44503 and consists of approximately 30,000 square feet of office (approximately 3,000 air conditioned space for offices), warehouse and shipping and distribution space. The premises are leased pursuant to a lease with a 10 year term expiring December 30, 2008 with a monthly lease payment of $6,000. The Company believes the currently leased properties are adequate for current operations and future growth.

Item 3. LEGAL PROCEEDINGS.

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of the shareholders was held on January 11, 2000 for the purpose of amending the Articles of Incorporation to change the name of the Company from Nutriceuticals.com Corporation to DrugMax.com, Inc. The vote was as follows: 3,510,492 in favor; -0- against; -0- abstained. The vote in favor consisted of approximately 63% of the outstanding shares entitled to vote.



                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to November 19, 1999, our common stock was quoted on the OTC Electronic Bulletin Board and traded under the symbol "JCOM." From March 1997 through March 1999, before we commenced our e-commerce business, there was no trading market for our common stock. From April 1999 to November 11, 1999, there were a total of approximately 18 trades reported for our common stock on the OTC Electronic Bulletin Board.

         Since November 19, 1999, our common stock has been listed for trading on the Boston Stock Exchange and approved for quotation on The Nasdaq Small Cap Market under the symbols "DMA" and "DMAX," respectively. The following table sets forth the closing high and low bid prices for the Common Stock on the Nasdaq Small Cap Market for each calendar quarter from November 19, 1999, the date of the Company's recent public offering. Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                                 COMMON STOCK
                                                               ----------------
                                                                HIGH      LOW
                                                               ------    ------
1999
        Fourth Quarter (commencing November 19, 1999) ......  $19.187    $ 9.00

2000
        First Quarter ......................................  $21.25     $13.00
        Second Quarter (through June 25) ...................  $15.688    $7.875

         As of June 15, 2000, there were approximately 553 shareholders of record of the Company's common stock.

         Historically, the Company has not declared or paid any cash dividends on its common stock. It currently intends to retain any future earnings to fund the development and growth of its business. Any future determination to pay dividends on the common stock will depend upon the Company's results of operations, financial condition and capital requirements.

Recent Sales of Unregistered Securities

         During the past three years, the Company has issued unregistered securities to a limited number of persons as described below. The following information regarding the Company's shares of common stock has been adjusted to give effect to (i) the one-for-fifty reverse split of the Company's common stock effected in March 1999, (ii) the two-for-one stock split in the form of a stock dividend effected in April 1999, and (iii) a one-for-two reverse stock split in October 1999.

(1) On March 18, 1999, the Company issued an aggregate of 2,400,000 shares of common stock to 14 investors in connection with the merger of Nutriceuticals.com Corporation, a Florida corporation, with and into the Company.

(2) On March 31, 1999, the Company issued an aggregate of 100,000 shares of common stock, to one (1) investor in connection with the acquisition of Healthseek.com Corporation, a Massachusetts corporation.

(3) On August 16, 1999, the Company issued an aggregate of 20,000 shares of common stock to Lyntren Communications, Inc. with the acquisition of The Nutriceuticals.com domain name.

(4) On November 26, 1999, the Company issued an aggregate of 2,000,000 shares of common stock to Dynamic Health Products, a Florida corporation, with the acquisition of Becan Distributors, Inc.

(5) On March 20, 2000, the Company issued an aggregate of 50,000 shares of common stock with the acquisition of Desktop Corporation.

(6) On March 20, 2000, the Company issued an aggregate of 49,985 shares of common stock to retire debt associated with the acquisition of Desktop Corporation.

(7) On March 20, 2000 the Company issued 25,000 shares of common stock in association the acquisition of VetMall.


         None of the foregoing transactions involved any underwriter, underwriting discounts or commissions or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

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

         On November 26, 1999, the Company acquired Becan. The acquisition was accounted for under the purchase method of accounting. The results of operations of the Company for the twelve months ended

March 31, 2000 include the results of operations of Becan from November 27, 1999 through March 31, 2000.

         On March 20, 2000, the Company acquired all the issued and outstanding capital stock of Desktop and VetMall, an entity owned 50% by a wholly-owned subsidiary of Desktop. Simultaneously with the acquisition of Desktop, the Company purchased from Butler an additional 20% interest in the issued and outstanding membership shares of VetMall. The acquisitions of Desktop and VetMall were accounted for under the purchase method of accounting. The results of operations of the Company for the year ended March 31, 2000 include the results of operations of Desktop and VetMall from March 21, 2000 through March 31, 2000.

Fiscal Year Ended March 31, 2000 Compared To The Period From September 8, 1998 (date of inception) through March 31, 1999

Results of Operations

         In March 1997, NuMed Surgical, Inc. ("NuMed") adopted a plan of liquidation by which it sold its major product line and subsequently disposed of all of its operating assets by March 31, 1998. In March 1999, NuMed acquired all of the outstanding common stock of Nutriceuticals.com Corporation ("Nutriceuticals Florida"), a Florida corporation, which was organized in September 1998. NuMed then merged with Nutriceuticals of Florida and changed its name to Nutriceuticals.com Corporation. In January 2000, Nutriceuticals changed its name to DrugMax.com, Inc. From April 1, 1998 through September 7, 1998, the Company's financial statements were accounted for on a liquidation basis.

         Revenues. Revenues increased $21.0 million, or 56,612.5%, to $21.1 million for the year ended March 31, 2000, as compared to $37,000 for the period from September 8, 1998 (date of inception) through March 31, 1999. The increase is primarily attributable to $20.6 million in revenues generated by Becan from November 26, 1999 (date of acquistion) through March 31, 2000.

         Gross profit. Gross profit increased $121,000, or 535.6%, to $144,000 for the year ended March 31, 2000, as compared to $23,000 for the period from September 8, 1998 (date of inception) through March 31, 1999. Gross margin was
 .7% for the year ended March 31, 2000 as compared to 60.9% for the period from September 8, 1998 (date of inception) through March 31, 1999. The decline was primarily attributable to an increase in the mix of sales associated with the acquisition of Becan, which yields a lower gross margin.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.9 million, or 1,511.6%, to $2.1 million for the year ended March 31, 2000, as compared to $129,000 for the period from September 8, 1998 (date of inception) through March 31, 1999. The increase was primarily due to additional advertising and promotional expenses, web site support and development costs, increased payroll expenses and costs associated with fringe benefits, and amortization of goodwill associated with the acquisition of Becan.

         Interest expense. Interest expense was $107,000 for the year ended March 31, 2000. There was no interest expense for the period from September 8, 1998 (date of inception) through March 31, 1999. The increase was primarily a result of greater borrowings under the Company's credit facilities for financing of additional working capital needs with the expansion of the Company's operations, specifically associated with the acquisition of Becan.

         The Company has no income tax provision for the periods presented due to its net operating losses. These net operating losses may be carried forward for up to 20 years to offset future taxable income.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the fiscal year ended March 31, 2000 and the period from September 8, 1998 (date of inception) through March 31, 1999. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Position, Liquidity and Capital Resources

         On November 22, 1999, the Company successfully completed a public offering. Gross proceeds of the offering from the sale of common stock of the Company were $13.8 million and net offering proceeds received by the Company were approximately $11.9 million, after payment of underwriting discounts and commissions and other offering expenses totaling approximately $1.9 million. Prior to that, the Company funded its operations through borrowings from its officers, directors and affiliates.

         Net cash used in operating activities was $3.1 million for the year ended March 31, 2000. The usage of cash is primarily attributable to the net operating loss as well as an increase in accounts receivable of $1.9 million, as a result of increased sales associated with the Becan acquisition, an increase in inventory of $189,000, an increase in due from affiliates of $8,000, an increase in prepaid expenses and other current assets of $80,000 and an increase in accrued expenses of $475,000, partially offset by a decrease in deposits of $9,000, and an increase in accounts payable of $835,000 associated with the acquisition of Becan.

         Net cash used in investing activities was $3.4 million, representing purchases of property and equipment of $183,000, an increase in intangible assets of $5,000, and cash paid for the acquisitions of Becan, Desktop and VetMall of $3.3 million.

         Net cash provided by financing activities was $12.5 million, representing the net change in revolving line of credit agreements of $2.4 million proceeds from issuance of long-term obligations of $24,000, proceeds from related party obligations $200,000, proceeds from affiliates of $10,000, and proceeds from the issuance of common stock $11.8 million, partially offset by payments of long-term obligations of $1.7 million and payments of related party obligations of $200,000.

         At March 31, 2000, the Company had $6.0 million in cash and cash equivalents as compared to $57,000 at March 31, 1999. Working capital at March 31, 2000 was $4.9 million, inclusive of obligations under our credit line facilities, as compared to a working capital deficit of $10,000 at March 31, 1999.

         The Company's principal commitments at March 31, 2000 were leases on its office and warehouse space. There were no material commitments for capital expenditures at that date, with the exception of the commitment to acquire Valley for 226,666 shares of the Company's common stock and cash in the amount of $1.7 million. The acquisition of Valley was closed on April 19, 2000.

         In November 1998, Becan and its subsidiary, Discount, established a $2,000,000 line of credit to provide additional working capital to support its continued growth. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 1.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is collateralized by a blanket lien on all business assets of Becan and is also collateralized by personal guarantee from a Director of the Company, Jugal K. Taneja. At March 31, 2000, there was no balance due under this line of credit. The Company incurred a termination fee of $40,000 for early termination of the line of credit.

         On September 8, 1999, the Company entered into an Agreement and Plan of Reorganization with Dynamic Health Products, Inc., a Florida corporation, to acquire its wholly-owned subsidiary, Becan Distributors, Inc., an Ohio corporation. On November 26, 1999, the Company acquired Becan in exchange for 2,000,000 shares of restricted common stock and $2,000,000 cash. An additional 500,000 shares of common stock are held in escrow in connection with the acquisition to be issued pending the attainment, by Becan, of certain financial targets, for the fiscal year ending March 31, 2001.

         In October 1999, the Company established a $100,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. In November 1999, the borrowing limit on the line of credit was increased to $350,000. The note bears interest at 6.5% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from Dynamic Health Products, Inc., of which Jugal K. Taneja is Chairman and a 33.18% shareholder. The principal on the note was due and payable on October 10, 2000. This line of credit has since been repaid and the note satisfied with the establishment of a new revolving line of credit with First Community Bank of America in March 2000.

         In March 2000, the Company obtained a new line of credit with Merrill Lynch Financial Services to refinance its existing line of credit and to provide additional working capital for the Company. The new line of credit enables the Company to borrow a maximum of $5.0 million, with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1.0 million). Under the terms of the commitment, interest is variable at a per annum rate equal to the sum of 2.50% plus the 30-day Dealer Commercial Paper Rate (as published in The Wall Street Journal), on the unpaid outstanding principal of each advance, payable monthly. As of March 31, 2000, the outstanding principal on the note was approximately $2.0 million and due to limitations under this line, an additional $1.9 million was available for borrowings.

         In March 2000, the Company established a $1.0 million revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. The note bears interest at a variable rate, with an initial rate of 6.3% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a $1.0 million certificate of deposit. Principal on the note is due and payable on October 1, 2000. The note or any portion thereof may be prepaid without penalty. As of March 31, 2000, the outstanding principal on the note was approximately $339,000 and $661,000 was available for borrowings.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See financial statements commencing on page F-1.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 4, 2000, the Company engaged Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ended March 31, 2000, replacing the firm of Kirkland, Russ, Murphy & Tapp, CPAs, which served as the Company's independent auditors for the fiscal year ended March 31, 1999. The change was approved by the Company's audit committee. The reason for the change to a global firm was to better position the Company for access to the public capital markets.

         The report of Kirkland, Russ, Murphy & Tapp, CPAs for the fiscal year ended March 31, 1999 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         The Company believes there were no disagreements with Kirkland, Russ, Murphy & Tapp, CPAs within the meaning of Instruction 4 to Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audit of the Company's financial statements for the fiscal year ended March 31, 1999 or for any subsequent interim period, which disagreements if not resolved to their satisfaction would have caused Kirkland, Russ, Murphy & Tapp, CPAs to make reference to the subject matter of the disagreements in connection with its report.

         During the two most recent fiscal years and through present, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) of the type required to be disclosed by that section. The Company had not consulted with Deloitte & Touche LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

         A letter of Kirkland, Russ, Murphy & Tapp, CPA's was addressed to the Securities and Exchange Commission. Such letter states that such firm agrees with the statements made by the Company.

                                    PART III

         Reference is made to the Company's definitive information statement for the 2000 annual shareholders meeting involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by these Items 9 through 12 and contained in such definitive information statement is incorporated herein by reference.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits.

         The following exhibits are filed with this report:

2.1 Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2 Agreement and Plan of Reorganization between the Registrant and Eric Egnet, dated March 31, 1999. (1)

3.1      Articles of Incorporation of NuMed Surgical, Inc., filed October 18,
         1993. (1)

3.2      Amended and Restated Bylaws, dated November 11, 1999. (2)

8.1 Letter of Kirkland, Russ, Murphy & Tapp, CPA's addressed to the Securities and Exchange Commission. (2)

10.1 Employment Agreement by and between Nutriceuticals.com Corporation and Stephen M. Watters, dated as of April 1, 1999. (1)

10.2 Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba, dated as of January 1, 2000.

10.3 Consulting Agreement by and between Nutriceuticals.com Corporation and Jugal K. Taneja, dated as of April 1, 1999. (1)

10.4 Consulting Agreement and Agreement Regarding Ownership of Computer Software between Healthseek.com Corp. and Eric Egnet, dated as of March 31, 1999. (1)

10.5 Agreement between the Company and Purchasepro.com, Inc., dated February 15, 2000.

10.6 Proposed Nutriceuticals.com Corporation 1999 Incentive and Non-Statutory Stock Option Plan.(1)

21.1     Subsidiaries of Nutriceuticals.com Corporation. (1)

27.1     Financial Data Schedule (for SEC use only).

         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362.

         (2) Incorporated by Reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

         (3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, file number 0-24362.

(b) Reports on Form 8-K.

         During the 12 months ended March 31, 2000, the Company filed three (3) reports on Form 8-K. In addition, the Company filed a Form 8-K on May 3, 2000 relating to the acquisition of Valley Drug Company.

         Form 8-K dated December 10, 1999, with respect to the Company's November 26, 1999 acquisition of Becan Distributors, Inc.

         Form 8-K dated February 8, 2000, with respect to the Company's change in Registrant's Certifying Accountants.

         Form 8-K dated April 6, 2000 with respect to the Company's March 20, 2000 acquisition of Desktop Corporation and VetMall, LLC.

         Form 8-K dated May 3, 2000 with respect to the Company's April 19, 2000 acquisition of Valley Drug Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DRUGMAX.COM, INC.

Dated: June 29, 2000             By: /s/ WILLIAM L. LAGAMBA
                                     ----------------------
                                    William L. LaGamba, Chief Executive
                                      Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                          Title                           Date
---------                          -----                           ----

/s/ WILLIAM L. LAGAMBA       Chief Executive Officer               June 29, 2000
------------------------     and Director
William L. LaGamba


/s/ RONALD J. PATRICK        Chief Financial Officer               June 29, 2000
------------------------     and Director
Ronald J. Patrick


/s/ DR. HOWARD L. HOWELL     Director                              June 29, 2000
------------------------
Dr. Howard L. Howell


/s/ JEFFREY K. PETERSON      Director                              June 29, 2000
------------------------
Jeffrey K. Peterson


/s/ JUGAL K. TANEJA          Director                              June 29, 2000
------------------------
Jugal K. Taneja


/s/ STEPHEN M. WATTERS       Director                              June 29, 2000
------------------------
Stephen M. Watters

                                DRUGMAX.COM, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report of Deloitte & Touche LLP                        F-2

Independent Auditors' Report of Kirkland, Russ, Murphy & Tapp                F-3

Consolidated Balance Sheets as of March 31, 2000 and 1999                    F-4

Consolidated Statements of Operations for the year ended March 31, 2000 and for the period from September 8, 1998 (date of inception) to
  March 31, 1999                                                             F-5

Statement of Changes in Net Deficiency in Liquidation for the period
  from April 1, 1998 to September 7, 1998                                    F-6

Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 2000 and 1999                                                    F-7

Consolidated Statements of Cash Flows for the year ended March 31, 2000 and for the period from September 8, 1998 (date of inception) to
  March 31, 1999                                                             F-8

Notes to Consolidated Financial Statements                                   F-9-F-19

Independent Auditors' Report on Supplemental Schedule                        S-1

Supplemental Schedule - Valuation and Qualifying Accounts                    S-2

INDEPENDENT AUDITORS' REPORT


To the Stockholders
  DrugMax.com, Inc.:

We have audited the accompanying consolidated balance sheet of DrugMax.com, Inc. and subsidiaries (the "Company") (formerly known as Nutriceuticals.com Corporation) as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
June 26, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
and Board of Directors
Nutriceuticals.com Corporation:

We have audited the accompanying consolidated balance sheet of Nutriceuticals.com Corporation, as of March 31, 1999, and the related consolidated statement of operations, stockholders' equity and cash flows for the period from September 8, 1998 (date of inception) to March 31, 1999, and the related statement of changes in net deficiency in liquidation for the period from April 1, 1998 to September 7, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nutriceuticals.com Corporation as of March 31, 1999, and results of its operations and its cash flows for the period from September 8, 1998 (date of inception) to March 31, 1999, and results of its changes in net deficiency in liquidation for the period from April 1, 1998 to September 7, 1998, in conformity with generally accepted accounting principles.


/s/ KIRKLAND, RUSS, MURPHY & TAPP
---------------------------------
KIRKLAND, RUSS, MURPHY & TAPP
Clearwater, Florida
April 26, 1999

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2000 and 1999



                                     ASSETS                           2000                 1999
                                                                  ------------         ------------
Current assets:
      Cash and cash equivalents                                   $  6,020,129         $     56,986
      Accounts receivable, net                                       4,106,105                9,278
      Inventory                                                      1,416,241               16,303
      Due from affiliates                                               13,564                5,171
      Prepaid expenses and other current assets                        126,542                   --
                                                                  ------------         ------------
         Total current assets                                       11,682,581               87,738


Property and equipment, net                                            693,340               47,500


Intangible assets, net                                              26,090,635                   --
Notes receivable, net                                                   37,614                   --
Deposits                                                                 9,742                  380
                                                                  ------------         ------------

Total assets                                                      $ 38,513,912         $    135,618
                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                            $  3,170,890         $     80,186
      Accrued expenses                                                 442,598               17,505
      Credit lines payable                                           2,391,095                   --
      Note payable                                                       4,872                   --
      Due to affiliates                                                511,717                   --
                                                                  ------------         ------------
         Total current liabilities                                   6,521,172               97,691
                                                                  ------------         ------------


Commitments and contingencies (Note 8)

Stockholders' equity:
      Preferred stock, $.001 par value;
         2,000,000 shares authorized; no preferred
         shares issued or outstanding                                       --                   --

      Common stock, $.001 par value;
         24,000,000 shares authorized;
         6,200,499 and 2,675,514 shares issued
         and outstanding                                                 6,202                2,677
      Additional paid-in capital                                    34,079,957              139,725

      Accumulated deficit                                           (2,093,419)            (104,475)
                                                                  ------------         ------------

              Total stockholders' equity                          $ 31,992,740         $     37,927
                                                                  ------------         ------------

Total liabilities and stockholders' equity                        $ 38,513,912         $    135,618
                                                                  ============         ============



See accompanying notes to consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Year Ended March 31, 2000 and for the Period from
          September 8, 1998 (date of inception) through March 31, 1999

                                                                      September 8, 1998
                                                                     (date of inception)
                                                     Year Ended             through
                                                      March 31,            March 31,
                                                        2000                 1999
                                                    ------------         ------------
Revenues                                            $ 21,050,547         $     37,118

Cost of goods sold                                    20,906,771               14,496
                                                    ------------         ------------

         Gross profit                                    143,776               22,622

Selling, general and administrative expenses           2,076,653              128,858
                                                    ------------         ------------

Operating loss before other income
   and expenses                                       (1,932,877)            (106,236)
                                                    ------------         ------------

Other income (expense):
      Interest income                                    144,340                1,761
      Interest expense                                  (107,095)                  --
      Other expense                                      (93,312)                  --
                                                    ------------         ------------
Total other income (expense)                             (56,067)               1,761
                                                    ------------         ------------

Net loss                                            $ (1,988,944)        $   (104,475)
                                                    ============         ============

Basic and diluted net loss per share                $       (.95)        $       (.08)
                                                    ============         ============

Basic and diluted weighted average
     number of common shares outstanding               2,102,922            1,372,230
                                                    ============         ============


See accompanying notes to consolidated financial statements.

                                DRUGMAX.COM, INC.
              STATEMENT OF CHANGES IN NET DEFICIENCY IN LIQUIDATION
           For the Period from April 1, 1998 through September 7, 1998

                                                        Period from
                                                      April 1, 1998 to
                                                     September 7, 1998
                                                     -----------------
Decreases in net assets in liquidation:
    Professional fees                                    $  (3,875)
    Office expense                                             (60)
                                                         ---------

Decrease in net assets in liquidation                       (3,935)

Beginning net liabilities in liquidation                    (8,663)
                                                         ---------

Ending net liabilities in liquidation                    $ (12,598)
                                                         =========

Loss per share:
    Loss attributable to common stockholders             $  (3,935)
                                                         =========

    Net loss per common share (basic and diluted)        $    (.02)
                                                         =========

    Weighted average common shares outstanding
       (basic and diluted)                                 175,514
                                                         =========


See accompanying notes to consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended March 31, 2000 and March 31, 1999

                                                                                                          Net            Total
                                                     Common         Additional       Accumulated     Deficiency in    Stockholders'
                                                     Stock       Paid-in Capital       Deficit        Liquidation        Equity
                                                  ------------     ------------     ------------     ------------     ------------
Balances at March 31, 1998, on the
   liquidation basis of accounting                $         --     $         --     $         --     $     (8,663)    $     (8,663)
Loss attributable to common stockholders
   prior to merger                                          --               --               --           (3,935)          (3,935)
Recapitalization at date of merger                         177          (12,775)              --           12,598               --
Initial capital contribution, 2,000,000
   shares                                                2,000           28,000               --               --           30,000
Sale of 400,000 shares of common stock                     400           99,600               --               --          100,000
Issuance of 100,000 shares for acquisition
     of Healthseek                                         100           24,900               --               --           25,000
Net loss                                                    --               --         (104,475)              --         (104,475)
                                                  ------------     ------------     ------------     ------------     ------------

Balances at March 31, 1999                               2,677          139,725         (104,475)              --           37,927

Issuance of 20,000 shares for acquisition of
     domain name                                            20           39,980               --               --           40,000
Issuance of 2,000,000 shares for
     acquisition of Becan                                2,000       19,998,000               --               --       20,000,000
Issuance of 1,380,000 shares for public
     offering (includes 150,000 warrants
     issued to underwriters)                             1,380       11,847,874               --               --       11,849,254
Issuance of 50,000 shares for acquisition
     of Desktop                                             50          821,850               --               --          821,900
Issuance of 49,985 shares to retire Desktop debt            50          821,603               --               --          821,653
Issuance of 25,000 shares for acquisition of
     20% of VetMall                                         25          410,925               --               --          410,950
Net loss                                                    --               --       (1,988,944)              --       (1,988,944)
                                                  ------------     ------------     ------------     ------------     ------------

Balances at March 31, 2000                        $      6,202     $ 34,079,957     $ (2,093,419)    $         --     $ 31,992,740
                                                  ============     ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            For the Year Ended March 31, 2000 and for the Period from
          September 8, 1998 (date of inception) through March 31, 1999


                                                                                                   For the Period from
                                                                                                    September 8, 1998
                                                                                    For the Year   (date of inception)
                                                                                       Ended              through
                                                                                   March 31, 2000     March 31, 1999
                                                                                    ------------    ---------------
Cash flows from operating activities:
Net loss                                                                            $ (1,988,944)      $   (104,475)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                                            520,927              2,500
Impairment of intangible asset                                                            31,667                 --
Bad debt expense                                                                         115,271                 --
Changes in operating assets and liabilities:
     Accounts receivable                                                              (1,917,319)            (9,278)
     Inventory                                                                          (188,560)           (16,303)
     Due from affiliates                                                                  (8,393)            (5,171)
     Prepaid expenses and other current assets                                           (80,487)                --
     Note receivable                                                                      16,120                 --
     Deposits                                                                             (8,562)              (380)
     Accounts payable                                                                    834,977             69,311
     Accrued expenses                                                                   (474,545)             1,068
                                                                                    ------------       ------------
Net cash used in operating activities                                                 (3,147,848)           (62,728)

Cash flows from investing activities:
      Purchases of property and equipment                                               (182,634)           (15,000)
      Increase in intangible assets                                                       (4,584)                --
      Cash paid for acquisitions, net                                                 (3,250,045)                --
                                                                                    ------------       ------------
Net cash used in investing activities                                                 (3,437,263)           (15,000)

Cash flows from financing activities:
      Net change under revolving line of credit agreements                             2,391,095                 --
      Proceeds from issuance of long-term obligations                                     23,603                 --
      Payments of long-term obligations                                               (1,725,854)                --
      Proceeds from related party obligations                                            200,000                 --
      Payments of related party obligations                                             (200,000)                --
      Initial capital contributions                                                           --             30,000
      Proceeds from affiliates                                                            10,156                 --
      Proceeds from issuance of common stock                                          11,849,254            100,000
                                                                                    ------------       ------------
Net cash provided by financing activities                                             12,548,254            130,000
                                                                                    ------------       ------------

Net increase  in cash and cash equivalents                                             5,963,143             52,272

Cash and cash equivalents at beginning of period                                          56,986              4,714
                                                                                    ------------       ------------

Cash and cash equivalents at end of period                                          $  6,020,129       $     56,986
                                                                                    ============       ============

Supplemental disclosure of cash flow information:

 Cash paid for interest                                                             $     96,587       $         --
                                                                                    ============       ============
 Cash paid for income taxes                                                         $         --       $         --
                                                                                    ============       ============
 Issuance of 2,000,000 shares of common stock
     for the acquisition of Becan                                                   $ 20,000,000       $         --
                                                                                    ============       ============
 Issuance of 25,000 shares of common stock for the
    acquisition of VetMall                                                          $    410,950       $         --
                                                                                    ============       ============
 Issuance of 50,000 shares of common stock for the
    acquisition of Desktop                                                          $    821,900       $         --
                                                                                    ============       ============
 Issuance of 49,985 shares of common stock to retire
     Desktop debt                                                                   $    821,653       $         --
                                                                                    ============       ============

 Issuance of 20,000 shares of common stock to purchase
    domain name                                                                     $     40,000       $         --
                                                                                    ============       ============

          See accompanying notes to consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 1 - BUSINESS AND HISTORY
-----------------------------

BUSINESS

         DrugMax.com, Inc. ("DrugMax") is a business-to-business on-line trade exchange for pharmaceuticals, over-the-counter products (OTC), health and beauty aids (HBA) and nutritional supplements. DrugMax.com, Inc. brings retailers, manufacturers, wholesalers and major end-users into a single, efficient marketplace for buying, selling and industry news.

HISTORY

         DrugMax was originally incorporated on October 18, 1993, as a Nevada corporation under the name of NuMed Surgical, Inc. ("NuMed"). In March 1999, NuMed's name was changed to Nutriceuticals.com Corporation ("Nutriceuticals"). In January 2000, Nutriceuticals' name was changed to DrugMax.

         NuMed was engaged in the research, development and distribution of medical instruments and surgical supplies to the health care market since February 1991. Effective March 31, 1997, NuMed adopted a plan of liquidation in which it sold its major product line and subsequently disposed of all its operating assets by March 31, 1998.

         Effective March 1999, NuMed acquired all of the outstanding common stock of Nutriceuticals, which was organized in the State of Florida on September 8, 1998 (date of inception). Nutriceuticals is engaged in the retailing of nutritional supplements via the Internet. For accounting purposes, the acquisition has been treated as an acquisition of NuMed by Nutriceuticals and as a recapitalization of Nutriceuticals. Additionally, Nutriceuticals was merged into NuMed and NuMed changed its name to Nutriceuticals. Mr. Jugal K. Taneja, a principal shareholder and director of DrugMax, had beneficial ownership of approximately 28% of NuMed prior to the merger and approximately 21% of Nutriceuticals after the merger.

         As a result of the merger, each issued and outstanding share of Nutriceutical's common stock was converted into one share of NuMed's common stock. The results of operations of the consolidated companies are reflected as if the above transaction took place at September 8, 1998 (date of inception). Consequently, for comparative purposes, the consolidated financial statements have been presented as if the Company was a single entity for all periods presented and all significant intercompany accounts and transactions have been eliminated in consolidation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of DrugMax (formerly known as Nutriceuticals and Numed) and its wholly-owned subsidiaries, Healthseek.com Corporation ("Healthseek"); Becan Distributors, Inc. and its subsidiary Discount RX, Inc. (collectively, "Becan"); Desktop Corporation ("Desktop"); and VetMall LLC ("VetMall"); (collectively, the "Company").

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are due primarily from independent pharmacies via traditional distribution channels and from companies and individuals via e-commerce.

INVENTORY

Inventory is stated at the lower of cost of market. Cost is determined using the first-in, first-out basis of accounting.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Provision for depreciation is computed using the straight line method over the estimated useful lives ranging from three to seven years.

Maintenance and repairs are charged to operations. Additions and betterments which extend the useful lives of property and equipment are capitalized.
Upon retirement or disposal of the operating property and equipment, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in operations.

COMPUTER SOFTWARE

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". This SOP is effective for fiscal years beginning after December 15, 1998 and requires capitalization of certain costs of computer software developed or obtained for internal use. Computer software are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over an estimated useful life of three to five years.

INTANGIBLE ASSETS

Intangible assets consist primarily of the excess of cost over the fair value of net assets acquired (goodwill) relating to the acquisitions (see Note 2). The excess of cost over net assets acquired is amortized over 15 years for the acquisition of Becan and 5 years for the acquisitions of Desktop and VetMall using the straight-line method. Accumulated amortization totaled $485,046 at March 31, 2000.

IMPAIRMENT OF LONG-LIVED ASSETS

Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings.

INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.

STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of long-term obligations approximates the carrying value, based on current market prices.

REVENUE RECOGNITION

The Company recognizes revenue when goods are shipped or when services are provided.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 137 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, of firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not completed its evaluation of the impact of SFAS No. 133, if any, on the consolidated financial statements.

NOTE 2 - ACQUISITIONS
---------------------

Effective March 31, 1999, the Company acquired Healthseek, a Massachusetts corporation. Healthseek is a health care community website providing information to health care professionals and consumers. The acquisition was accounted for using the purchase method of accounting. The Company acquired all of the common stock of Healthseek, in exchange for 100,000 (post October 1999 one-for-two reverse stock split) shares of voting common stock at $.25 per share and $10,000 cash. In consideration of the sale and transfer of the shares, the Company acquired the registered domain name Healthseek and all assets, copyrights and other documentation relating to the website and assumed all costs and expenses related to the ongoing maintenance of the website. Healthseek did not have significant historical assets, liabilities or revenues and expenses during its limited operating history. The purchase price was allocated to Healthseek's website. Healthseek is a wholly-owned subsidiary of the Company.

On November 26, 1999, the Company acquired all the issued and outstanding capital stock of Becan, an Ohio corporation, incorporated in 1997, from Dynamic Health Products, Inc. ("Dynamic"), an affiliate of Jugal K. Taneja, a principal shareholder and director of the Company, in exchange for 2,000,000 shares of restricted common stock of the Company (with an estimated fair value of $10.00 per share) and $2,000,000 cash. Additional consideration of 1,000,000 shares of common stock of the Company was placed into escrow for future issuance to Dynamic, upon the attainment by Becan of certain financial targets for the fiscal years ending March 31, 2000 and 2001. Becan did not attain the financial target for the year ending March 31, 2000 and 500,000 shares were returned from escrow to the Company. Becan is a wholesale distributor of pharmaceutical products and to a lesser extent, over-the-counter drugs and health and beauty care products.

On March 20, 2000, the Company acquired all the issued and outstanding capital stock of Desktop in exchange for 50,000 shares of the Company's common stock. In addition, the following additional consideration was paid: (i) $100,000 and 31,176 shares of the Company's common stock at $16.44 per share to satisfy obligations owed to HCT Capital Corp. ("HCT") by Desktop and VetMall LLC ("VetMall"), an entity owned 50% by Desktop, and (ii) 8,938 and 9,871 shares of the Company's common stock at $16.44 per share issued to Messrs. Fagala and Miller, respectively, to satisfy outstanding obligations of Desktop or VetMall. Desktop is an internet e-commerce solutions provider specializing in the design, development and delivery of technology solutions by providing custom programming services and web hosting services.

VetMall was founded in June 1999 as a Nevada limited liability corporation known as VetMall LLC, which merged with VetMall, Inc. on March 20, 2000. The company is an internet-based consumer pet care product sales distributor. VetMall maintains a web site whereby consumers can order pet care products which are then shipped directly by the manufacturer. The products are primarily supplied by one vendor who is a 30% shareholder in VetMall. In addition, VetMall derives income from advertisers on its web site and from veterinarians subscribing to listing on its web site.

The Desktop acquisition agreement specified that the purchase price would be adjusted based on changes in the audited liabilities of Desktop. The Company and the selling shareholders of Desktop are currently negotiating the amount of the purchase price adjustments as they have interpreted the definition of liabilities differently and, thus, the purchase price may be adjusted once an agreement is reached. As of March 31, 2000, the Company has recorded the purchase price related to the Desktop acquisition based on the 50,000 shares issued.

In addition, upon (i) the closing of any initial public offering (the "IPO") of VetMall or its successors, (ii) the sale by the Company of all of the shares acquired from Messrs. Fagala and Miller and HCT, regardless of the form of such transaction, or (iii) the sale by VetMall of all or substantially all of its assets, the Company will either (A) issue to the sellers that number of shares of the VetMall common stock which, when multiplied by the closing price of VetMall's common stock on the date the IPO or the sale closes, exceeds $4,800,000, or (B) pay to the sellers 16% of 50% of the proceeds of the closing of a direct sale to a third party of substantially all of the assets of VetMall or its successors, whichever of (A) or (B) has a lower value based on the IPO or sales price of VetMall common stock and the closing price of VetMall's common stock on the date that the IPO is declared effective by the Securities and Exchange Commission or the closing of the sale has occurred.

Simultaneously with the acquisition described above, the Company purchased from W.A. Butler ("Butler") 2,000 membership shares of VetMall, which shares constituted 20% of the issued and outstanding membership shares of VetMall, in exchange for the payment of $1,000,000 cash plus the issuance to Butler of 25,000 shares of Company common stock.

As a result of the acquisitions described above, the Company owns through its ownership of Desktop, a 50% indirect interest in VetMall, together with a 20% direct interest in VetMall.

The business combinations of Becan, Desktop and VetMall were accounted for by the purchase method of accounting in accordance with APB Opinion No. 16. The results of operations of the above named businesses are included in the consolidated financial statements from their respective purchase dates. The Company acquired the following assets and liabilities (net of cash received of $52,705) in the above business combinations:


        Accounts receivable                            $  2,294,779
        Inventory                                         1,211,378
        Property and equipment                              489,091
        Other assets                                        100,589
        Goodwill                                         26,572,760
        Assumption of liabilities                        (5,364,049)
                                                       ------------
        Net value of purchased assets                    25,304,548
        Value of common stock issued                    (22,054,503)
                                                       ------------
        Cash paid for acquisitions                     $  3,250,045
                                                       ============

The unaudited pro forma effect of these acquisitions on the Company's revenues, net loss and net loss per share, had the acquisitions occurred on September 8, 1998 and April 1, 1999 is as follows:

                                              FOR THE PERIOD
                                          FROM SEPTEMBER 8, 1998
                           FOR THE YEAR     (DATE OF INCEPTION)
                               ENDED              THROUGH
                          MARCH 31, 2000      MARCH 31, 1999
                          --------------  ----------------------

Revenues                    $57,726,515       $32,993,811

Net loss                     (8,104,135)       (2,042,301)

Basic and diluted net
  loss per share                  (3.85)            (1.49)

NOTE 3 - RECEIVABLES, NET
-------------------------

At March 31, 2000 and 1999, accounts receivable of the Company consist of the following:

                                                        2000             1999
                                                     ----------       ----------
              Distribution                           $4,219,387       $    9,278
              Less allowance for doubtful accounts     (113,282)              --
                                                     ----------       ----------

              Total                                  $4,106,105       $    9,278
                                                     ==========       ==========

In connection with the acquisition of Becan, the Company recorded a note receivable from a customer in the amount of $53,734. The note bears interest at 12%. In March 2000, a $16,120 allowance was recorded based on management's estimate of the amount which would be ultimately received.

NOTE 4 - INVENTORIES
--------------------

Inventories at March 31, 2000 and 1999 consist of legend and generic drugs and nutritional supplements for resale.

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

At March 31, 2000 and 1999 property and equipment consist of the following:

                                                       2000            1999
                                                     ---------      ---------
     Furniture and equipment                         $ 254,130      $      --
     Computer software, including website domain       460,433         50,000
     Leasehold improvements                              7,162             --
                                                     ---------      ---------

                  Total                              $ 721,725      $  50,000
      Accumulated depreciation and amortization        (28,385)        (2,500)
                                                     ---------      ---------
                  Property and equipment, net        $ 693,340      $  47,500
                                                     =========      =========

NOTE 6 - INCOME TAXES
---------------------

The Company had no income tax expense for the year ended March 31, 2000 or for the period from September 8, 1998 through March 31, 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities net of valuation reserves as of March 31, 2000 and 1999 are as follows:

                                                         2000           1999
                                                      ---------       --------
         Net operating losses                         $ 560,000       $ 47,000
         Net operating losses - acquired                416,000           --
         Use of cash basis method of accounting
           for income tax purposes                     (258,505)          --
                                                      ---------       --------

         Net deferred tax asset                         717,495         47,000
         Valuation allowance                           (717,495)       (47,000)
                                                      ---------       --------
         Net deferred tax asset after
           valuation allowance                        $    --         $   --
                                                      =========       ========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, a $717,495 and $47,000 valuation allowance have been established at March 31, 2000 and March 31, 1999, respectively.

The net operating and acquired tax loss carry forward benefits expire in various years beginning in 2019. Due to the Company's acquisition of Desktop (see Note
2), the Company's ability to utilize the acquired net operating loss carry forward of $1,100,000 will be limited by IRC Section 382 to $113,000 per year.

NOTE 7 - DEBT
-------------

On March 17, 2000 the Company signed a $1,000,000 line of credit agreement with First Community Bank of America. The total balance outstanding on this line of credit amounts to $339,078 as of March 31, 2000. Terms of the agreement provide for interest to be charged at 1% over the rate of interest (6.3% as of March 31, 2000) paid on the Company's $1,000,000 certificate of deposit used to collateralize the loan facility. The balance on the line of credit becomes due on October 1, 2000. Additionally, in March 2000, the Company entered into a line of credit with Merrill Lynch. The line of credit enables the Company to borrow a maximum of $5,000,000, with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). As of March 31, 2000, the outstanding principal on the note was $2,052,017 and approximately $1,900,000 was available for borrowing. Terms of the agreement provide for interest to be charged at the rate of 30 day commercial paper, plus 2.5% (8.58% as of March 31, 2000). The Merrill Lynch line of credit expires February 28, 2001, and is subject to renewal annually thereafter subject to Merrill Lynch's consent.

The Company also has a note payable which bears interest at 9.63% with a remaining balance of $4,872 at March 31, 2000. This note is due on June 5, 2000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

OPERATING LEASES

The Company has operating leases for facilities that expire at various dates through 2003. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

Until March 31, 2000, Desktop leased office space in Dallas, Texas. Desktop has not renewed the lease, and pays $12,000 per month for the office space on a month-to-month basis. Desktop also leases various computer equipment with original lease terms ranging from three to five years. These leases expire at various dates through 2003. The monthly equipment rental expense is approximately $9,100.

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, were the following at March 31, 2000:

                    Year Ending March 31
                    --------------------
                           2001                    $ 174,233
                           2002                      131,148
                           2003                       62,766
                                                   ---------

                  Total minimum lease payments     $ 368,147
                                                   =========

Total rent expense for the periods ended March 31, 2000 and 1999 was approximately $29,000 and $0 respectively.

LITIGATION

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2000 should have a material adverse impact on its financial position or results of operations.

NOTE 9 - STOCK AND BENEFIT PLANS
--------------------------------

The information regarding the Company's shares of common stock has been adjusted to give effect to (i) the one-for-fifty reverse split of the Company's common stock effected in March 1999, (ii) the two-for-one stock split in the form of a stock dividend effected in April 1999, and (iii) a one-for-two reverse stock split in October 1999.

OFFERING

On November 22, 1999, the Company successfully completed a public offering the ("Offering") of 1,380,000 shares of common stock at a price of $10.00 per share. Gross proceeds of the Offering were $13.8 million and net offering proceeds received by the Company were approximately $11.9 million, after payment of underwriting discounts and commissions and other offering expenses totaling $1,950,747.

WARRANTS

In connection with the Offering, and as additional compensation to the underwriters, the Company issued warrants for the purchase of 150,000 shares of common stock. The warrants will be exercisable, in whole or in part, between the first and fifth years, at an exercise price of $16.50. The underwriters shall have the option to require the Company to register the warrants and/or the common stock underlying the warrants. The warrants had an estimated fair market value of $1,038,000 on the date of issuance, which was determined under the Black-Scholes method, and were included in additional paid in capital along with other issuance costs of the Offering.

On January 23, 2000, the Company granted a director a three-year warrant to purchase 200,000 shares of common stock at an exercise price of $16.40, which is equal to the 30 day weighted average of the stock price from January 23, 2000 to February 22, 2000. The grant was made as a result of the director acting as a guarantor of the $5,000,000 Merrill Lynch line of credit. The warrants had an estimated fair value of $1,937,016, which was determined using the Black-Scholes method.

On February 15, 2000, the Company entered into an Agreement with Purchasepro.com, Inc. ("PPRO") wherein PPRO will design and develop a "sell-side" private e-marketplace, powered by PPRO, labeled to include the marks and logos of the Company. The custom e-marketplace will be utilized within the Company's site. PPRO's development and unlimited buyer license fee for private e-Marketplace will be issued in the form of 200,000 of the Company's warrants. Revenue sharing will take place on transactions and subscriptions resulting from the Company's marketplace. The warrants shall be exercisable, in whole or in part, during the term commencing on the date of project completion (the "Initial Exercise Date"), and ending at 5:00 p.m., Pacific Standard Time, six months after the date of completion (the "Exercise Period"), and shall be void thereafter. In consideration for the hosting, archiving, maintenance and recurring customization of the private e-Marketplace, the Company will guarantee PPRO at least $80,000 in annual transaction revenue. The Company plans to use the sell-side e-marketplace to primarily sell pharmaceuticals and dietary supplements as well as the value added services from PPRO's preferred providers.

STOCK OPTIONS

In August 1999, the Company's Board of Directors adopted a stock option plan (the "Plan"), which is subject to the approval by the Company's shareholders at its next annual meeting in August 2000. The Plan provides for the grant of incentive and nonqualified stock options to key employees, including officers and directors of the Company. Under the provisions of the Plan, all options, except for options granted to "greater-than-10%-stockholders," have an exercise price equal to the fair market value on the date of the grant and expire ten years after the grant date. The exercise price of options issued to "greater-than-10%-stockholders" shall not be less than 110% of the fair market value of the common stock on the date of the grant, and such options shall expire five years after the date of the grant. At March 31, 2000, options to acquire up to 400,000 shares of common stock may be granted pursuant to the Plan.

Stock option activity is summarized as follows:

                                                                WEIGHTED
                                                                AVERAGE
                                                 NUMBER OF      EXERCISE
INCENTIVE AND NON-QUALIFIED STOCK OPTIONS         SHARES         PRICE
                                                 ---------      --------
Outstanding March 31, 1999                             --       $     --

     Granted                                      261,800          13.08
     Exercised                                         --             --
     Forfeited                                         --             --
                                                  -------       --------
Outstanding March 31, 2000                        261,800       $  13.08
                                                  ========      ========

Outstanding options under the Plan vest over a one- to three-year period. As of March 31, 2000 no options were exercisable. The following is a summary of stock options outstanding and exercisable as of March 31, 2000:

                                             WEIGHTED AVERAGE
        EXERCISE       OPTIONS                  REMAINING             OPTIONS
         PRICE       OUTSTANDING        CONTRACTUAL LIFE (YEARS)    EXERCISABLE
        --------     -----------        ------------------------    -----------

        $ 10.00         15,000                    9.58                     -
          13.00        195,300                    9.75                     -
          14.30         50,000                    4.75                     -
          14.37          1,500                    9.83                     -
                       -------                                        --------
                       261,800                                             -
                       =======                                        ========


Non-exercisable options as of March 31, 2000 become exercisable as follows:


          2001    ...............                      111,932
          2002    ...............                       74,934
          2003    ...............                       74,934
                                                    -----------
                                                       261,800
                                                    ===========

The Company applies APB No. 25 in accounting for its warrants and stock options. Accordingly, no compensation cost has been recognized for the warrants and options granted to employees and directors because the estimated price equaled or exceeded the fair market value on the date of the grant. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and net loss per share would have increased as follows for the year ended March 31, 2000:

                                                          Net Loss
                                         Net Loss         Per Share
                                       ------------       -------
        As reported                    $ (1,988,944)      $ (0.95)
        Pro forma                      $ (2,484,319)      $ (1.18)

The weighted-average fair value of options granted for the year ending March 31, 2000 was $11.27. The estimated fair value for the above options and warrants was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2000:


        Dividend yield                                        0.00 %
        Option term                                       5-10 years
        Warrant term                                         3 years
        Expected volatility                                     97 %
        Risk-free interest rate                          6.27%-6.56%

NOTE 10 - RELATED PARTY TRANSACTIONS
-----------------------------------

In May 1999, 21st Century Healthcare Fund, LLC, an affiliate of a director of the Company, Jugal K. Taneja, loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note has since been repaid.

In July 1999, Stephen M. Watters, the President of the Company, loaned $70,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note has since been repaid.

In August 1999, Carnegie Capital, Ltd., an affiliate of a director of the Company, Jugal K. Taneja, loaned $20,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note has since been repaid.

In August 1999, a director of the Company, Howard Howell D.D.S., loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note has since been repaid.

Innovative Health Products, Inc. ("Innovative"), owned by Dynamic, is the supplier of substantially all of the manufactured dietary supplements and health and beauty care products sold by the Company. There presently is an agreement between the Company and Innovative for the fulfillment of the Company's customer orders. Dynamic is approximately 56% beneficially owned by Jugal K. Taneja, a director of the Company.

In August 1999, Stephen M. Watters, the President of the Company, loaned $10,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note has since been repaid.

NOTE 11 - SEGMENT INFORMATION
-----------------------------

The Company adopted SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information," which established standards for reporting information about a Company's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the Segment.

During the year ended March 31, 2000, the Company operated two industry segments: wholesale distribution and computer software development. For the fiscal year ended March 31, 1999, the Company operated only in the wholesale distribution segment. The following table reports financial data that management uses in its business segment analysis. Amounts shown below are as of and for the year ended March 31, 2000.


                  Revenue

                           Distribution                       $ 21,048,147
                            Software Development                     2,400
                                                              ------------
                                    Total                     $ 21,050,547
                                                              ============

                  Gross Profit
                           Distribution                       $    141,376
                           Software Development                      2,400
                                                              ------------
                                    Total                     $    143,776
                                                              ============

                  Operating loss before other income
                     and expenses
                           Distribution                       $ (1,898,580)
                           Software Development                    (34,297)
                                                              ------------
                                    Total                     $ (1,932,877)
                                                              ============

                  Assets
                           Distribution                       $ 38,666,522

                           Software Development                    105,895
                                                              ------------
                                    Total                     $ 38,772,417
                                                              ============

                  Capital expenditures
                           Distribution                       $    182,634
                           Software Development                         --
                                                              ------------
                                    Total                     $    182,634
                                                              ============

NOTE 12 - SUBSEQUENT EVENTS
---------------------------

On April 19, 2000, DrugMax Acquisition Corporation ("Buyer"), a wholly owned subsidiary of the Company, Valley Drug Company ("Valley"), Ronald J. Patrick ("Patrick") and Ralph A. Blundo ("Blundo", and together with Patrick, the "Sellers") signed a Merger Purchase Agreement (the "Agreement"). In connection with the merger, Messrs. Patrick and Blundo, the sole shareholders of Valley, received an aggregate of 226,666 shares of the Company's common stock and cash in the amount of $1,700,000. Until such time as their shares of the Company may be sold pursuant to Rule 144 of the Securities and Exchange Commission, Messrs. Patrick and Blundo were granted the right to include their shares in any registration filed by the Company. Concurrent with the merger, Messrs. Patrick and Blundo each deposited 11,333 shares of the Company's common stock with an escrow agent (the "Holdback Shares"). If the stockholders' equity of Valley on April 19, 2000 is less than $541,827, the Company will have the right to direct the escrow agent to release some or all of the Holdback Shares back to the Company. If the stockholders' equity of Valley on April 19, 2000 is greater than $541,827, the escrow agent will release all of the Holdback Shares to Messrs. Patrick and Blundo. The amount of shareholders' equity will be based on audited financial statements as of April 19, 2000. The Company will account for the acquisition of Valley as a purchase.

The unaudited pro forma effect of the Valley acquisition on the Company's renvenues, net loss and net loss per share, had the acquisition occurred on September 8, 1998 and April 1, 1999 is shown below. For purposes of these pro forma computations (i) Valley's year end financial statements for their years ended December 31, 1999 and 1998 were used and (ii) Valley's results were combined with the pro forma data shown in Note 2.

                                                      FOR THE PERIOD
                               FOR THE YEAR      FROM SEPTEMBER 8, 1998
                                  ENDED        (DATE OF INCEPTION) THROUGH
                              MARCH 31, 2000          MARCH 31, 1999
                              --------------   ---------------------------
Revenues                       $108,298,702           $80,034,293

Net loss                         (7,681,947)           (1,205,450)

Basic and diluted net
  loss per share                      (3.65)                 (.88)

On April 19, 2000, Desktop distributed all of its shares of VetMall to DrugMax, resulting in DrugMax then directly owning 70% of VetMall.

Subsequent to March 31, 2000, VetMall ceased selling web site subscriptions to veterinarians in order to focus its efforts on the development of its new web site.

INDEPENDENT AUDITORS' REPORT


To the Stockholders
 DrugMax.com, Inc.:

We have audited the consolidated financial statements of DrugMax.com, Inc. and subsidiaries (the "Company") (formerly known as Nutriceuticals.com Corporation) as of and for the year ended March 31, 2000, and have issued our report thereon dated June 26, 2000 (included elsewhere in this Form 10-KSB). Our audit also included the accompanying consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
June 26, 2000

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts

              For the Year Ended March 31, 2000 and the Period from
            September 8, 1998 (date of inception) to March 31, 1999

                                                 Balance       Charged to     Charged to                       Balance
                                              Beginning of     Costs and         Other                          at End
Description                                      Period         Expenses       Accounts      Deductions        of Period
Period from September 8, 1998
   (date of inception) to March 31, 1999:
   Allowance for doubtful accounts               $    --        $     --        $    --        $     --        $     --

Year ended March 31, 2000:
   Allowance for doubtful accounts               $    --        $ 99,151        $ 14,131       $     --        $113,282

   Allowance for doubtful notes
    receivable                                   $    --        $ 16,120        $    --        $     --        $ 16,120