Form 10KSB40/A
period 2000-03-31
DRUGMAX COM INC
filed 2000-07-14
CIK 921878

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


(a)    Exhibits.

         The following exhibits are filed with this report:

2.1 Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2 Agreement and Plan of Reorganization between the Registrant and Eric Egnet, dated March 31, 1999. (1)

2.3 Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.4      Agreement and Plan or Reorganization between DrugMax.com, Inc., Jimmy
         L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.5 Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.6 Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

3.1      Articles of Incorporation of NuMed Surgical, Inc., filed October 18,
         1993. (1)

3.2 Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3 Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4 Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5      Articles of Amendment to Articles of Incorporation of
         Nutriceuticals.com Corporation, filed January 11, 2000. *

3.6 Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 1000. *

3.7      Amended and Restated Bylaws, dated November 11, 1999. (5)

4.1 See Exhibits 3.1 to 3.7 for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Company's Common Stock.

4.2      Specimen of Stock Certificate. *

10.1 Employment Agreement by and between Nutriceuticals.com Corporation and Stephen M. Watters, dated as of April 1, 1999. (1)

10.2 Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba, dated January 1, 2000. (7)

10.3 Employment Agreement by and between Valley Drug Company and Ronald J. Patrick, dated April, 19, 2000. *

10.4 Employment Agreement by and between Valley Drug Company and Ralph A. Blundo, dated April 19, 2000. *

10.5 Consulting Agreement by and between Nutriceuticals.com Corporation and Jugal K. Taneja, dated as of April 1, 1999. (1)

10.6 Agreement between DrugMax.com, Inc. and Purchasepro.com, Inc., dated February 15, 2000. (7)

10.7 Loan and Security Agreement in favor of Merrill Lynch Business Financial Services, Inc. from the Company dated February 15, 2000. *

10.8 Security Agreement in favor of First Community Bank of America from the Company dated March 17, 2000. *

16.1 Letter of Kirkland, Russ, Murphy & Tapp, CPA's addressed to the Securities and Exchange Commission. (6)

21.1     Subsidiaries of DrugMax.com, Inc. *

27.1     Financial Data Schedule (for SEC use only). *

99.1     DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan. *

*        Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3) Incorporated by reference to the Company's Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4) Incorporated by reference to the Company's Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6) Incorporated by reference to the Company's Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7) Incorporated by reference to the Company's Form 10-KSB405, filed June 29, 2000, File No. 0-24362.

(b) Reports on Form 8-K.

         During the 12 months ended March 31, 2000, the Company filed the following three (3) reports on Form 8-K.

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

Notes to Consolidated Financial Statements                                   F-9-F-20

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


As discussed in Note 13, the accompanying consolidated financial statements for the year ended March 31, 2000 have been restated.


DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
June 26, 2000
    (June 30, 2000 as to Note 13)

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

                                                                      September 8, 1998
                                                                     (date of inception)
                                                     Year Ended             through
                                                      March 31,            March 31,
                                                        2000                 1999
                                                    ------------         ------------
Revenues                                            $ 21,050,547         $     37,118

Cost of goods sold                                    20,906,771               14,496
                                                    ------------         ------------

         Gross profit                                    143,776               22,622

Selling, general and administrative expenses           2,076,653              128,858
                                                    ------------         ------------

Operating loss before other income
   and expenses                                       (1,932,877)            (106,236)
                                                    ------------         ------------

Other income (expense):
      Interest income                                    144,340                1,761
      Interest expense                                  (107,095)                  --
      Other expense                                      (93,312)                  --
                                                    ------------         ------------
Total other income (expense)                             (56,067)               1,761
                                                    ------------         ------------

Net loss                                            $ (1,988,944)        $   (104,475)
                                                    ============         ============

Basic and diluted net loss per share -
     Year ended March 31, 2000 as restated
     (see Note 13)                                  $       (.51)        $       (.08)
                                                    ============         ============

Basic and diluted weighted average
     number of common shares outstanding -
     Year ended March 31, 2000 as restated
     (see Note 13)                                     3,875,445            1,372,230
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
                                                       ============

The unaudited pro forma effect of these acquisitions on the Company's revenues, net loss and net loss per share, had the acquisitions occurred on September 8, 1998 and April 1, 1999 is as follows:


                                              FOR THE PERIOD
                                          FROM SEPTEMBER 8, 1998
                           FOR THE YEAR     (DATE OF INCEPTION)
                               ENDED              THROUGH
                          MARCH 31, 2000      MARCH 31, 1999
                          --------------  ----------------------
Revenues                    $57,726,515       $32,993,811

Net loss                     (8,104,135)       (2,042,301)

Basic and diluted net
  loss per share            $     (2.09)      $     (1.49)


NOTE 3 - RECEIVABLES, NET
-------------------------

At March 31, 2000 and 1999, accounts receivable of the Company consist of the following:

                                                        2000             1999
                                                     ----------       ----------
              Distribution                           $4,219,387       $    9,278
              Less allowance for doubtful accounts     (113,282)              --
                                                     ----------       ----------

              Total                                  $4,106,105       $    9,278
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


                                                          Net Loss
                                         Net Loss         Per Share
                                       ------------       -------
        As reported                    $ (1,988,944)      $ (0.51)
        Pro forma                      $ (2,484,319)      $ (0.64)


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

                                                      FOR THE PERIOD
                               FOR THE YEAR      FROM SEPTEMBER 8, 1998
                                  ENDED        (DATE OF INCEPTION) THROUGH
                              MARCH 31, 2000          MARCH 31, 1999
                              --------------   ---------------------------
Revenues                       $108,298,702           $80,034,293

Net loss                         (7,681,947)           (1,205,450)

Basic and diluted net
  loss per share               $      (1.98)          $      (.88)


On April 19, 2000, Desktop distributed all of its shares of VetMall to DrugMax, resulting in DrugMax then directly owning 70% of VetMall.

Subsequent to March 31, 2000, VetMall ceased selling web site subscriptions to veterinarians in order to focus its efforts on the development of its new web site.

NOTE 13 - RESTATEMENT OF 2000 CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------

Subsequent to the issuance of the 2000 consolidated financial statements, management of the Company determined that a clerical error had been made in the computation of the weighted average shares outstanding and the loss per share. Accordingly, the accompanying 2000 consolidated financial statements have been restated to correct this clerical error.

The effects of the restatement are as follows:

                                  For the Year Ended        For the Year Ended
                                     March 31, 2000           March 31, 2000
                                As Previously Reported         As Restated

Weighted average shares
  outstanding                          2,102,922                 3,875,445

Loss per share                        $     (.95)               $     (.51)

INDEPENDENT AUDITORS' REPORT


To the Stockholders
 DrugMax.com, Inc.:

We have audited the consolidated financial statements of DrugMax.com, Inc. and subsidiaries (the "Company") (formerly known as Nutriceuticals.com Corporation) as of and for the year ended March 31, 2000, and have issued our report thereon dated June 26, 2000 (June 30, 2000 as to Note 13) (included elsewhere in this Form 10-KSB/A). Our audit also included the accompanying consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
June 26, 2000

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts

              For the Year Ended March 31, 2000 and the Period from
            September 8, 1998 (date of inception) to March 31, 1999

                                                 Balance       Charged to     Charged to                       Balance
                                              Beginning of     Costs and         Other                          at End
Description                                      Period         Expenses       Accounts      Deductions        of Period
Period from September 8, 1998
   (date of inception) to March 31, 1999:
   Allowance for doubtful accounts               $    --        $     --        $    --        $     --        $     --

Year ended March 31, 2000:
   Allowance for doubtful accounts               $    --        $ 99,151        $ 14,131       $     --        $113,282

   Allowance for doubtful notes
    receivable                                   $    --        $ 16,120        $    --        $     --        $ 16,120

                                 EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------

2.1 Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2 Agreement and Plan of Reorganization between the Registrant and Eric Egnet, dated March 31, 1999. (1)

2.3 Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.4      Agreement and Plan or Reorganization between DrugMax.com, Inc., Jimmy
         L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.5 Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.6 Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

3.1      Articles of Incorporation of NuMed Surgical, Inc., filed October 18,
         1993. (1)

3.2 Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3 Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4 Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5      Articles of Amendment to Articles of Incorporation of
         Nutriceuticals.com Corporation, filed January 11, 2000. *

3.6 Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 1000. *

3.7      Amended and Restated Bylaws, dated November 11, 1999. (5)

4.1 See Exhibits 3.1 to 3.7 for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Company's Common Stock.

4.2      Specimen of Stock Certificate. *

10.1 Employment Agreement by and between Nutriceuticals.com Corporation and Stephen M. Watters, dated as of April 1, 1999. (1)

10.2 Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba, dated January 1, 2000. (7)

10.3 Employment Agreement by and between Valley Drug Company and Ronald J. Patrick, dated April, 19, 2000. *

10.4 Employment Agreement by and between Valley Drug Company and Ralph A. Blundo, dated April 19, 2000. *

10.5 Consulting Agreement by and between Nutriceuticals.com Corporation and Jugal K. Taneja, dated as of April 1, 1999. (1)

10.6 Agreement between DrugMax.com, Inc. and Purchasepro.com, Inc., dated February 15, 2000. (7)

10.7 Loan and Security Agreement in favor of Merrill Lynch Business Financial Services, Inc. from the Company dated February 15, 2000. *

10.8 Security Agreement in favor of First Community Bank of America from the Company dated March 17, 2000. *

16.1 Letter of Kirkland, Russ, Murphy & Tapp, CPA's addressed to the Securities and Exchange Commission. (6)

21.1     Subsidiaries of DrugMax.com, Inc. *

27.1     Financial Data Schedule (for SEC use only). *

99.1     DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan. *

*        Filed herewith.

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3) Incorporated by reference to the Company's Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4) Incorporated by reference to the Company's Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6) Incorporated by reference to the Company's Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7) Incorporated by reference to the Company's Form 10-KSB405, filed June 29, 2000, File No. 0-24362.