Form 10QSB
period 2000-06-30
DRUGMAX COM INC
filed 2000-08-07
CIK 921878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

                     [ ] TRANSITION REPORT UNDER SECTION 13
                          OR 15 (d) OF THE EXCHANGE ACT


                         Commission File Number 0-24362


                               DRUGMAX.COM, INC.,
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            STATE OF NEVADA                              34-1755390
            ---------------                              ----------
     (State or other Jurisdiction of                   (IRS Employer
      Incorporation or Organization)                 Identification No.)


                12505 Starkey Road, Suite A, Largo, Florida 33773
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (727) 533-0431
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of June 30, 2000, there were 6,417,754 outstanding shares of the Issuer's common stock, par value $.001 per share.

           Transitional Small Business Disclosure Formats (check one):
                                Yes [ ] No [X]

                      PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30, 2000             March 31, 2000
                                                                                   ---------------------        -------------------
                                                                                          (Unaudited)

                ASSETS

Current assets:
      Cash and cash equivalents                                                    $           4,124,356        $         6,020,129
      Accounts receivable, net                                                                 7,805,881                  4,106,105
      Inventory                                                                                8,000,307                  1,416,241
      Due from affiliates                                                                         12,899                     13,564
      Prepaid expenses and other current assets                                                  217,138                    126,542
                                                                                   ---------------------        -------------------
Total current assets                                                                          20,160,581                 11,682,581
                                                                                   ---------------------        -------------------

Property and equipment, net                                                                      770,012                    693,340
Intangible assets (primarily goodwill), net                                                   29,057,457                 26,090,635
Shareholder notes receivable                                                                     100,000                          -
Notes receivable                                                                                  37,614                     37,614
Deposits                                                                                           8,242                      9,742
                                                                                   ---------------------        -------------------
Total assets                                                                       $          50,133,906         $       38,513,912
                                                                                   =====================        ===================


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                             $           6,433,611        $         3,170,890
      Accrued expenses                                                                           532,612                    442,598
      Credit lines payable                                                                     8,222,733                  2,391,095
      Notes payable - current portion                                                            236,147                      4,872
      Due to affiliates                                                                          564,610                    511,717
                                                                                   ---------------------        -------------------
Total current liabilities                                                                     15,989,713                  6,521,172

Notes payable - long term                                                                      1,471,575                          -
                                                                                   ---------------------        -------------------
Total liabilities                                                                             17,461,288                  6,521,172
                                                                                   ---------------------        -------------------

Commitments and contingencies (Note E)

Shareholders' equity:
      Preferred stock, $.001 par value; 2,000,000 shares authorized;                                   -                          -
        no preferred shares issued or outstanding
      Common stock, $.001 par value; 24,000,000 shares authorized;                                 6,419                      6,202
        6,417,754 and 6,200,499 shares issued and outstanding
      Additional paid-in capital                                                              36,279,447                 34,079,957
      Deficit                                                                                 (3,613,248)                (2,093,419)
                                                                                   ---------------------        -------------------
Total shareholders' equity                                                                    32,672,618                 31,992,740
                                                                                   ---------------------        -------------------
Total liabilities and shareholders' equity                                         $          50,133,906        $        38,513,912
                                                                                   =====================        ===================

     See accompanying notes to condensed consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                         Three Months Ended                  Three Months Ended
                                                                            June 30, 2000                       June 30, 1999
                                                                        --------------------                ---------------------
Net revenues                                                            $         28,816,653                $              33,899

Cost of goods sold                                                                27,813,691                               14,786
                                                                        --------------------                ---------------------

Gross profit                                                                       1,002,962                               19,113


Selling, general and administrative expenses                                       2,363,190                              101,308
                                                                        --------------------                ---------------------

Operating loss before other income and expense                                    (1,360,228)                             (82,195)

Other income (expense):
     Interest income                                                                  64,355                                  335
     Interest expense                                                               (223,956)                                (589)
                                                                        --------------------                ---------------------
Total other income (expense)                                                        (159,601)                                (254)
                                                                        --------------------                ---------------------


Net loss                                                                $         (1,519,829)               $             (82,449)
                                                                        ====================                =====================


Basic and diluted net loss per share                                    $              (0.24)               $               (0.02)
                                                                        ====================                =====================

Basic and diluted weighted average number of
     common shares outstanding                                                     6,374,780                            5,351,028
                                                                        ====================                =====================


     See accompanying notes to condensed consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                          Three Months            Three Months
                                                                                             Ended                    Ended
                                                                                         June 30, 2000            June 30, 1999
                                                                                        ---------------           --------------
Cash flows from operating activities:
Net loss                                                                                $    (1,519,829)          $      (82,449)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                                   708,625                    2,500
Changes in operating assets and liabilities:
     Accounts receivable, net                                                                  (210,216)                  (9,760)
     Inventory                                                                                  106,570                   (2,860)
     Due from affiliates                                                                            665                        -
     Prepaid expenses and other current assets                                                  (68,600)                 (25,399)
     Shareholder notes receivable                                                                70,000                        -
     Deposits                                                                                     1,500                      180
     Accounts payable                                                                          (697,834)                 (17,572)
     Accrued expenses                                                                           (90,878)                  42,973
                                                                                        ---------------           --------------
Net cash used in operating activities                                                        (1,699,997)                 (92,387)


Cash flows from investing activities:
       Purchases of property and equipment                                                      (62,451)                       -
       Increase in intangible assets                                                             (2,038)                       -
       Cash paid for acquisitions, net                                                       (1,757,481)                       -
                                                                                        ---------------           --------------
Net cash used in investing activities                                                        (1,821,970)                       -


Cash flows from financing activities:
      Net change under revolving line of credit agreements                                    1,617,638                        -
      Payments of long-term obligations                                                         (44,337)                       -
      Proceeds from related party obligation                                                          -                   50,000
      Proceeds from affiliates                                                                   52,893                        -
                                                                                        ---------------           --------------
Net cash provided by financing activities                                                     1,626,194                   50,000
                                                                                        ---------------           --------------


Net decrease in cash and cash equivalents                                                    (1,895,773)                 (42,387)


Cash and cash equivalents at beginning of period                                              6,020,129                   56,986
                                                                                        ---------------           --------------

Cash and cash equivalents at end of period                                              $     4,124,356           $       14,599
                                                                                        ===============           ==============

Supplemental disclosure of cash flow information:

 Cash paid during period for interest                                                   $       234,464           $            -
                                                                                        ===============           ==============
 Cash paid for income taxes                                                             $             -           $            -
                                                                                        ===============           ==============
  Issuance of 217,255  shares of  common stock                                          $     2,199,707           $            -
     for the acquisition of Valley                                                      ===============           ==============


     See accompanying notes to condensed consolidated financial statements.

DrugMax.com, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)


For the Three Months Ended June 30, 2000 and 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of DrugMax.com, Inc. and its subsidiaries, Discount Rx, Inc., Valley Drug Company, Desktop Corporation, and VetMall, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

         In March 2000 Becan Distributors, Inc., the Company's wholly owned subsidiary, was merged into the Company. All Becan financial activity has been included as a division of the Company.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB/A for the year ended March 31, 2000.

NOTE B - RECENTLY ISSUED AUTHORITATIVE GUIDANCE

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB101 did not have a material impact on its June 30, 2000 condensed consolidated financial statements.

NOTE C - ACQUISITIONS

         On April 19, 2000, DrugMax Acquisition Corporation ("Buyer"), a wholly owned subsidiary of the Company, Valley Drug Company ("Valley"), Ronald J. Patrick ("Patrick") and Ralph A. Blundo ("Blundo" and together with Patrick, the "Sellers") signed a Merger Purchase Agreement (the "Agreement"). In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company's common stock and cash in the amount of $1.7 million. The Sellers were granted the right to include their shares in any registration filed by the Company until such time as their shares of the Company may be sold pursuant to Rule 144 of the General Rules and Regulations promulgated under the Securities Act of 1933, as amended. In addition, the Sellers deposited 22,666 shares of the Company's common stock with an escrow agent (the "Holdback Shares"). Based on audited financial statements of Valley as of April 19, 2000, the stockholders' equity amounted to $400,667 which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares will be returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly $3,557,023 of goodwill was recorded. The goodwill will be amortized over fifteen (15) years.

         The results of operations of Valley are included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities (net of cash received of $502) in the above business combination:

         Accounts receivable                      $  3,478,637
         Inventory                                   6,690,636
         Property and equipment                         67,146
         Other assets                                  266,380
         Goodwill                                    3,557,023
         Assumption of liabilities                 (10,102,634)
                                                  ------------
         Net value of purchased assets               3,957,188
         Fair value of common stock issued           2,199,707
                                                  ------------
         Cash paid for acquisitions               $  1,757,481
                                                  ============


         The unaudited pro forma effect of the Valley acquisition on the Company's revenues, net loss and net loss per share, had the acquisition occurred on April 1, 1999 is as follows:

                                             For the Three    For the Three
                                             Months  Ended    Months Ended
                                             June 30, 2000    June 30, 1999
                                             -------------    -------------

         Revenues                             $31,633,652      $12,676,946
         Net loss                               1,486,171           80,580
         Basic and diluted net loss per share       ($.23)           ($.02)

NOTE D - INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the consolidated financial statements and as measured by the provisions of enacted tax laws.

         The Company has a gross deferred tax asset as of June 30, 2000, which represents the potential future tax benefit associated with its operating losses to date. Management has evaluated the available evidence regarding the future taxable income and other possible sources of realization of deferred tax assets. A 100 percent valuation has been established by management against the gross deferred tax asset, as it is more likely than not the deferred tax asset will not be realized.

         The Company continually reviews the adequacy of the valuation allowance and will recognize deferred tax asset benefits only as a reassessment indicates that it is more likely than not that the benefits will be realized. The Company will recognize a deferred tax asset only when such reassessments indicate that the benefits will be realizable.

NOTE E - COMMITMENTS AND CONTINGENCIES

         In conjunction with the Valley acquisition, the Company agreed to become an additional guarantor of the outstanding bank indebtedness of Valley. As of June 30, 2000, Valley maintains a revolving line of credit and a term loan with National City Bank with a combined outstanding balance of approximately $6,075,000. The revolving line of credit and term loan are also personally guaranteed by the former owners of Valley.

NOTE F - SEGMENT INFORMATION

         During the three months ended June 30, 2000, the Company operated two industry segments: wholesale distribution and computer software development. The Company operated only in the wholesale distribution segment through March 20, 2000. The following table reports financial data that management uses in its business segment analysis.


         There were no inter-segment sales or transfers during the first three months of fiscal year 2000 or 1999. Operating loss by business segment excludes interest income, interest expense, and other income and expenses.

         Summarized financial information by business segment is as follows:


                                                  For the Three   For the Three
                                                   Months Ended    Months Ended
                                                  June 30, 2000   June 30, 1999
                                                  -------------   -------------
   Revenue from external customers
            Distribution...........................$28,718,856     $    33,899
            Software Development...................     97,797           -
                                                   -----------     -----------
                     Total.........................$28,816,653     $    33,899
                                                   ===========     ===========

   Segment loss from operations
            Distribution...........................$    841,257    $     82,195
            Software Development...................     518,971           -
                                                    -----------     -----------
                     Total.........................$  1,360,228    $     82,195
                                                    ===========     ===========


                                                  June 30, 2000  March 31, 2000
                                                  -------------  --------------
   Assets
            Distribution...........................$ 50,060,809     $38,408,017
            Software Development...................      73,097         105,895
                                                   -------------     -----------
                     Total.........................$ 50,133,906     $38,513,912
                                                   =============     ===========

NOTE G - SUBSEQUENT EVENTS

         In July 2000, the Company obtained a loan commitment from Mellon Business Credit. Terms of the financing arrangement provide for a $15,000,000 asset based line of credit and a $2,000,000 term loan. Repayment terms, collateral accessibility and interest rates are considered comparable to current market conditions. The proceeds will be used to satisfy the National City Bank, Merrill Lynch and First Community Bank indebtedness, and for additional working capital. As of June 30, 2000, the outstanding principal balances were approximately $6,075,000, $2,922,000, and $934,000, respectively.

NOTE H - LOSS PER SHARE

         Basic and diluted net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

   The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented elsewhere in this Form 10-QSB.

         This report contains forward-looking statements, which are not historical facts and pertain to future operating results of the Company. These forward-looking statements are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plan, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipate," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the results discussed in these forward-looking statements for the reasons, among others, discussed under the heading "Risk Factors" included in the Company's 2000 Annual Report on Form 10-KSB40/A filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Overview

         The Company derives its revenues from traditional and online sales of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. Revenues are recognized as goods are shipped or when services are provided to the customer, net of discounts, allowances, returns and credits.

         Cost of goods sold is comprised of product and service costs. Selling, general and administrative costs include various administrative, sales and marketing and other indirect operating costs.

         In March 1999, the Company acquired Nutriceuticals.com Corporation ("Nutriceuticals"), a newly formed corporation which was organized for the purpose of engaging in the retailing of vitamins, nutritional supplements and other natural products over the Internet. In November 1999, the Company acquired Becan Distributors, Inc. ("Becan"), a company engaged in the traditional, wholesale distribution of pharmaceuticals, over-the-counter drugs, and health and beauty care products. With the acquisition of Becan, the Company changed its primary focus from that of an online business-to-consumer retailer of vitamins, etc., to that of an online business-to-business wholesale distributor of pharmaceuticals, over-the-counter drugs, health and beauty aids, and nutritional supplements. In March 2000, the Company acquired Desktop Corporation ("Desktop") and VetMall, LLC ("VetMall"). Desktop is an internet e-commerce solutions provider specializing in the design, development and delivery of technology solutions by providing custom programming services and web hosting services. VetMall is an internet-based consumer pet care product sales distributor. In April 2000, the Company acquired Valley Drug Company ("Valley"), which is engaged in traditional, wholesale distribution operations similar to Becan's operations. The acquisition was accounted for under the purchase method of accounting. The results of operations of the Company for the three months ended June 30, 2000 include the results of operations of Valley from April 19, 2000 through June 30, 2000. While the Company's online distribution business is growing, it continues to operate primarily as a traditional distribution company.

         Just before the acquisition of Nutriceuticals, the Company had no operations or assets, and whereas Nutriceuticals was a start-up company, the Company's revenues were nominal and its operations were limited during the quarter ended June 30, 1999. Becan on the other hand, had net revenues of $31.1 million and $26.5 million for its fiscal year ended March 31, 1999 and for its six months ended September 30, 1999, respectively. Additionally, Valley had net revenues of $50.6 million for its fiscal year ended December 31, 1999. As a result of the Company's acquisitions and the resulting disparity in assets and operations from last year to the present, the Company's management believes that comparisons of the quarterly periods ending June 30, 2000 and 1999 may not be comparable and should be read in conjunction with the annual report on Form 10KSB/A and subsequent filings on Form 8-K with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2000 and 1999

         Revenues. The Company had revenues of $28,816,653 for the three months ended June 30, 2000, as compared to $33,899 for the three months ended June 30, 1999. The increase is attributable to the acquisitions of Becan and Discount in November 1999, Desktop and VetMall in March 2000, and Valley in April 2000, as well as additional organic growth within each respective acquired operation.

         Gross Profit. The Company had gross profit of $1,002,962 for the three months ended June 30, 2000, as comapred to $19,113 for the three months ended June 30, 1999. The increase is attributable to the acquisitions of Becan and Discount in November 1999, Desktop and VetMall in March 2000 and Valley in April 2000. Gross margin for the three-month period ended June 30, 2000 was 3.48% as compared to 56.4% for the same period ended June 30, 1999. The decline in gross margin is attributable to the variety of product offerings contributing varying degrees of profit margins from sales generated at Becan, Discount, Desktop, VetMall and Valley.

         Selling, general and administrative expenses. The Company had selling, general and administrative expenses of $2,363,190 for the three months ended June 30, 2000, as compared to $101,308 for the three months ended June 30, 1999. The increase was primarily due to additional advertising and promotional expenses, increased payroll, and amortization of goodwill associated with the acquisitions of Becan, Desktop, VetMall and Valley.

         Interest expense. Interest expense was $223,956 for the three months ended June 30, 2000, as compared to $589 for the three months ended June 30, 1999. The increase was a result of borrowings under the Company's credit facilities for the financing of additional working capital needs associated with the acquisition of Valley, and to a greater extent, the outstanding debt associated with Valley.

         The Company has no income tax provision for the periods presented due to its net operating losses. These net operating losses may be carried forward for up to 15 years to offset future taxable income.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

         The Company has financed its operations through proceeds received from a public offering in November 1999. The Company has working capital of $4,170,868 at June 30, 2000, and cash and cash equivalents of $4,124,356 at June 30, 2000. The Company estimates that it will need the proceeds from its public offering for on-going Web site development, marketing, promotions, and for general working capital purposes over the next twelve months.

         Net cash used in operating activities was $1,699,997 for the three months ended June 30, 2000. The usage of cash is primarily attributable to the net operating loss as well as an increase in accounts receivable as a result of increased sales associated with the Becan and Valley acquisitions, an increase in prepaid expenses and other current assets and decreases in accounts payable and accrued expenses, partially offset by decreases in inventory and stockholder notes receivable.


         Net cash used in investing activities was $1,821,970 representing purchases of property and equipment, an increase in intangible assets and cash paid for the acquisition of Valley.

         Net cash provided by financing activities was $1,626,194 representing the net change in revolving line of credit agreements and an increase in proceeds from affiliates, partially offset by repayments of long-term obligations.

         On March 17, 2000, the Company signed a $1,000,000 line of credit agreement with First Community Bank of America. The total balance outstanding on this line of credit is approximately $934,000 as of June 30, 2000. Terms of the agreement provide for interest to be charged at 1% over the rate of interest (6.3% as of June 30, 2000) paid on the Company's $1,000,000 certificate of deposit used to collateralize the loan facility. The balance on the line of credit becomes due on October 1, 2000. Additionally, in March 2000, the Company entered into a line of credit with Merrill Lynch. The line of credit enables the Company to borrow a maximum of $5,000,000 with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). As of June 30, 2000 the outstanding principal on the note was approximately $2,922,000 and approximately $1,589,000 was available for borrowing. Terms of the agreement provide for interest to be charged at the rate of 30-day commercial paper, plus 2.5% (9.10% as of June 30, 2000.) The Merrill Lynch line of credit expires February 28, 2001, and is subject to renewal annually thereafter subject to approval of Merrill Lynch.

         As part of the acquisition of Valley, the Company agreed to become an additional guarantor of the outstanding bank indebtedness of Valley. As of June 30, 2000, Valley maintains a revolving line of credit and a term loan with National City Bank with a combined outstanding balance of approximately $6,075,000.

         The Company has obtained from Mellon Business Credit ("Mellon") a commitment for a new line of credit and a $2,000,000 term loan to refinance the existing bank indebtedness and to provide additional working capital for the Company. The new line of credit will enable the Company to borrow a maximum of $15,000,000, with borrowings limited to 85% of eligible accounts receivable and 65% of inventory. Under the terms of the commitments, the term loan is payable over a 36 month period with interest at .75% per annum over the base rate, which is the higher of the Mellon's prime rate or the effective federal fund rate plus
 .50% per annum. The revolving credit facility will bear interest at a floating rate of .25% per annum above the base rate as defined above. The proceeds will be used to repay First Community Bank of America, Merrill Lynch Financial, and National City Bank, aggregating approximately $9,931,000 as of June 30, 2000.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

Item 5. OTHER INFORMATION.

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following exhibits are filed with this report:

2.1 Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2 Agreement and Plan of Reorganization between the Registrant and Eric Egnet dated March 31, 1999. (1)

2.3 Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.4      Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy
         L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

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

3.2 Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3 Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4 Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5      Articles of Amendment to Articles of Incorporation of
         Nutriceuticals.com Corporation, filed January 11, 2000. (8)

3.6 Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

3.7      Amended and Restated Bylaws, dated November 11, 1999. (5)

4.1 See Exhibits 3.1 to 3.7 for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Company's Common Stock.

4.2      Specimen of Stock Certificate. (8)

10.1 Employment Agreement by and between Nutriceuticals.com Corporation and Stephen M. Watters dated as of April 1, 1999. (1)

10.2 Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000. (7)

10.3 Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000. (8)

10.4 Employment Agreement by and between Valley Drug Company and Ralph A. Blundo dated April 19, 2000. (8)

10.5 Consulting Agreement by and between Nutriceuticals.com Corporation and Jugal K. Taneja, dated as of April 1, 1999. (1)

10.6 Agreement between DrugMax.com, Inc. and Purchasepro.com, Inc., dated February 15, 2000. (7)

10.7 Loan and Security Agreement in favor of Merrill Lynch Business Financial Services, Inc. from the Company dated February 15, 2000. (8)

10.8 Security Agreement in favor of First Community Bank of America from the Company dated March 17, 2000. (8)

27.1     Financial Data Schedule (for SEC use only). *

99.1     DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan.
         (8)
--------------------------------
Filed herewith. *

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

(3) Incorporated by reference to the Company's Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4) Incorporated by reference to the Company's Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6) Incorporated by reference to the Company's Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7) Incorporated by reference to the Company's Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8) Incorporated by reference to the Company's Form 10-KSB, filed July 14, 2000, File No. 0-24362.

(b)  Reports on Form 8-K.

         During the three months ended June 30, 2000, the Company filed the following four (4) reports on Form 8-K.

         Form 8-K dated April 6, 2000, with respect to the Company's March 20, 2000 acquisition of Desktop Corporation and VetMall, LLC.

         Form 8-K dated April 19, 2000, with respect to the Company's April 19, 2000 acquisition of Valley Drug Company.

         Form 8-K/A dated June 29, 2000, with respect to the Company's March 20, 2000 acquisition of Desktop Corporation and VetMall, LLC.

         Form 8-K/A dated July 3, 2000, with respect to the Company's April 19, 2000 acquisition of Valley Drug Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DrugMax.com, Inc.


Date: August 7, 2000                            By  /s/ William L. LaGamba
                                                    ---------------------------
                                                        William L. LaGamba
                                                        Chief Executive Officer
                                                        and Director


Date: August 7, 2000                            By: /s/ Ronald J. Patrick
                                                    ---------------------------
                                                        Ronald J. Patrick,
                                                        Chief Financial Officer