Form 10QSB
period 2000-09-30
DRUGMAX COM INC
filed 2000-11-14
CIK 921878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

                   [X] QUARTERLY REPORT UNDER SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

                    [_] TRANSITION REPORT UNDER SECTION 13
                         OR 15 (d) OF THE EXCHANGE ACT

                For the transition period from ______ to ______

                        Commission File Number 1-15445

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

                                (727) 533-0431
                                 -------------
               (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of September 30, 2000, there were 6,417,754 outstanding shares of the Issuer's common stock, par value $.001 per share.

          Transitional Small Business Disclosure Formats (check one):
                            Yes [_]       No [X]

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30, 2000         March 31, 2000
                                                                       ----------------------   ----------------------
                            ASSETS

Current assets:
   Cash and cash equivalents                                              $      5,475,136         $      6,020,129
   Accounts receivable, net of allowance for doubtful accounts
      of $472,870 and $113,282                                                  10,399,412                4,106,105
   Inventory                                                                     9,262,283                1,416,241
   Due from affiliates                                                              50,349                   13,564
   Prepaid expenses and other current assets                                       409,377                  126,542
                                                                       ----------------------   ----------------------

Total current assets                                                            25,596,557               11,682,581

Property and equipment, net                                                        719,422                  693,340
Intangible assets (primarily goodwill), net                                     28,432,960               26,090,635
Stockholder notes receivable                                                       100,000                        -
Notes receivable                                                                         -                   37,614
Deposits                                                                             8,242                    9,742
                                                                       ----------------------   ----------------------

Total assets                                                              $     54,857,181         $     38,513,912
                                                                       ======================   ======================

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $     12,326,942         $      3,170,890
   Accrued expenses                                                                496,688                  442,598
   Credit lines payable                                                          7,828,668                2,391,095
   Notes payable - current portion                                                 236,147                    4,872
   Due to affiliates                                                               529,370                  511,717
                                                                       ----------------------   ----------------------

Total current liabilities                                                       21,417,815                6,521,172

Notes payable - long term                                                        1,394,358                        -
                                                                       ----------------------   ----------------------

Total liabilities                                                               22,812,173                6,521,172
                                                                       ----------------------   ----------------------
Stockholders' equity:
   Preferred stock, $.001 par value; 2,000,000 shares authorized;
     no preferred shares issued or outstanding                                           -                        -
   Common stock, $.001 par value; 24,000,000 shares authorized;
     6,417,754 and 6,200,499 shares issued and outstanding                           6,419                    6,202
   Additional paid-in capital                                                   36,279,447               34,079,957
   Accumulated deficit                                                          (4,240,858)              (2,093,419)
                                                                       ----------------------   ----------------------

Total stockholders' equity                                                      32,045,008               31,992,740
                                                                       ----------------------   ----------------------

Total liabilities and stockholders' equity                                $     54,857,181         $     38,513,912
                                                                       ======================   ======================

See accompanying notes to unaudited condensed consolidated financial statements.

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Three Months Ended  For the Three Months Ended   For the Six Months Ended  For the Six Months Ended
                            September 30, 2000          September 30, 1999          September 30, 2000         September 30, 1999
                       ---------------------------------------------------------------------------------- --------------------------
Net revenues                $       38,827,714          $           16,799          $       67,862,991         $           50,697

Cost of goods sold                  37,463,122                      11,804                  65,495,437                     26,590
                            ------------------          ------------------          ------------------         ------------------

Gross profit                         1,364,592                       4,995                   2,367,554                     24,107


Selling, general and
 administrative
 expenses                            1,819,256                     168,810                   4,182,445                    270,117
                            ------------------          ------------------          ------------------         ------------------

Operating loss                        (454,664)                   (163,815)                 (1,814,891)                  (246,010)
                            ------------------          ------------------          ------------------         ------------------

Other income (expense):
   Interest income                      74,689                         224                     139,043                        559
   Other Income                             20                         360                          20                        360
   Interest expense                   (247,655)                     (3,827)                   (471,611)                    (4,417)
                            ------------------          ------------------          ------------------         ------------------
Total other expense                   (172,946)                     (3,243)                   (332,548)                    (3,498)
                            ------------------          ------------------          ------------------         ------------------

Net loss                    $         (627,610)         $         (167,058)         $       (2,147,439)        $         (249,508)
                            ==================          ==================          ==================         ==================

     Basic and diluted loss
     per share              $            (0.10)         $            (0.06)                      (0.34)                     (0.09)
                            ==================          ==================          ==================         ==================

     Basic and diluted
      weighted average
      number of common
      shares outstanding             6,417,754                   2,687,794                   6,396,385                  2,681,496
                            ==================          ==================          ==================         ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Six Months       For the Six Months
                                                                                            Ended                    Ended
                                                                                     September 30, 2000       September 30, 1999
                                                                                   -----------------------  -----------------------
Cash flows from operating activities:
Net loss                                                                           $           (2,147,439)  $             (249,508)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization                                                                   1,433,279                    6,648
Changes in operating assets and liabilities net of effects from purchase of
 Valley Drug Company:
               Accounts receivable, net                                                        (2,814,670)                  (1,572)
               Inventory                                                                       (1,155,406)                  (6,989)
               Due from affiliates                                                                (36,785)                       -
               Prepaid expenses and other current assets                                         (249,917)                (197,927)
               Shareholder notes receivable                                                        70,000                        -
               Notes receivable                                                                    37,615                        -
               Deposits                                                                             1,500                      180
               Accounts payable                                                                 5,195,498                   62,719
               Accrued expenses                                                                  (126,802)                 112,770
                                                                                   -----------------------  -----------------------
Net cash provided by (used in) operating activities                                               206,873                 (273,679)


Cash flows from investing activities:
             Purchases of property and equipment                                                  (63,895)                       -
             Increase in intangible assets                                                        (50,163)                       -
             Cash paid for acquisitions, net                                                   (1,757,481)                       -
                                                                                   -----------------------  -----------------------
Net cash used in investing activities                                                          (1,871,539)                       -


Cash flows from financing activities:
          Net change under revolving line of credit agreements                                  1,223,573                        -
          Payments of long-term obligations                                                      (121,553)                       -
          Repayment of principal on note payable                                                        -                   (2,277)
          Proceeds from related party obligation                                                        -                  200,000
          Proceeds from issuance of note payable                                                        -                   23,603
          Proceeds from affiliates                                                                 17,653                        -
                                                                                   -----------------------  -----------------------
Net cash provided by financing activities                                                       1,119,673                  221,326
                                                                                   -----------------------  -----------------------

Net decrease in cash and cash equivalents                                                        (544,993)                 (52,353)


Cash and cash equivalents at beginning of period                                                6,020,129                   56,986
                                                                                   -----------------------  -----------------------

Cash and cash equivalents at end of period                                         $            5,475,136   $                4,633
                                                                                   =======================  =======================
Supplemental disclosures of cash flow information:

   Cash paid during period for interest                                            $              482,119   $                 189
                                                                                   =======================  =======================
   Cash paid for income taxes                                                      $                    -   $                   -
                                                                                   =======================  =======================

Supplemental schedule of non-cash investing and financing activities:
DrugMax.com, Inc. purchased all of the capital stock of Valley Drug
Company for $1,757,481 in cash plus 217,255 shares of its common stock.
In conjunction with the acquisition, liabilities were assumed as follows:
          Fair value of assets acquired                                            $           14,059,822
          Cash and stock issued for Valley capital stock                                        3,957,188
                                                                                   ----------------------
          Liabilities Assumed                                                      $           10,102,634
                                                                                   ======================

See accompanying notes to unaudited condensed consolidated financial statements

DrugMax.com, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements



For the Three-and Six-Month Periods Ended September 30, 2000 and 1999.

NOTE A-BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of DrugMax.com, Inc. and its wholly-owned subsidiaries: Discount Rx, Inc., Valley Drug Company, Desktop Corporation and its subsidiary Desktop Ventures, Inc, and Desktop Media Group, Inc.; and its 70% owned subsidiary VetMall, Inc. (collectively referred to as the "Company"). All intercompany balances and transactions have been eliminated.

     In March 2000, Becan Distributors, Inc., the Company's wholly owned subsidiary, was merged into the Company. All Becan financial activity has been included as a division of the Company.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB/A as of and for the year ended March 31, 2000, and as of and for the period September 8, 1998 through March 31, 1999.

NOTE B - RECENTLY ISSUED AUTHORITATIVE GUIDANCE

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its September 30, 2000, condensed consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities.", which will be effective for the Company on April 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 as amended by SFAS 137 and 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

NOTE C - ACQUISITIONS

     In November 1999, the Company acquired all of the outstanding shares of common stock of Becan Distributors, Inc. ("Becan"), a wholesale distributor primarily of pharmaceutical products and, to a lesser extent, over-the-counter drugs and health and beauty care products. Becan had net revenues of approximately $31.1 million and $26.5 million for its fiscal year ended March 31, 1999, and for its six months ended September 30, 1999, respectively. Results of operations for the fiscal year ended March 31, 2000, include the results of operations of Becan from November 26, 1999, through March 31, 2000.

     In March 2000, the Company acquired Desktop Corporation ("Desktop") and a 70% interest in VetMall, Inc. ("VetMall"). Desktop is an Internet e-commerce solutions provider specializing in the design, development and delivery of technology solutions by providing custom programming services and web hosting services. VetMall is an e-commerce pet care product sales distributor. Desktop had revenues and a net loss for the year ended March 31, 2000, of $2.4 million and ($1.9) million, respectively. Results of operations for the fiscal year ended March 31, 2000, include the results of operations of Desktop and VetMall from March 20, 2000 through March 31, 2000.

     On April 19, 2000, DrugMax Acquisition Corporation ("Buyer"), a wholly owned subsidiary of the Company, Valley Drug Company ("Valley"), Ronald J. Patrick ("Patrick") and Ralph A. Blundo ("Blundo" and together with Patrick, the "Sellers") signed a Merger Purchase Agreement (the "Agreement"). In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company's common stock and cash in the amount of $1.7 million. The Sellers were granted the right to include their shares in any registration filed by the Company until such time as their shares of the Company may be sold pursuant to Rule 144 of the General Rules and Regulations promulgated under the Securities Act of 1933, as amended. In addition, the Sellers deposited 22,666 shares of the Company's common stock with an escrow agent (the "Holdback Shares"). Based on audited financial statements of Valley as of April 19, 2000, the stockholders' equity amounted to $400,667 which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares will be returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly $3.6 million of goodwill was recorded. The goodwill will be amortized over fifteen (15) years.

     The results of operations of Valley are included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities (net of cash received of $502) in the above business combination:

          Accounts receivable                            $   3,478,637
          Inventory                                          6,690,636
          Property and equipment                                67,146
          Other assets                                         266,380
          Goodwill                                           3,557,023
          Assumption of liabilities                        (10,102,634)
                                                        --------------
          Net value of purchased assets                      3,957,188
          Fair value of common stock issued                  2,199,707
                                                        --------------
          Cash paid for acquisitions                     $   1,757,481
                                                        ==============

     The unaudited pro forma effects of the acquisitions of Becan, Valley, Desktop and VetMall on the Company's revenues, net (loss) income and net (loss) income per share, had the acquisitions occurred on April 1, 1999 are as follows:

                                                            For the Six          For the Six
                                                           Months Ended          Months Ended
                                                           September 30,        September 30,
                                                               2000                  1999
                                                         -----------------     ----------------
          Revenues                                        $     70,679,990       $   52,039,842
          Net (loss) income                                     (2,285,667)             294,455
          Basic and diluted net (loss) income per share              ($.36)                $.06

NOTE D - IMPAIRMENT OF LONG-LIVED ASSETS

     As events and circumstances change, the Company evaluates the recoverability of the net carrying value of its property and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings.

NOTE E - INCOME TAXES

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

     The Company has a gross deferred tax asset as of September 30, 2000, which represents the potential future tax benefit associated with its operating losses to date. Management has evaluated the available evidence regarding the Company's future taxable income and other possible sources of realization of deferred tax assets. As a result of the evaluation, a 100 percent valuation allowance has been established by management against the gross deferred tax asset, as it is more likely than not that the deferred tax asset will not be realized. The Company continually reviews the adequacy of the valuation allowance and will recognize deferred tax asset benefits only when a reassessment indicates that it is more likely than not that the benefits will be realized.

NOTE F - COMMITMENTS AND CONTINGENCIES

     On February 15, 2000, the Company entered into an Agreement with Purchasepro.com, Inc. ("PPRO") wherein PPRO will design and develop a "sell-side" private e-marketplace labeled to include the marks and logos of the Company and powered by PPRO. The custom e-marketplace will be utilized within the Company's web site. PPRO's development and unlimited buyer license fee for private e-marketplace will be issued in the form of 200,000 of the Company's warrants and revenue sharing will take place on transactions and subscriptions resulting from the Company's marketplace. The warrants shall be exercisable, in whole or in part, during the term commencing on the date of project completion (the "Initial Exercise Date"), and ending at 5:00 p.m., Pacific Standard Time, six months after the date of completion (the "Exercise Period"), and shall be void thereafter. In consideration for the hosting, archiving, maintenance and recurring customization of the private e-marketplace, the Company will guarantee PPRO at least $80,000 in annual transaction revenue. The Company plans to use the sell-side e-marketplace to primarily sell pharmaceuticals and health supplements as well as the value added services from PPRO's preferred providers.

     On April 19, 2000, in conjunction with the Valley acquisition, the Company agreed to become an additional guarantor of the outstanding bank indebtedness of Valley. As of September 30, 2000, Valley maintains a revolving line of credit and a term loan with National City Bank with a combined outstanding balance of approximately $5,682,500. The revolving line of credit and term loan are also personally guaranteed by the former owners of Valley. In October 2000, the line of credit and term loan with National City Bank were paid in full with the proceeds from the Mellon Bank, N.A. refinancing (See Subsequent Events Footnote).

     On July 7, 2000, the Company entered into a consulting agreement with Marc Mazur Consulting, Inc. ("Mazur"). Upon satisfaction by Mazur of its obligations under the agreement, the Company will grant to Mazur warrants to purchase 200,000 shares of the Company's common stock with an exercise price of $10.00 per share. Upon issuance, these warrants will be immediately exercisable.

     On August 10, 2000, the Company entered into a Consulting Agreement with Stephen M. Watters ("Watters") for an annual fee of $100,000, payable monthly, for a term of thirty-six months, terminating August 10, 2003. The Consulting Agreement terminates the Employment Agreement by and between the Company and Watters dated April 15, 1999.

     On September 13, 2000, the Company entered into a letter of intent to purchase substantially all of the assets of Penner & Welsch, Inc. ("P&W"), a wholesale distributor of pharmaceuticals, over-the-counter products and health and beauty care products, headquartered near New Orleans, Louisiana. Also on that date, P&W filed a voluntary petition for Chapter 11 relief under the United States Bankruptcy Code. The case is pending in the United States Bankruptcy Court for the Eastern District of Louisiana. Pursuant to the letter of intent, the Company will work with P&W, on an exclusive basis, to formulate a bankruptcy reorganization plan, pursuant to which the Company offered to purchase, for $750,000 worth of restricted DrugMax common stock, all of P&W's assets and/or equity, without its liabilities, while keeping P&W's customers in continuous service. While the Company expects that any plan of reorganization filed by P&W will conform with the terms of the Company's letter of intent, it can not guarantee that when filed, such plan of reorganization will in fact conform to the terms of the Company's letter of intent, nor can the Company guarantee that the Bankruptcy Court will confirm a bankruptcy reorganization plan that is acceptable to the Company or that the Bankruptcy Court will approve the transactions contemplated by the letter of intent. In addition, even if the contemplated transactions are completed, the Company can not guarantee that it will successfully assimilate the additional personnel, operations, acquired technology and products of P&W into the Company's business, or retain key personnel and customers.

     In addition, on September 13, 2000, the Company entered into a management agreement with P&W, pursuant to which it will manage the day-to-day operations of P&W, in exchange for a management fee equal to a percentage of the gross revenues of P&W each month. Also on September 13, 2000, the Company entered into a financing and security agreement with P&W, pursuant to which the Company agreed to provide P&W with a secured revolving line of credit for the sole purpose of purchasing inventory from the Company, up to an aggregate amount of $2.5 million as may be requested by P&W and as may be allowed by the Company in its sole discretion. The line of credit is secured by a second lien on substantially all of the assets of P&W, second only to P&W's primary banking facility, as well as real estate owned by an affiliate of P&W. On October 31, 2000, the Bankruptcy Court entered a final order approving the management agreement and financing and security agreement.

NOTE G - SEGMENT INFORMATION

     The Company is organized into two strategic business units which have separate management teams and infrastructures that offer different products and services. Each segment requires different employee skills, technology, and marketing strategies. The wholesale distribution segment includes traditional wholesale, as well as internet-based distribution operations. The computer software development segment includes the design, development and delivery of technology solutions through custom programming services and web hosting services. The Company evaluates the performance of each segment based upon profit or loss from operations before income taxes and non-recurring gains or losses.

     There has been no change in the basis of segmentation or in the measurement of segment losses since the Company's last annual report on Form 10-KSB/A.

     Summarized financial information by business segment is as follows:

                                            For the Three         For the Three         For the Six           For the Six
                                            Months Ended          Months Ended          Months Ended          Months Ended
                                            September 30, 2000    September 30, 1999    September 30, 2000    September 30, 1999
                                            ------------------    ------------------    ------------------    ------------------
Revenues from external customers
         Distribution                       $   38,701,038        $       16,799        $   67,638,518        $       50,697
         Software Development                      126,676                    --               224,473                    --
                                            --------------        --------------        --------------        --------------
                  Total                     $   38,827,714        $       16,799        $   67,862,991        $       50,697
                                            ==============        ==============        ==============        ==============

Segment loss from operations
         Distribution                       $     (448,745)       $     (163,815)       $   (1,290,001)       $     (246,010)
         Software Development                       (5,919)                   --              (524,890)                   --
                                            --------------        --------------        --------------        --------------
                  Total                     $     (454,664)       $     (163,815)       $   (1,814,891)       $     (246,010)
                                            ==============        ==============        ==============        ==============


                                            September 30, 2000    March 31, 2000
                                            ------------------    --------------
Assets
         Distribution                       $   54,687,538        $   38,408,017
         Software Development                      169,643               105,895
                                            --------------        --------------
                  Total                     $   54,857,181        $   38,513,912
                                            ==============       ===============

     There were no inter-segment sales or transfers during either the three-or six-month periods ended September 30, 2000 or 1999. Operating loss by business segment excludes interest income, interest expense, and other income and expenses.

NOTE H - SIGNIFICANT EVENTS

     In August 2000, the Company established its online trade exchange, DrugMaxTrading.com, which offers one of the first business-to-business online trade exchanges for pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements dedicated exclusively to manufacturers, distributors, wholesalers and retailers in the pharmaceutical and over-the-counter product markets. DrugMaxTrading.com allows the Company's trade exchange members to lower their overall costs of doing business while providing them with wider market access and competitively priced products. Capitalizing on the efficiencies of the Internet and its strategic alliances, DrugMaxTrading.com aggregates a variety of product and market participant information, and, in doing so, facilitates the execution of mutually beneficial online transactions among trade exchange members in an open-market format. The DrugMaxTrading.com web site, though complete, was not yet processing business as of September 30, 2000.

     On or about September 19, 2000, the Company informed the selling shareholders of Desktop that 20,000 shares held under escrow, pursuant to the acquisition agreement, would not be released as contemplated in the initial purchase price. Upon final receipt of these shares from the escrow agent, management anticipates reducing the purchased goodwill by approximately $329,000.

NOTE I - SUBSEQUENT EVENTS


     In October 2000, the Company obtained from Mellon Bank, N.A. ("Mellon") a line of credit and a $2 million term loan to refinance its prior bank indebtedness and to provide additional working capital and for other general corporate purposes. The new line of credit enables the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The term loan is payable in monthly principal installments of $55,556 commencing on December 1, 2000, and in one final payment of the remaining principal balance plus all accrued and unpaid interest thereon on October 24, 2003. The term loan bears interest, payable monthly, at 0.75% per annum over the base rate, which is the higher of Mellon's prime rate or the effective federal funds rate plus 0.50% per annum. The revolving credit facility will bear interest at the floating rate of 0.25% per annum above the base rate. After the Company delivers its audited financial statements for the fiscal year ending March 31, 2001 to Mellon, the applicable margin over the base rate may change on an annual basis depending on the ratio of funded debt to EBITDA. At the Company's option, it may instead pay interest at a LIBOR rate plus an applicable margin, which also varies on the ratio of funded debt to EBITDA. On October 27, 2000, proceeds were used to repay the Merrill Lynch Financial and National City Bank credit facilities, aggregating approximately $8.9 million, and approximately $5.5 million was available for borrowing.

     On November 1, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 2,000,000 shares of the Company's common stock. Of the 2,000,000 offered shares, the Company will offer 1,600,000 shares and certain selling stockholders will offer 400,000 shares. The Company will not receive any proceeds from the sale of shares by the selling stockholders. Utendahl Capital Partners, L.P. is the lead managing underwriter of the proposed offering. The Company expects to use the net proceeds of this offering primarily for working capital, as well as future strategic acquisitions, business expansion and marketing efforts. There can be no assurance as to the completion of the secondary offering.

     On November 6, 2000, the Company extended the $1,000,000 line of credit agreement with First Community Bank of America for an additional period of six months with a due date of April 1, 2001. Terms and conditions of the agreement provide for interest to be charged at 1% over the rate of interest (6.3% as of September 30, 2000) paid on the Company's $1,000,000 certificate of deposit used to collateralize the loan facility, in accordance with the Security Agreement dated March 17, 2000. The certificate of deposit matures on March 15, 2001. The total balance outstanding on this line of credit was approximately $996,000 as of September 30, 2000.

NOTE  J - LOSS PER SHARE

     Basic net loss per common share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The Company does not have any dilutive shares outstanding as of September 30, 2000 and 1999, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented elsewhere in this Form 10-QSB.

     Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company's strategies regarding growth and business expansion, including future acquisitions; (b) the Company's financing plans; (c) trends affecting the Company's financial condition or results of operations; (d) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; (f) the Company's use of proceeds from the currently contemplated equity offering, and (g) the Company's ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words "expects," "anticipates," intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements.

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, which could render the Company's technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) our customers' willingness to accept our Internet platform. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business" and "Risk Factors" in the Company's Form 10-KSB/A for the year ended March 31, 2000, and the Company's Registration Statement on Form SB-2, as well as information contained in this Form 10-QSB. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     DrugMax.com, Inc. is primarily an e-commerce business providing: (1) the wholesale distribution of pharmaceuticals, over-the-counter products, health and beauty care products, veterinary products, and nutritional supplements and (2) one of the first business-to-business online trade exchanges for the same products, dedicated exclusively to manufacturers, distributors, wholesalers and retailers in the pharmaceuticals and over-the-counter product markets. The Company will continue to derive a significant portion of revenue from its traditional "brick and mortar" full-line wholesale distribution business. The Company utilizes its competitive advantage of being one of the early entrants into the Internet business-to-business pharmaceutical market, leveraging its existing infrastructure, technology, relationships, marketing and management resources. The Company believes that the combination of its traditional wholesale distribution business with both its online wholesale distribution business and its e-commerce trade exchange provides the "click and mortar" combination that will allow it to aggressively market and distribute its products and services.

     In general, the Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternate care facilities and other wholesalers and retailers. Since the early December 1999 launch of its website, www.drugmax.com, over 9,000 independent pharmacies, small regional pharmacy chains, wholesalers and distributors have registered to purchase products through the Company's web site. The Company believes it has been successful in attracting potential customers to its web site because it has designed its web site as an online source for a select group of products, typically higher cost and margin products, which make up a large percentage of the Company's targeted customers sales. In addition, the Company maintains an inventory of over 20,000 stock keeping units, and continues to serve its customers as a primary, full-line wholesale distributor through a combination of its e-commerce venues and traditional distribution methods.

     The Company's online trade exchange, DrugMaxTrading.com, established in August 2000, offers one of the first business-to-business online trade exchanges for pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements dedicated exclusively to manufacturers, distributors, wholesalers and retailers in the pharmaceutical and over-the-counter product markets. DrugMaxTrading.com allows the Company's trade exchange members to lower their overall costs of doing business while providing them with wider market access and competively priced products. The DrugMaxTrading.com concept capitalizes on the efficiencies of the Internet and its strategic alliances, offering a variety of product and market participant information, and, in doing so, facilitates the execution of mutually beneficial online transactions among trade exchange members in an open-market format.

Results of Operations

Three- and Six-Month Periods Ended September 30, 2000 and 1999.

     Revenues. The Company generated revenues of $38.8 million and $67.9 million, respectively, for the three- and six-month periods ended September 30, 2000, compared to $16,799 and $50,697, respectively, for the three- and six-month periods ended September 30, 1999. The increase in primarily is attributable to the acquisitions of Becan in November 1999, Desktop and VetMall in March 2000, and Valley in April 2000, as well as additional organic growth within each respective acquired operation.

     Gross Profit. The Company secured gross profits of $1.4 million and $2.4 million, respectively, for the three- and six-month periods ended September 30, 2000, compared to $4,995 and $24,107, respectively, for the three- and six-month periods ended September 30, 1999. Gross margins for both the three- and six-month periods ended September 30, 2000 was 3.5%, compared to 29.7% and 47.6% for the three- and six-month periods ended September 30, 1999, respectively. The increase in gross profit is attributable to the acquisitions of Becan in November 1999, Desktop and VetMall in March 2000, and Valley in April 2000. The quarter-to-quarter growth of gross profits generated by the acquired companies has been enhanced through the implementation of the Company's e-commerce strategy and the operating synergies recognized post acquisition.

The decline in the gross margin percentages is attributable to the variety of product offerings of acquired companies which contribute varying degrees of profit margins from sales generated.

     Selling, general and administrative expenses. The Company incurred selling, general and administrative expenses of $1.8 million and $4.2 million for the three- and six-month periods ended September 30, 2000, respectively, compared to $168,810 and $270,117 for the three- and six-month periods ended September 30, 1999, respectively. These costs typically include various administrative, sales, marketing and other indirect operating costs. The increase between periods was primarily due to additional advertising and promotional expenses, increased payroll, and amortization of goodwill associated with the acquisitions of Becan, Desktop, VetMall and Valley.

     Interest expense. Interest expense was $247,655 and $471,611, respectively, for the three- and six-month periods ended September 30, 2000, compared to $3,827 and $4,417, respectively, for the three- and six-month periods ended September 30, 1999. The increase between periods was a result of borrowings under the Company's credit facilities for the financing of additional working capital needs associated with the various acquisitions made by the Company, and to a greater extent, the outstanding debt assumed with the Valley acquisition.

     Net loss per share. The net loss per share for the quarter ended September 30, 2000, amounted to $(.10) per share compared to $(.24) per share for the quarter ended June 30, 2000, an improvement of $.14 per share.

     Income Tax. The Company has no income tax provision for the periods presented due to its recurring net operating losses. These net operating losses may be carried forward for up to 15 years to offset future taxable income.

     Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three or six months ended September 30, 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

     The Company's operations produced positive cash flow for the quarter ended September 30, 2000. The significant improvement from prior periods was attributable to growth of the Company's core business, control over corporate expenditures and management's ability to maintain acceptable gross margins. The Company had previously financed its operations primarily through proceeds received from a public offering in November 1999. Net proceeds from that offering were approximately $11.9 million. The Company has working capital, and cash and cash equivalents, of $4.2 million and $5.5 million at September 30, 2000, respectively.

     Cash provided from operating activities was $206,873 for the six months ended September 30, 2000. The favorable increase in cash provided from operations is principally attributable to the Company's net loss for such period offset by depreciation and amortization, as well as an increase in accounts receivable and inventory resulting from increased sales associated with the Becan and Valley acquisitions, an increase in prepaid expenses and other current assets, and a decrease in accrued expenses, offset by an increase in accounts payable and decreases in notes receivable.

     Net cash used in investing activities of $1,871,539 primarily represents the cash paid for the acquisition of Valley.

     Net cash provided by financing activities was $1,119,673 for the six months ended September 30, 2000, representing the net change in revolving line of credit agreements and proceeds from affiliates, which was offset by repayments of long-term obligations.

     On March 17, 2000, the Company signed a $1,000,000 line of credit agreement with First Community Bank of America. The total balance outstanding on this line of credit was approximately $996,000 as of September 30, 2000. Terms of the agreement provide for interest to be charged at 1% over the rate of interest (6.3% as of September 30, 2000) paid on the Company's $1,000,000 certificate of deposit held by First Community Bank of America and used to collateralize the credit facility. The balance on the line of credit became due on October 1, 2000. On November 6, 2000, documents were executed to extend the line of credit agreement for an additional six-month period with a due date of April 1, 2001. Additionally, in March 2000, the Company entered into a line of credit with Merrill Lynch. The line of credit enables the Company to borrow a maximum of $5,000,000 with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). As of September 30, 2000 the outstanding principal on the note was approximately $2,780,500 and approximately $774,500 available for borrowing. Terms of the agreement provide for interest to be charged at the rate of 30-day commercial paper, plus 2.5% (9.06% as of September 30, 2000.) The Merrill Lynch line of credit was paid in full in October 2000, through the Mellon Bank, N.A. refinancing.

     As part of the acquisition of Valley, the Company agreed to become an additional guarantor of the outstanding bank indebtedness of Valley. As of September 30, 2000, Valley maintained a revolving line of credit and a term loan with National City Bank with a combined outstanding balance of approximately $5,682,500. In October 2000, the National City Bank line of credit was paid in full through the Mellon Bank N.A. refinancing.

     In October 2000, the Company obtained from Mellon Bank, N.A. ("Mellon") a line of credit and a $2.0 million term loan to refinance its prior bank indebtedness and to provide additional working capital and for other general corporate purposes. The new line of credit enables the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon's prime rate or the effective federal funds rate plus 0.50% per annum. The revolving credit facility will bear interest at the floating rate of 0.25% per annum above the base rate. After the Company delivers its audited financial statements for the fiscal year ending March 31, 2001, to Mellon, the applicable margin over the base rate may change on an annual basis depending on the ratio of funded debt to EBITDA. At the Company's option, it may instead pay interest at a LIBOR rate plus an applicable margin, which also varies on the ratio of funded debt to EBITDA. The Company used the proceeds from this credit facility to repay its prior credit facilities.

     On November 1, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 2,000,000 shares of the Company's common stock. Of the 2,000,000 offered shares, the Company will offer 1,600,000 shares and certain selling stockholders will offer 400,000 shares. The Company will not receive any proceeds from the sale of shares by the selling stockholders. Utendahl Capital Partners, L.P. is the lead managing underwriter of the proposed offering. There can be no assurance as to the completion of the secondary offering.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the past three years, the Company has issued unregistered securities to a limited number of persons as described below. The following information regarding the Company's shares of common stock has been adjusted to give effect to (i) the one-for-fifty reverse split of the Company's common stock effected in March 1999, (ii) the two-for-one stock split in the form of a stock dividend effected in April 1999, and (iii) a one-for-one reverse stock split in October 1999.

     (1) On March 18, 1999, the Company issued an aggregate of 2,400,000 shares of common stock to 14 investors in connection with the merger of Nutricueticals.com Corporation, a Florida corporation, with and into the Company.

     (2) On March 31, 1999, the Company issued an aggregate of 100,000 shares of common stock, to one investor in connection with the acquisition of Healthseek.com Corporation, a Massachusetts corporation.

     (3) On August 16, 1999, the Company issued an aggregate of 20,000 shares of common stock to Lyntren Communications, Inc. in connection with the acquisition of the Nutriceuticals.com domain name.

     (4) On November 26, 1999, the Company issued an aggregate of 2,000,000 shares of common stock to Dynamic Health Products, a Florida corporation, in connection with the acquisition of Becan Distributors, Inc.

     (5) On March 20, 2000, the Company issued an aggregate of 50,000 shares of common stock in connection with the acquisition of Desktop Corporation.

     (6) On March 20, 2000, the Company issued an aggregate of 49,985 shares of common stock to retire debt associated with the acquisition of Desktop Corporation.

     (7) On March 20, 2000, the Company issued 25,000 shares of common stock in connection with the acquisition of VetMall.

     (8) On April 19, 2000, the Company issued 217,225 shares of common stock in connection with the acquisition of Valley Drug Company.

     None of the foregoing transactions involved any underwriter, underwriting discounts or commissions or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access to information about the Company.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of the Stockholders of the Company was held on August 10, 2000. At the meeting, the following actions were taken by the shareholders:

     William L. LaGamba, Stephen M. Watters, Ronald J. Patrick, Howard L. Howell, DDS, Jeffery K Peterson, Jugal K. Taneja and Joseph Zappala were elected as Directors to the serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

                                     For            Against        Abstain
                                     ---            -------        -------
William L. LaGamba                 4,112,983           0              0
Stephen M. Watters                 4,112,983           0              0
Ronald J. Patrick                  4,112,983           0              0
Howard L. Howell, DDS              4,112,983           0              0
Jeffery K Peterson                 4,112,983           0              0
Jugal K. Taneja                    4,112,983           0              0
Joseph Zappala                     4,112,983           0              0

     The Company's 1999 Incentive and Non-Statutory Stock Option Plan was approved and the issuance of 400,000 shares of Common Stock covered by the plan was authorized. The voting on the proposal was as follows:

                                     For            Against        Abstain
                                     --             -------        -------
                                   4,112,983           0              0

Item 5. OTHER INFORMATION.

     In August 2000, the Company relocated the business offices of Desktop Corporation and VetMall, Inc. from Dallas, Texas, to the Florida location at 12505 Starkey Road, Suite A, Largo, Florida 33773. The move was made in order to consolidate the Company's operations and to reduce overhead.

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

 2.6 Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

 2.7 Letter of Intent to acquire Penner & Welsch, Inc. by Discount RX, Inc., a wholly-owned subsidiary of DrugMax.com, Inc., dated September 13, 2000.*

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

 3.4 Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

 3.5 Articles of Amendment to Articles of Incorporation of Nutriceuticals.com Corporation, filed January 11, 2000. (8)

 3.6 Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

 3.7  Amended and Restated Bylaws, dated November 11, 1999. (5)

 4.2  Specimen of Stock Certificate. (8)

10.1 Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000. (7)

10.3 Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000. (8)

10.4 Employment Agreement by and between Valley Drug Company and Ralph A. Blundo dated April 19, 2000. (8)

10.5 Consulting Agreement by and between Nutriceuticals.com Corporation and Jugal K. Taneja, dated as of April 1, 1999. (1)

10.6 Loan and Security Agreement in favor of Merrill Lynch Business Financial Services, Inc. from the Company dated February 15, 2000. (8)

10.7 Security Agreement in favor of First Community Bank of America from the Company dated March 17, 2000. (8)

10.8 Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000.(9)

10.9 Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000. (9)

10.10 Note in favor of First Community Bank of America from the Company dated November 6, 2000.*

10.11 Management Agreement between Discount RX and Penner & Welsch, Inc. dated September 13, 2000.*

21.0    Subsidiaries of DrugMax.com, Inc. (9)

27.1    Financial Data Schedule (for SEC use only). *

99.1    DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan. (8)


___________________________

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

(4) Incorporated by reference to the Company's Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6) Incorporated by reference to the Company's Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7) Incorporated by reference to the Company's Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8) Incorporated by reference to the Company's Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on November 1, 2000.

(b) Reports on Form 8-K.
------------------------

        During the three months ended September 30, 2000, the Company filed the following one (1) report on Form 8-K:

        Form 8-K dated September 14, 2000, pursuant to which the Company reported that it had entered into a Letter of Intent and Management Agreement with Penner & Welsch, Inc.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DrugMax.com, Inc.


Date:  November 13, 2000                By:  /s/ Jugal K. Taneja
      ---------------------                 ------------------------------------
                                                 Jugal K. Taneja
                                                 Chief Executive Officer




Date:  November 13, 2000                By:  /s/ Ronald J. Patrick
      ---------------------                 ------------------------------------
                                                 Ronald J. Patrick
                                                 Chief Financial Officer, Vice
                                                 President of Finance,
                                                 Secretary and Treasurer

                               Index to Exhibits

Exhibit
  No.                              Description
  ---                              -----------

 2.7 Letter of Intent to acquire Penner & Welsch, Inc. by Discount RX, Inc., a wholly-owned subsidiary of DrugMax.com, Inc., dated September 13, 2000.

10.10 Note in favor of First Community Bank of America from the Company dated November 6, 2000.

10.11 Management Agreement between Discount RX and Penner & Welsch, Inc. dated September 13, 2000.

27.1     Financial Data Schedule (for SEC use only).