Form 10QSB
period 2000-12-31
DRUGMAX COM INC
filed 2001-02-14
CIK 921878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

                   [X] QUARTERLY REPORT UNDER SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      or

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

                                (727) 533-0431
                                --------------
               (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of February 5, 2001, there were 6,949,647 outstanding shares of the Issuer's common stock, par value $.001 per share.

          Transitional Small Business Disclosure Formats (check one):
                                Yes [_] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS.


                      DRUGMAX.COM, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31, 2000       March 31, 2000
                                                                          -------------------     ---------------
                                  ASSETS

Current assets:
    Cash and cash equivalents                                                 $     3,586,977       $   6,020,129
    Accounts receivable, net of allowance for doubtful accounts of
      $497,870 and $113,282                                                        15,465,888           4,106,105
    Inventory                                                                      12,390,320           1,416,241
    Due from affiliates                                                                50,349              13,564
    Prepaid expenses and other current assets                                         885,242             126,542
                                                                          -------------------     ---------------
Total current assets                                                               32,378,776          11,682,581

Property and equipment, net                                                           648,225             693,340
Intangible assets (primarily goodwill), net                                        27,976,610          26,090,635
Stockholder notes receivable                                                          100,000                  --
Notes receivable                                                                           --              37,614
Deposits                                                                                8,242               9,742
                                                                          -------------------     ---------------
Total assets                                                                  $    61,111,853       $  38,513,912
                                                                          ===================     ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $    13,093,793       $   3,170,890
    Accrued expenses                                                                  468,325             442,598
    Credit lines payable                                                           13,419,552           2,391,095
    Notes payable - current portion                                                        --               4,872
    Due to affiliates                                                                 550,065             511,717
                                                                          -------------------     ---------------
Total current liabilities                                                          27,531,735           6,521,172

Notes payable - long term                                                           1,944,444                  --
                                                                          -------------------     ---------------
Total liabilities                                                                  29,476,179           6,521,172
                                                                          -------------------     ---------------
Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000 shares authorized;
      no preferred shares issued or outstanding                                            --                  --
    Common stock, $.001 par value; 24,000,000 shares authorized;
      6,467,754 and 6,200,499 shares issued and outstanding                             6,469               6,202
    Additional paid-in capital                                                     36,476,272          34,079,957
    Accumulated deficit                                                            (4,847,067)         (2,093,419)
                                                                          -------------------     ---------------
Total stockholders' equity                                                         31,635,674          31,992,740
                                                                          -------------------     ---------------
Total liabilities and stockholders' equity                                    $    61,111,853       $  38,513,912
                                                                          ===================     ===============

     See accompanying notes to unaudited condensed consolidated financial statements.

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three         For the Three         For the Nine           For the Nine
                                                   Months Ended          Months Ended          Months Ended           Months Ended
                                                 December 31, 2000     December 31, 1999     December 31, 2000     December 31, 1999
                                                 -----------------------------------------------------------------------------------
Net revenues                                      $  54,697,214           $   7,170,581          $ 122,473,558       $    7,221,279

Cost of goods sold                                   53,065,833               7,112,971            118,549,908            7,139,562
                                                  -------------           -------------          -------------       --------------
Gross profit                                          1,631,381                  57,610              3,923,650               81,717


Selling, general and administrative expenses          1,964,997                 458,800              6,072,162              728,918
                                                  -------------           -------------          -------------       --------------

Operating loss                                         (333,616)               (401,190)            (2,148,512)            (647,201)
                                                  -------------           -------------          -------------       --------------

Other income (expense):
     Interest income                                     70,773                  38,981                209,462               39,539
     Other Income                                            --                 (31,667)                   375              (31,307)
     Interest expense                                  (343,361)                (32,159)              (814,973)             (36,575)
                                                  -------------           -------------          -------------       --------------
Total other expense                                    (272,588)                (24,845)              (605,136)             (28,343)
                                                  -------------           -------------          -------------       --------------

Net loss                                          $    (606,204)          $    (426,035)         $  (2,753,648)      $     (675,544)
                                                  =============           =============          =============       ==============

      Basic and diluted loss per share            $       (0.09)          $       (0.10)         $       (0.43)      $        (0.21)
                                                  =============           =============          =============       ==============

      Basic and diluted wieghted average number
      of common shares outstanding                    6,419,384               4,085,185              6,404,079           3,151,616
                                                  =============           =============          =============       ==============


See accompanying notes to unaudited condensed consolidated financial statements.

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the Nine Months       For the Nine Months
                                                                                           Ended                     Ended
                                                                                     December 31, 2000         December 31, 1999
                                                                                    -------------------       -------------------
Cash flows from operating activities:
Net loss                                                                            $      (2,753,648)        $       (675,544)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                                               2,201,117                   90,077
Impairment of intangible asset                                                                   --                     31,667
Changes in operating assets and liabilities, net of effects from purchase of
Valley Drug Company and Becan Distributors, Inc.:
     Increase in accounts receivable, net                                                  (7,881,146)              (3,077,922)
     Increase in inventory                                                                 (4,283,443)                 (64,287)
     Increase in due from affiliates                                                          (36,785)                      --
     Increase in prepaid expenses and other current assets                                   (528,905)                (159,080)
     Decrease in shareholder notes receivable                                                  70,000                       --
     Decrease in notes receivable                                                              37,614                       --
     Increase in other assets                                                                    --                    (12,243)
     Decrease in deposits                                                                       1,500                       --
     Increase in accounts payable                                                           5,962,349                2,547,156
     Decrease in accrued expenses                                                            (155,165)                (438,738)
                                                                                    -----------------         ----------------
Net cash used in operating activities                                                      (7,366,512)              (1,758,914)


Cash flows from investing activities:

       Purchases of property and equipment                                                    (77,883)                 (32,783)
       Increase in intangible assets                                                         (276,466)                 (67,162)
       Cash paid for acquisitions, net                                                     (1,757,481)              (2,000,000)
                                                                                    -----------------         ----------------
Net cash used in  investing activities                                                     (2,111,830)              (2,099,945)


Cash flows from financing activities:

      Net change under revolving line of credit agreements                                  6,814,457                   61,269
      Payments of long-term obligations                                                      (296,575)                      --
      Repayment of principal on note payable                                               (1,511,040)                      --
      Proceeds from related party obligation                                                     --                    200,000
      Payments of related party obligation                                                       --                   (200,000)
      Proceeds from issuance of note payable                                                2,000,000                       --
      Proceeds from affiliates                                                                 38,348                       --
      Proceeds from issuance of common stock                                                     --                 11,898,601
                                                                                    -----------------         ----------------
Net cash provided by financing activities                                                   7,045,190               11,959,870
                                                                                    -----------------         ----------------

Net (decrease) increase in cash and cash equivalents                                       (2,433,152)               8,101,011


Cash and cash equivalents at beginning of period                                            6,020,129                   99,620
                                                                                    -----------------         ----------------
Cash and cash equivalents at end of period                                          $       3,586,977          $     8,200,631
                                                                                    =================         ================
Supplemental disclosure of cash flow information:

 Cash paid during period for interest                                               $          27,065          $        49,739
                                                                                    =================         ================
 Cash paid for income taxes                                                         $              --          $            --
                                                                                    =================         ================
Supplemental schedule of non-cash investing and financing activities:

In November 1999, DrugMax.com, Inc, purchased all of the capital stock of Becan
   Distributors, Inc. for $2,000,000 in cash plus 2,000,000 shares of its common stock
   In conjunction with the acquisition, liabilities were assumed as follows:


                  Fair value of assets acquired                                                               $     15,450,992
                  Cash and stock issued for Becan capital stock                                                     12,000,000
                                                                                                              ================
                  Liabilities assumed                                                                         $      3,450,992
                                                                                                              ================
In April 2000, DrugMax.com, Inc. purchased all of the capital stock of Valley
   Drug Company for $1,757,481 in cash, plus 217,255 shares of its common stock
   In conjunction with the acquisition, liabilities were assumed as follows:

                  Fair value of assets acquired                                            14,059,822
                  Cash and stock issued for Valley capital stock                            3,957,188
                                                                                    =================
                  Liabilities assumed                                               $      10,102,634
                                                                                    =================
In December 2000, DrugMax.com, Inc. issued 50,000 shares of its common stock to Utendahl Capital Partners, L.L.C, in connection with the termination
   agreement as lead managing  underwriter for the proposed offering                $         196,875
                                                                                    =================

     See accompanying notes to unaudited condensed consolidated financial statements.

DrugMax.com, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

For the Three- and Nine-Month Periods Ended December 31, 2000 and 1999.

NOTE A-BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of DrugMax.com, Inc. and its wholly-owned subsidiaries: Discount Rx, Inc., Valley Drug Company, Desktop Ventures, Inc., and Desktop Media Group, Inc. and its subsidiary Desktop Corporation; and its 70% owned subsidiary VetMall, Inc. (collectively referred to as the "Company"). All intercompany balances and transactions have been eliminated.

        In March 2000, Becan Distributors, Inc. ("Becan"), the Company's wholly owned subsidiary, was merged into the Company. All Becan financial activity has been included as a division of the Company.

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

NOTE B - RECENTLY ISSUED AUTHORITATIVE GUIDANCE

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its December 31, 2000, condensed consolidated financial statements.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company on April 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137 and 138, requires, among other things, that all derivatives be recognized in the consolidated balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its consolidated financial statements.

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

        On April 19, 2000, DrugMax Acquisition Corporation ("Buyer"), a wholly owned subsidiary of the Company, Valley Drug Company ("Valley"), Ronald J. Patrick ("Patrick") and Ralph A. Blundo ("Blundo" and together with Patrick, the "Sellers") signed a Merger Purchase Agreement (the "Agreement"). In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company's common stock and cash in the amount of $1.7 million. Valley loaned the Sellers $170,000, of which $100,000 is outstanding at December 31, 2000, to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These interest-free notes receivable are to be repaid upon the Sellers' sale of Company common stock, which is restricted stock subject to a holding period through April 19, 2001. The Sellers were granted the right to include their shares in any registration filed by the Company until such time as their shares of the Company common stock may be sold pursuant to Rule 144 of the General Rules and Regulations promulgated under the Securities Act of 1933, as amended. In addition, the Sellers deposited 22,666 shares of the Company's common stock with an escrow agent (the "Holdback Shares"). Based on audited financial statements of Valley as of April 19, 2000, the stockholders' equity amounted to $400,667 which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares have been returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly $3.6 million of goodwill was recorded. The goodwill will be amortized over fifteen (15) years.

        The results of operations of Valley are included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities (net of cash received of $502) in the Valley business combination:

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
                                                    ============

        The unaudited pro forma effects of the acquisitions of Becan, Valley, Desktop and VetMall on the Company's revenues, net loss and net loss per share, had the acquisitions occurred on April 1, 1999 are as follows:

                                             For the Nine Months      For the Nine Months
                                              Ended December 31,       Ended December 31,
                                                     2000                    1999
                                             --------------------------------------------
   Revenues                                     $ 125,290,557            $ 80,300,522
   Net loss                                     $  (2,891,876)           $   (545,012)
   Basic and diluted net loss per share         $       (0.45)           $      (0.10)

NOTE D - IMPAIRMENT OF LONG-LIVED ASSETS

        As events and circumstances change, the Company evaluates the recoverability of the net carrying value of its property and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings. Management has reviewed the Company's long-lived assets for impairment and has concluded that there are no indications of impairment as of December 31, 2000.

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

        The Company has an estimated gross deferred tax asset as of December 31, 2000, which represents the potential future tax benefit associated with its operating losses to date. Management has evaluated the available evidence regarding the Company's future taxable income and other possible sources of realization of deferred tax assets. As a result of the evaluation, a 100 percent valuation allowance has been established by management against the gross deferred tax asset, as it is more likely than not that the deferred tax asset will not be realized. The Company continually reviews the adequacy of the valuation allowance and will recognize deferred tax asset benefits only when a reassessment indicates that it is more likely than not that the benefits will be realized.

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

        On April 19, 2000, in conjunction with the Valley acquisition, the Company agreed to become an additional guarantor of the outstanding bank indebtedness of Valley. Valley's indebtedness with National City Bank consisted of a revolving line of credit and a term loan which were also personally guaranteed by the former owners of Valley. On October 24, 2000, the Company entered into a new credit facility with Mellon Bank N.A. ("Mellon"). The line of credit and term loan with National City Bank were paid in full with the proceeds from the Mellon credit facility.

        On July 7, 2000, the Company entered into a consulting agreement with Marc Mazur Consulting, Inc. ("Mazur"). Upon satisfaction by Mazur of its obligations under the agreement, the Company was to grant to Mazur warrants to purchase 200,000 shares of the Company's common stock with an exercise price of $10.00 per share. On December 31, 2000, the consulting agreement expired without any warrants being issued to Mazur.

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

        On October 24, 2000, the Company obtained from Mellon a line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The new line of credit enables the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The term loan is payable in monthly principal installments of $55,556 commencing on December 1, 2000, and in one final payment of the remaining principal balance plus all accrued and unpaid interest thereon on October 24, 2003. The term loan bears interest (10.25% as of December 31, 2000), payable monthly at 0.75% per annum over the base rate, which is the higher of Mellon's prime rate or the effective federal funds rate plus 0.50% per annum. The revolving credit facility bears interest (9.75% as of December 31, 2000) at the floating rate of 0.25% per annum above the base rate. After the Company delivers its audited financial statements for the fiscal year ending March 31, 2001 to Mellon, the applicable margin over the base rate may change on an annual basis depending on the ratio of funded debt to EBITDA. At the Company's option, it may instead pay interest at a LIBOR rate plus an applicable margin, which also varies on the ratio of funded debt to EBITDA. Proceeds obtained from the Mellon facility were used to repay the Company's prior credit facilities with Merrill Lynch Financial and National City Bank, aggregating approximately $8.9 million. Approximately $2,023,000 was available for borrowing at December 31, 2000. The outstanding balances were approximately $12,423,000 and $1,944,400 on the revolving line of credit and term loan, respectively, at December 31, 2000.

        The credit facility imposes financial covenants including, net worth, net income (loss) and working capital ratios on a quarterly basis. At December 31, 2000, the Company was not in compliance with the financial covenants since the borrowers, namely, DrugMax.com Inc. and Valley Drug Company did not meet the net income (loss) covenant as outlined within the loan and security agreement between DrugMax.com Inc. and Valley Drug Company and Mellon dated October 24, 2000. On February 13, 2001, Mellon provided an amendment to the net income
(loss) covenant for the quarter ended December 31, 2000. This amendment only modifies the net income (loss) covenant for the period ended December 31, 2000, subsequent to which time the original net income (loss) covenants within the loan and security agreement will remain in effect.

        On November 6, 2000, the Company extended its $1,000,000 line of credit agreement with First Community Bank of America for an additional period of six months with a due date of April 1, 2001. Terms and conditions of the agreement provide for interest to be charged at 1% over the rate of interest (7% as of December 31, 2000) paid on the Company's $1,000,000 certificate of deposit used to collateralize the loan facility, in accordance with the Security Agreement dated March 17, 2000. The certificate of deposit matures on March 15, 2001. The total balance outstanding on this line of credit was approximately $996,000 as of December 31, 2000.

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

        Summarized financial information by business segment is as follows:

                              For the Three   For the Three   For the Nine   For the Nine
                               Months Ended    Months Ended   Months Ended   Months Ended
                               December 31,    December 31,   December 31,   December 31,
                                   2000            1999           2000           1999
                              --------------- --------------- -------------- --------------
   Revenues from external
   customers

                Distribution     $54,697,214     $ 7,170,581   $122,331,871     $7,221,279
        Software Development               -               -        141,687              -
                              --------------  --------------  ------------   -------------
                       Total     $54,697,214     $ 7,170,581   $122,473,558     $7,221,279
                              ==============  ==============  =============  =============

   Segment income (loss)
   from operations
                Distribution     $   108,215     $  (401,190)     $(512,471)    $ (647,201)
        Software Development        (441,831)              -     (1,636,041)             -
                              --------------  --------------  -------------  -------------
                       Total     $  (333,616)    $  (401,190)   $(2,148,512)    $ (647,201)
                              ==============  ==============  =============  =============

                                December 31,       March 31,
                                        2000            2000
                              --------------  --------------
   Assets

                Distribution     $60,450,940     $38,408,017
        Software Development         660,913         105,895
                              --------------  --------------
                       Total     $61,111,853     $38,513,912
                              ==============  ==============

        There were no inter-segment sales or transfers during either the three-or nine-month periods ended December 31, 2000 or 1999. Operating loss by business segment excludes interest income, interest expense, and other income and expenses.

NOTE H - SIGNIFICANT EVENTS

        In August 2000, the Company established its online trade exchange, DrugMaxTrading.com, which offers one of the first business-to-business online trade exchanges for pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements dedicated exclusively to manufacturers, distributors, wholesalers and retailers in the pharmaceutical and over-the-counter product markets. DrugMaxTrading.com allows the Company's trade exchange members to lower their overall costs of doing business while providing them with wider market access and competitively priced products. Capitalizing on the efficiencies of the Internet and its strategic alliances, DrugMaxTrading.com aggregates a variety of product and market participant information, and, in doing so, facilitates the execution of mutually beneficial online transactions among trade exchange members in an open-market format. No significant revenues have been generated from the DrugMaxTrading.com site at December 31, 2000.

        On or about September 19, 2000, the Company informed the selling shareholders of Desktop that 20,000 shares held under escrow, pursuant to the acquisition agreement, would not be released as contemplated in the initial purchase price. Upon final resolution of this matter and cancellation of these shares, management anticipates reducing the purchased goodwill by approximately $329,000.

        On November 1, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 2,000,000 shares of the Company's common stock. Of the 2,000,000 offered shares, the Company will offer 1,600,000 shares and certain selling stockholders will offer 400,000 shares. The Company will not receive any proceeds from the sale of shares by the selling stockholders. The

Company expects to use the net proceeds from this offering primarily for working capital, as well as future strategic acquisitions, business expansion and marketing efforts. There can be no assurance as to the completion of the secondary offering.

        In connection with the proposed offering, the Company entered into an agreement with Utendahl Capital Partners, L.P. ("Utendahl"), pursuant to which Utendahl was to act as lead managing underwriter of the proposed offering. However, On December 29, 2000, the Company and Utendahl agreed to terminate their agreement. In consideration of the termination, the mutual release executed between Utendahl and the Company and the services provided by Utendahl through the date of termination, the Company issued 50,000 shares of its common stock with a fair market value of $3.9375 per share to Utendahl.

NOTE I - SUBSEQUENT EVENTS

        On or about January 15, 2001, the Company entered into a Letter of Intent with Southwest Securities, Inc. ("Southwest"), pursuant to which Southwest proposed to organize, lead and manage a group of underwriters to represent the Company for the proposed secondary offering. However, the Company remains unable to make any assurances as to the successful completion of the proposed secondary offering.

NOTE J - LOSS PER SHARE

        Basic net loss per common share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. The Company does not have any dilutive shares outstanding as of December 31, 2000 and 1999, respectively.

        Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

        The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented elsewhere in this Form 10-QSB.

        Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis or Plan of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company's strategies regarding growth and business expansion, including future acquisitions; (b) the Company's financing plans; (c) trends affecting the Company's financial condition or results of operations; (d) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; (f) the Company's use of proceeds from the currently contemplated equity offering, and (g) the Company's ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words "expects," "anticipates," intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements.

        Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company's technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) our customers' willingness to accept our Internet platform. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business" and "Risk Factors" in the Company's Form 10-KSB/A for the year ended March 31, 2000 and the Company's Registration Statement on Form SB-2, as well as information contained in this Form 10-QSB. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

Three- and Nine-Month Periods Ended December 31, 2000 and 1999.

        Revenues. The Company generated revenues of $54.7 million and $122.5 million, respectively, for the three- and nine-month periods ended December 31, 2000, compared to $7.2 million for both the three- and nine-month periods ended December 31, 1999. The increase is primarily attributable to the acquisitions of Becan in November 1999, Desktop and VetMall in March 2000, and Valley in April 2000, as well as additional organic growth within each respective acquired operation.

        Gross Profit. The Company secured gross profits of $1.6 million and $3.9 million, respectively, for the three- and nine-month periods ended December 31, 2000, compared to $57,610 and $81,717, respectively, for the three- and nine-month periods ended December 31, 1999. Gross margins for the three- and nine-month periods ended December 31, 2000 were 3.0% and 3.2%, respectively, compared to .8% and 1.1% for the three- and nine-month periods ended December 31, 1999, respectively. The increase in gross profit is attributable to the acquisitions of Becan in November 1999, Desktop and VetMall in March 2000, and Valley in April 2000.

        Selling, general and administrative expenses. The Company incurred selling, general and administrative expenses of $2.0 million and $6.1 million for the three- and nine-month periods ended December 31, 2000, respectively, compared to $458,800 and $728,918 for the three- and nine-month periods ended December 31, 1999, respectively. These costs typically include various administrative, sales, marketing and other indirect operating costs. The increase between periods was primarily due to increased payroll, amortization of goodwill associated with the acquisitions of Becan, Desktop, VetMall and Valley, and additional advertising and promotional expenses

        Interest expense. Interest expense was $343,361 and $814,973, respectively, for the three- and nine-month periods ended December 31, 2000, compared to $32,159 and $36,575, respectively, for the three- and nine-month periods ended December 31, 1999. The increase between periods was a result of borrowings under the Company's credit facilities for the financing of additional working capital needs associated with the various acquisitions made by the Company, and the outstanding debt assumed with the Valley acquisition. On October 24, 2000, the Company obtained a new revolving line of credit and term loan with Mellon, satisfying the prior Merrill Lynch and National City credit facilities. Interest expense in November 2000, and forward, will primarily be related to the new Mellon credit facilities.

        Net loss per share. The net loss per share for the quarter ended December 31, 2000, amounted to $(.09) per share compared to $(.10) per share and $(.24) per share for the quarters ended September 30, 2000 and June 30, 2000, respectively, an improvement of $.01 per share and $.15 per share, respectively.

        Income Tax. The Company has no income tax provision for the periods presented due to its net operating losses. These net operating losses may be carried forward for up to 15 years to offset future taxable income.

        Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three or nine months ended December 31, 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

        The Company's operations produced positive cash flow (defined as net income (loss) plus non-cash expenses) for the quarter ended December 31, 2000. The significant improvement from prior periods was attributable to growth of the Company's core business, control over corporate expenditures and management's ability to maintain acceptable gross margins. The Company had previously financed its operations primarily through proceeds received from a public offering in November 1999. Net proceeds from that offering were approximately $11.9 million. The Company has working capital, and cash and cash equivalents, of $4.8 million and $3.6 million at December 31, 2000, respectively.

        Net cash used in operating activities was $7,366,512 for the nine months ended December 31, 2000. The usage of cash is primarily attributable to an increase in accounts receivable and inventory as a result of increased sales associated with the Becan and Valley acquisitions, increases in due from affiliated companies, and prepaid expenses and other current assets, and a decrease in accrued expenses, partially offset by an increase in accounts payable and a decrease in notes receivable.

        Net cash used in investing activities of $2,111,830 for the nine months ended December 31, 2000, primarily represents the cash paid for the acquisition of Valley and the deferred financing costs associated with the new credit facility with Mellon Bank N.A ("Mellon").

        Net cash provided by financing activities was $7,045,190 for the nine months ended December 31, 2000, representing the net change in the Company's revolving line of credit agreements, proceeds from the new Mellon term loan and proceeds from affiliates, which was offset by repayments of notes payable and long-term obligations.

        On March 17, 2000, the Company signed a $1,000,000 line of credit agreement with First Community Bank of America. The total balance outstanding on this line of credit was approximately $996,000 as of December 31, 2000. Terms of the agreement provide for interest to be charged at 1% over the rate of interest (7% as of December 31, 2000) paid on the Company's $1,000,000 certificate of deposit held by First Community Bank of America and used to collateralize the loan facility. The balance on the line of credit became due on October 1, 2000. On November 6, 2000, documents were executed to extend the line of credit agreement for an additional six-month period with a due date of April 1, 2001. The certificate of deposit matures on March 15, 2001. Additionally, in March 2000, the Company entered into a line of credit with Merrill Lynch. The line of credit enabled the Company to borrow a maximum of $5,000,000 with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility.

        As part of the acquisition of Valley, the Company agreed to become an additional guarantor of the National City Bank revolving line of credit and term loan indebtedness of Valley. In October 2000, the National City Bank was paid in full with proceeds from the new Mellon credit facility.

        On October 24, 2000, the Company obtained from Mellon Bank, N.A. ("Mellon") a line of credit and a $2.0 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The new line of credit enables the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon's prime rate or the effective federal funds rate plus 0.50% per annum. The revolving credit facility will bear interest at the floating rate of 0.25% per annum above the base rate. After the Company delivers its audited financial statements for the fiscal year ending March 31, 2001, to Mellon, the applicable margin over the base rate may change on an annual basis depending on the ratio of funded debt to EBITDA. At the Company's option, it may instead pay interest at a LIBOR rate plus an applicable margin, which also varies on the ratio of funded debt to EBITDA. At the Company's option, it may instead pay interest at a LIBOR rate plus an applicable margin, which also varies on the ratio of funded debt to EBITDA. The Company used the proceeds from this credit facility to repay its prior credit facilities. The outstanding balances on the revolving line of credit and term loan were $12,423,000 and $1,944,400, respectively as of December 31, 2000.

        The credit facility imposes financial covenants including, net worth, net income (loss) and working capital ratios on a quarterly basis. At December 31, 2000, the Company was not in compliance with the financial covenants since the borrowers, namely, DrugMax.com Inc. and Valley Drug Company did not meet the net income (loss) covenant as outlined within the loan and security agreement between DrugMax.com Inc. and Valley Drug Company and Mellon dated October 24, 2000. On February 13, 2001, Mellon provided an amendment to the net income
(loss) covenant for the quarter ended December 31, 2000. This amendment only modifies the net income (loss) covenant for the period ended December 31, 2000, subsequent to which time the original net income (loss) covenants within the loan and security agreement will remain in effect.

        On November 1, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 2,000,000 shares of the Company's common stock. Of the 2,000,000 offered shares, the Company will offer 1,6000,000 shares and the certain selling stockholders will offer 400,000 shares. The Company will not receive any proceeds from the sale of shares by the selling stockholders. The Company expects to use the net proceeds from this offering primarily for working capital, as well as future strategic acquisitions, business expansion and marketing efforts. There can be no assurance as to the completion of the secondary offering.

        In connection with the proposed offering, the Company entered into an agreement with Utendahl Capital Partners, L.P. ("Utendahl"), pursuant to which Utendahl was to act as lead managing underwriter of the proposed offering. However, On December 29, 2000, the Company and Utendahl agreed to terminate their agreement. In consideration of the termination, the mutual release executed between Utendahl and the Company and the services provided by Utendahl through the date of termination, the Company issued 50,000 shares of its common stock with a fair market value of $3.9375 per share to Utendahl.

        On or about January 15, 2001, the Company entered into a Letter of Intent with Southwest Securities, Inc. ("Southwest"), pursuant to which Southwest proposed to organize, lead and manage a group of underwriters to represent the Company for the proposed secondary offering. However, the Company remains unable to make any assurances as to the successful completion of the proposed secondary offering.

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

        (9) On December 29, 2000, the Company issued 50,000 shares of common stock in connection with its Termination Agreement with Utendahl Capital Partners, L.P.

        None of the foregoing transactions involved any underwriter, underwriting discounts or commissions or any public offering, and the Company believes that each transaction was exempt from the registration requirements or the Securities Act by virtue of Section 4(2) thereof. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access to information about the Company.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

        Not applicable

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

Item 5. - OTHER INFORMATION

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

2.6 Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.7 Letter of Intent to acquire Penner & Welsch, Inc. by Discount RX, Inc., a wholly-owned subsidiary of DrugMax.com, Inc., dated September 13, 2000. (10)

3.1     Articles of Incorporation of NuMed Surgical, Inc., filed October 18,
        1993. (1)

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

10.4 Employment Agreement by and between Valley Drug Company and Ralph A. Blundo dated April 19, 2000. (8)

10.5 Consulting Agreement by and between Nutriceuticals.com Corporation and Jugal K. Taneja, dated as of April 1, 1999. (1)

10.6 Loan and Security Agreement in favor of Merrill Lynch Business Financial Services, Inc. from the Company dated February 15, 2000. (8)

10.7 Security Agreement in favor of First Community Bank of America from the Company dated March 17, 2000. (8)

10.8 Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.9 Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000. (9)

10.10 Note in favor of First Community Bank of America from the Company dated November 6, 2000. (10)

10.11 Management Agreement between Discount RX and Penner & Welsch, Inc. dated September 13, 2000. (10)

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

(6) Incorporated by reference to the Company's Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7) Incorporated by reference to the Company's Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8) Incorporated by reference to the Company's Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on November 1, 2000.

(10) Incorporated by reference to the Company's Form 10-QSB, filed November 14, 2000, File No. 1-15445.

 (b)  Reports on Form 8-K.
--------------------------

        During the three months ended December 31, 2000, the Company filed no reports on Form 8-K.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DrugMax.com, Inc.


Date:  February 14, 2001                     By:  /s/ Jugal K. Taneja
     ---------------------------                 -------------------------------
                                                      Jugal K. Taneja
                                                      Chief Executive Officer



Date:  February 14, 2001                     By:  /s/ Ronald J. Patrick
     ---------------------------                 -------------------------------
                                                      Ronald J. Patrick
                                                      Chief Financial Officer,
                                                      Vice President of Finance,
                                                      Secretary and Treasurer