Form 10KSB40
period 2001-03-31
DRUGMAX COM INC
filed 2001-06-27
CIK 921878

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                      or

        [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  1-15445

                              DRUGMAX.COM, INC.,
               formerly known as Nutriceuticals.com Corporation
               ------------------------------------------------
                (Name of small business issuer in its charter)

        STATE OF NEVADA                                                            34-1755390
        ---------------                                                            ----------
  (State or other jurisdiction of incorporation or organization)         (IRS Employer Identification No.)


        12505 Starkey Road, Suite A, Largo, Florida                 33773
        -------------------------------------------                ------
        (Address of Principal Executive Officers)                (Zip Code)


                   Issuer's telephone number: (727) 533-0431

  Securities registered pursuant to Section 12(b) of the Exchange Act:  None.
                                                                        ----

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common stock, Par value $.001 per share
                    ---------------------------------------
                               (Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $177,713,064.

     Number of shares outstanding of the Issuer's common stock at $.001 par value as of June 18, 2001, was 6,971,415. The aggregate market value of the common stock held by non-affiliates of the registrant (approximately 3,266,802 shares) was approximately $19,600,812, as computed by the closing price of such common stock, $6.00, as of June 18, 2001.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 2001 Annual Meeting of Stockholders, which will be filed on or before July 31, 2001, are incorporated by reference in Part III, Items 10-13 of this Form 10-KSB. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof.

                             CAUTIONARY STATEMENTS

     Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by DrugMax.com, Inc. (the "Company"), as well as those contained herein, that are not historical facts are "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and are based on assumptions made by management. Forward-looking statements include without limitation statements regarding: (a) the Company's strategies regarding growth and business expansion, including future acquisitions; (b) the Company's financing plans; (c) trends affecting the Company's financial condition or results of operations; (d) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; (f) the Company's use of proceeds from the currently contemplated equity offering, and
(g) the Company's ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements.

     Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceuticals industries; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost and expenses, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company's technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) the Company's customers' willingness to accept its Internet platform. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business," particularly under the subheading, "Risk Factors," and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-KSB for the year ended March 31, 2001. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


                                    PART I

Item 1. BUSINESS.

General

     DrugMax.com, Inc. is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. The Company expects that it will continue to derive a significant portion of its revenue from its traditional "brick and mortar" full-line wholesale distribution business. However, the Company is also one of the early entrants into the Internet business-to-business pharmaceutical market and one of the first business-to-business online trade exchanges for the same products. The Company utilizes its online capabilities to leverage its existing infrastructure, technology, relationships, marketing and management resources and, accordingly, believes that the combination of its traditional wholesale distribution business with both its online wholesale distribution business and its e-commerce trade exchange provides the "click and mortar" combination that will allow it to aggressively market and distribute its products and services.

     In general, the Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers and maintains an inventory of over 2,000 stock-keeping units, to serve this growing customer base. In addition, since the early December 1999 launch of its web site, www.drugmax.com, over 9,000 independent pharmacies, small regional pharmacy chains, wholesalers and distributors have registered to purchase products through the Company's web site. The Company believes it has been successful in attracting potential customers to its web site because it has designed its web site as an online source for a select group of products, typically higher cost and margin products, which make up a large percentage of the Company's targeted customers sales.

     The Company's online trade exchange, DrugMaxTrading.com, established in August 2000, offers one of the first business-to-business online trade exchanges for pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements dedicated exclusively to manufacturers, distributors, wholesalers and retailers in the pharmaceutical and over-the-counter product markets. DrugMaxTrading.com allows the Company's trade exchange members to lower their overall costs of doing business while providing them with wider market access and competitively priced products. The Company believes that the DrugMaxTrading.com concept capitalizes on the efficiencies of the Internet and its strategic alliances, offering a variety of product and market participant information. DrugMaxTrading.com facilitates the execution of mutually beneficial online transactions among trade exchange members in an open-market format. Although the Company expects its wholesale distribution business to continue to provide the primary source of revenues for the foreseeable future, the Company also believes that in the near future its new e-commerce trade exchange will be able to provide significant profits. No significant revenues have been generated from the DrugMaxTrading.com site at March 31, 2001.

History

     The Company was founded in 1993 under the name NuMED Surgical, Inc. as a subsidiary of NuMED Home Health Care, Inc., a publicly traded company. The Company was created to complete the distribution of certain assets and liabilities associated with NuMED Home Health Care's surgical/medical products division to its stockholders. NuMED Home Health Care contributed all of those assets and liabilities to the Company, and then distributed all of the shares of the Company's common stock to its stockholders. In connection with the spin off, the Company's common stock was registered under the Securities Exchange Act of 1934, and the Company began trading as a separate public company.

     In April 1997, the Company sold its major product line and subsequently disposed of its operating assets because of continued losses caused by increased competition and the loss of exclusivity of its products. The sale of the Company's major product line and assets was completed by March 31, 1998, and, accordingly, from April 1, 1998, to September 8, 1998, the Company used a liquidation basis of accounting.

     On March 17, 1999, the Company acquired all of the outstanding common stock of Nutriceuticals.com Corporation ("Nutriceuticals"), a Florida corporation formed in September 1998 to engage in the online retailing of natural products over the Internet. For accounting purposes, this acquisition was treated as an acquisition of the Company by Nutriceuticals and a recapitalization of Nutriceuticals. Although the Company was incorporated in Nevada on October 18, 1993, the Company's date of inception is September 8, 1998 for accounting purposes. After the Company acquired Nutriceuticals, the Company changed its corporate name to Nutriceuticals.com Corporation.

     In November 1999, the Company acquired all of the outstanding shares of common stock of Becan Distributors, Inc. ("Becan"), and its wholly owned subsidiary Discount Rx, Inc. ("Discount"), a wholesale distributor primarily of pharmaceuticals and, to a lesser extent, over-the-counter products and health and beauty care products. Following the acquisition of Becan, the Company changed its name to DrugMax.com, Inc. With the acquisition of Becan, the Company changed its primary focus from that of an online business-to-consumer retailer of vitamins and other health products to that of an e-commerce business-to-business wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. Becan commenced operations in January 1997, and its net revenues for the year ended March 31, 1999, and the period ended November 25, 1999, were $31.1 million and $33.7 million, respectively. Net income for the respective periods was $94,031 and $22,829. See "Acquisitions."

     In March 2000, the Company diversified its operations by acquiring all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas. In addition, in May 2000, the Company formed Desktop Media Group, Inc. ("Desktop Media") a Florida corporation, to develop web based and Internet software for the Company. On September 15, 2000, Desktop Corporation and Desktop Media executed Articles of Merger whereby Desktop Corporation was merged into Desktop Media, with Desktop Media Group, Inc. ("Desktop") being the surviving entity. For accounting purposes, the business conducted by Desktop is considered to be a separate accounting segment of the Company's business. For a more complete discussion of the Company's business segments, see Note 11 of the Company's Financial Statements. Desktop, in addition to being a designer and developer of customized Internet solutions, owned, at the time of acquisition, 50% of the outstanding shares of common stock of VetMall, LLC (later converted to a newly formed Florida corporation VetMall, Inc.) ("VetMall"), with the remaining shares being owned by W.A. Butler & Company ("Butler"), one of the nation's largest veterinary products distributors. Concurrent with the acquisition of Desktop, the Company acquired an additional 20% interest in VetMall from Butler. VetMall.com is the web site owned by VetMall and is a business-to-business portal linking animal health product manufacturers, distributors, and veterinarians. See "Acquisitions".

     On April 19, 2000, the Company acquired Valley Drug Company ("Valley"), a full-line, primary wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products and general merchandise. This acquisition helped the Company expand its customer base, product line and market share, and provided the Company with the additional ability to serve its customers as a primary, full-line wholesale distributor, and offer them the convenience of one-stop shopping. Valley has been in operation since 1950, and its offices are located in Youngstown, Ohio. For the year ended December 31, 1999, and the three months ended March 31, 2000, Valley had revenues of approximately $50.5 million and $12.3 million, respectively, and net income of approximately $500,000 and $75,000 for such periods. See "Acquisitions."

     In August 2000, the Company launched DrugMaxTrading.com, thus initiating the new phase of its growth strategy. Through DrugMaxTrading.com, the Company offers one of the first business-to-business online trade exchanges for pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements, dedicated exclusively to manufacturers, distributors, wholesalers and retailers in the pharmaceutical and over-the-counter product industries. Capitalizing on the efficiencies of the Internet and the Company's strategic alliances, this business-to-business site centralizes manufacturers, distributors, wholesalers and retailers to facilitate the execution of mutually beneficial online transactions in an open-market format. No significant revenues have been generated from the DrugMaxTrading.com site at March 31, 2001.

     On September 13, 2000, the Company entered into a letter of intent to purchase substantially all of the assets of Penner & Welsch, Inc. ("P&W"), a wholesale distributor of pharmaceuticals, over-the-counter products and health and beauty care products, headquartered near New Orleans, Louisiana. Also on that date, P&W filed a voluntary petition for Chapter 11 relief under the United States Bankruptcy Code. The case is pending in the United States Bankruptcy Court for the Eastern District of Louisiana. Pursuant to the letter of intent, the Company agreed to work with P&W, on an exclusive basis, to formulate a bankruptcy reorganization plan (the "Plan"). On May 30, 2001, the Plan was filed with the bankruptcy court, pursuant to which the Company will purchase certain of P&W's assets for $750,000 worth of restricted common stock of the Company, plus certain additional consideration, which will be based on the adjusted value of P&W's inventory and accounts receivable, plus the assumption of certain limited liabilities on the closing date. The Company can not guarantee that the Bankruptcy Court will confirm the Plan or any other bankruptcy reorganization plan that is acceptable to the Company or that the Bankruptcy Court will approve the transactions contemplated by the letter of intent. In addition, even if the contemplated transactions are completed, the Company cannot guarantee that it will successfully assimilate the additional personnel, operations, acquired technology and products of P&W into the Company's business, or retain key personnel and customers. See "Legal Proceedings."

     In addition, on September 13, 2000, the Company entered into a management agreement with P&W, pursuant to which it manages the day-to-day operations of P&W, in exchange for a management fee equal to a percentage of the gross revenues of P&W each month. Also on September 13, 2000, the Company entered into a financing and security agreement with P&W, pursuant to which the Company agreed to provide P&W with a secured revolving line of credit for the sole purpose of purchasing inventory from the Company, up to an aggregate amount of $2.5 million as may be requested by P&W and as may be allowed by the Company in its sole discretion. The line of credit is collateralized by a second lien on substantially all of the assets of P&W, second only to P&W's primary banking facility, as well as real estate owned by an affiliate of P&W. On November 20, 2000, the Bankruptcy Court entered a final order approving the financing and security agreement, and on January 30, 2001, the Court entered a final order approving the management agreement. On February 15, 2001, the Bankruptcy Court granted an order approving an increase in the line of credit extended to P&W to an aggregate amount of $3 million. The Company anticipates but cannot guarantee that the management and financing arrangements will continue until such time as a bankruptcy plan is approved by the Court.

     Most recently, the Board of Directors and a majority of the shareholders agreed to change the name of the Company to DrugMax, Inc. to more appropriately reflect the Company's business model. The name change is expected to become effective in the second quarter of fiscal year 2002.

     On June 1, 2001, the Company launched its online pharmacy directory PharmacyMax.com. PharmacyMax.com is a web site that allows the Company's members to create their own web sites. The user-friendly site allows the Company's members to choose the theme of their site, upload pictures, write content, and post health news. PharmacyMax.com offers the Company's members the opportunity to personalize their own web sites with options such as community bulletin boards, directions to the member's location, information about the member pharmacy, and also provides each site with unique e-mail accounts.

Industry Trends

     Pharmaceutical and Healthcare Markets.  According to IMS Health, a company
     -------------------------------------
specializing in information services for the pharmaceutical and health care industries, the United States is the world's largest pharmaceutical market, with 2000 sales of $150 billion, including diagnostics and over-the-counter drugs. That figure is expected to rise to $263 billion in 2005, a projected compound annual growth rate of 11.8%. This continued growth rate of the sales of pharmaceutical products was attributed to a number of factors including:

       . the value added by the introduction of new drugs into the marketplace, which more than offsets the value lost by medications losing patent protection;

       . new patterns of drug lifestyle management, resulting in higher sales occurring earlier in the life cycle of a medication;

       .   increased money spent on direct-to-consumer marketing initiatives;
           and

       . an unprecedented period of investment by pharmaceutical companies worldwide.

     Management believes that, currently, the pharmaceutical and health care product markets are serviced primarily by traditional full-line wholesalers.

     Internet.  The Internet has emerged as the fastest growing communications
     --------
medium in history and is dramatically changing how businesses and individuals communicate and share information. International Data Corporation estimates that the number of Internet users will grow from 97 million at the end of 1998 to 320 million by 2002. The Internet has created new opportunities for conducting commerce, such as business-to-consumer and person-to-person e-commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that offers the potential for organizations to streamline complex processes, lower costs and Internet productivity. Internet-based business-to-business e-commerce is poised for rapid growth and is expected to represent a significantly larger opportunity than business-to-consumer or person-to-person e-commerce. According to Gartner Group, worldwide business-to-business Internet revenue was $433.3 billion in 2000, and in 2001 that total is projected to reach $919 billion. North America accounted for 59% of the worldwide total in 2000, with business-to-business Internet commerce totaling $255 billion, and in 2001 it will represent 52% as it hits $480 billion. By 2005, worldwide business-to-business Internet commerce will be more than $8.5 trillion, and the North American region will total $3.6 trillion, which will be 42% of the overall market. The Company cannot guarantee that the Company will benefit from this growth.

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

Objectives and Strategy

     The Company's key business objectives are:

          . to become a leading full-line wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements, with an emphasis on online sales; and

          . to own and operate a leading online trade exchange for pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements.

     To accomplish these objectives, the Company plans to:

          . market its name, products and services to create brand recognition and generate and capture traffic on its web sites;

          . provide quality products at competitive prices and efficient service;

          . develop strategic relationships that increase the Company's online content and product offerings;

          . maintain technology focus and expertise to improve efficiency and ease of use of its web sites; and

          .    attract and retain exceptional employees.

Sales and Marketing, Customer Service and Support

     The Company's products are sold both through traditional wholesale distribution lines and e-commerce venues, including the Company's web sites, www.drugmax.com and www.DrugMaxTrading.com. The Company believes its e-commerce, business-to-business model will allow the Company to leverage its existing wholesale distribution business, thus increasing its ability to effectively market and distribute its products. The Company uses a variety of programs to stimulate demand for its products and increase traffic to its web sites, including a direct sales force, telemarketing and advertising.

     Direct Sales. The Company maintains employees to act as its direct sales force to target organizations that buy and sell the products it carries.

     Telemarketing. The Company maintains an in-house telemarketing group for use in customer prospecting, lead generation and lead follow-up.

     Advertising. The Company advertises in trade journals, at trade shows and engages in co-branding arrangements. In addition to strategic agreements and traditional advertising, the Company also uses many online sales and marketing techniques to increase brand recognition and to direct traffic to its online stores. These include banner ads on search engine web sites and Internet directories, direct links from healthcare home pages, and mass e-mailings.

     Customer Service and Support. The Company believes that it can establish and maintain long-term relationships with its customers and encourage repeat visits if, among other things, the Company has excellent customer support and service. The Company currently offers information regarding its products and services and answers customer questions about the ordering process, and investigates the status of orders, shipments and payments. A customer can access the Company by fax or e-mail by following prompts located on its web sites or by calling the Company's toll-free telephone line. In the future, the Company may out-source its customer support services to a provider of customer support services.

     Promotion of Web Sites. The Company is promoting, advertising and increasing recognition of its web sites through a variety of marketing and promotional techniques, including:

          . developing co-marketing agreements with major online sites and services;

          .    enhancing online content and ease of use of Company web sites;

          .    enhancing customer service and technical support;

          .    advertising in trade journals and at industry trade shows;

          .    conducting an ongoing public relations campaign; and

          .    developing other business alliances and partnerships.


Distribution

     The Company's e-commerce venues and traditional marketing efforts are supported by three distribution centers, located in Pittsburgh, Pennsylvania; Mandeville, Louisiana; and Youngstown, Ohio. These locations enable the Company to deliver approximately 95% of its products to its customers via next day delivery. The remaining product is distributed by its delivery vans in regions of eastern Ohio and western Pennsylvania, or by common carrier to more distant customers. The Company's shipping department verifies all orders prior to shipment, in order to reduce inventory discrepancies and shrinkage, as well as maintain good customer relations.

Purchasing

     The Company purchases over 20,000 stock keeping units primarily from manufacturers and secondarily from other wholesalers and distributors. The Company's purchasing department constantly monitors the market to take advantage of periodic volume discounts, market discounts and pricing changes.

DrugMaxTrading.com Business-to-Business Trade Exchange

     In August 2000, the Company initiated the most recent phase of its growth strategy through the launch of its online trade exchange, DrugMaxTrading.com. Through DrugMaxTrading.com, the Company offers one of the first business-to-business online trade exchanges for pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements, dedicated exclusively to manufacturers, distributors, wholesalers and retailers in the pharmaceutical and over-the-counter product industries. Capitalizing on the efficiencies of the Internet and the Company's strategic alliances, this business-to-business site brings together manufacturers, distributors, wholesalers, and retailers to facilitate the execution of mutually beneficial online transactions in an open-market format, while enabling them to manage their entire buying/selling cycle over the Internet. The Company's e-commerce services allow its trade exchange members to lower their overall costs of doing business while providing them with wider market access and the best prices available.

     Through its trade exchange, the Company expects to derive profits from:

          .    transaction fees from the operation of the online trade exchange;

          .    banner advertisements;

          .    sponsored newsletters;

          .    online auctions;

          .    slotting fees; and

          . other special e-commerce services related to its online trade exchange.

     In addition, the Company believes that the combination of its e-commerce trade exchange, its "clicks and mortar" business model and traditional distribution methods, will allow the Company to aggressively market and distribute its products to new customers.

     DrugMaxTrading.com's primary objective is to match buyers and sellers who wish to trade or exchange goods and services related to the pharmaceutical and over-the-counter products, health and beauty care products and nutritional supplements industries. Users can conduct transactions using alternative market-making mechanisms designed to achieve an optimal price versus volume goal. The Company's innovative "Best Buy" technology provides its members with the best prices on the market, while its "Closeout" and "Auction" technology provides its members with "Open Market Trading" that allows them unique buying and selling opportunities.

     Best Buy System. The Best Buy System is an online catalog powered by a multi-vendor database and a database containing each of its members' personal buying preferences. The format is designed primarily for recurring product sales. Product information is uploaded into the DrugMaxTrading.com database by multiple vendors, and a corresponding system for purchasers automatically searches for the desired product and provides access to the lowest prices available. Once the Company's members are registered, they can select or "upload" their list of items they wish to buy. The Best Buy System cross references their selected items with all the vendors selling these items and displays the lowest price. Each order is filled by the lowest price available. If the order for the lowest selling price exceeds the quantity available by that seller, the seller with the next lowest price will be contacted to complete the order. The Best Buy System also allows members to select items for their "Product Watch" portfolio. These items are items that the members wish to monitor on an ongoing basis.

     Closeout System. This format is designed for users who want to sell their products as quickly as possible. Short-dated inventory items account for a majority of closeouts. Through the Closeout System, members can offer and purchase products approaching expiration. Based on the expiration date, the price of the products will decrease daily based on intervals set by the sellers as the expiration date approaches, giving buyers the best deal and sellers a channel for end-of-life product management. The sale will continue until the expiration date passes or the items are completely sold.

     Auctions. This format is designed for sellers that want a market for their non-traditional products or who are carrying excess inventory that they need to sell. It provides buying members with the opportunity to participate in auctions as inventory is posed for sale. The Company provides for both English auctions and Dutch auctions. In an English auction, as the bidding begins, bids are ranked in order of price, then quantity and then time. The bidder with the highest bid, highest quantity and first time will be the winner, as long as the minimum requirements are met. In a Dutch auction, as the bidding begins, bids are ranked in order of price, then quantity and then time. The bidders with the highest bid will be the winner, as long as the minimum requirements are met.

Technology and Security

     The Company hosts and maintains its web sites and contracts with a third party that provides backup web hosting services. The backup provider delivers a secure platform for server hosting with uninterruptible power supply and back up generators, fire suppression, raised floors, heating ventilation and air-conditioning, separate cooling zones, operations twenty-four-hours-a-day, seven-days-a-week. To protect the customer information the Company receives, the Company uses SSL (Secure Socket Layer) encrypted protocol, user names and passwords, and other tools. The Company also has its own certificate server from Microsoft that encrypts the registration session to protect the customer information. In addition, the Company has taken steps to protect the registration information residing in its servers by using firewalls, backups and other preventive measures designed to protect the privacy of its customers. The Company restricts access to customer personal and financial data to those authorized employees who have a need for these records. The Company does not release information about its customers to third parties without the prior written consent of its customers unless otherwise required by law.

     Notwithstanding these precautions, the Company cannot assure that the security mechanisms will prevent security breaches or service breakdowns. Despite the network security measures the Company has implemented, its servers may be vulnerable to computer viruses, physical or electronic break-ins or other similar disruptions. Such a disruption could lead to interruptions or delays in its service, loss of data, or its inability to accept and fulfill customer orders. Any of these events could materially affect the Company's business.

Competition

     In every area of operations, the Company faces strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains and from manufacturers engaged in direct distribution. Many of its current and potential competitors have longer operating histories and larger customer bases than the Company does. In addition, many of the Company's competitors have greater brand recognition and significantly greater financial, marketing and other resources, and may be able to:

          .    secure merchandise from vendors on more favorable terms;

          .    devote greater resources to marketing and promotional campaigns;
               and

          .    adopt more aggressive pricing or inventory availability policies.

     In addition, certain of its competitors, such as McKesson HBOC, Inc., Cardinal Health, Inc., FreeMarkets, Inc., and Ventro Corporation have developed or may be able to develop e-commerce operations that compete with the Company's e-commerce operations, and may be able to devote substantially more resources to web site development and systems development than the Company. The online commerce market is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at relatively low cost. The Company believes that the critical success factors for companies seeking to create Internet business-to-business e-commerce solutions include the following:

          .    breadth and depth of product offerings;

          .    brand recognition;

          .    depth of existing customer base; and

          .    ease of use and convenience.

     Unlike other well-publicized product categories such as online book or compact disc retailing, there is no current market leader in its online business-to-business market segment. The Company's immediate goal is to position itself as a leading business-to-business e-commerce and online trade exchange provider for, pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. To that end, the Company believes that its early entry into the online market may enable the

Company to establish critical competitive advantages over future competitors. Management believes that such competitive advantages include:

          .    the establishment of a recognizable brand;

          .    the development of online marketing and media relationships;

          . the development of important relationships with manufacturers, distributors, wholesalers and content providers; and

          .    exposure to an existing customer base.

     However, competitive pressures created by any one of its current or future competitors, or by its competitors collectively, could materially affect the Company's business. The Company believes that the principal competitive factors in its market are and will be:


          .    brand recognition         .  selection
          .    speed and accessibility   .  customer service
          .    quality of site content   .  reliability and speed of fulfillment
          .    convenience               .  price

Government Regulations and Legal Uncertainties

     Healthcare Regulation. The manufacturing, packaging, labeling, advertising, promotion, distribution and sale of most of the Company's products are subject to regulation by numerous governmental agencies, particularly the United States Food and Drug Administration, which regulates most of its products under the Federal Food, Drug and Cosmetic Act, and the United States Federal Trade Commission, which regulates the advertising of many of its products under the Federal Trade Commission Act. The Company's products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Department of Environmental Regulation and the Occupational Safety and Health Administration. The manufacturing, labeling and advertising of its products is also regulated by the Occupational Safety and Health Administration through various state and local agencies.

     Furthermore, the Company and/or its customers are subject to extensive licensing requirements and comprehensive regulation governing various aspects of the healthcare delivery system, including the so called "fraud and abuse" laws. The fraud and abuse laws preclude:

          . persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid, and

          . physicians from making referrals to certain entities with which they have a financial relationship.

The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretations. Significant criminal, civil and administrative sanctions may be imposed for violation of these laws and regulations.

     The Company's advertising of dietary supplement products is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, in addition to state and local regulation. The Federal Trade Commission Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Trade Commission Act also provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the Federal Trade Commission's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made.

     Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this Federal Trade Commission requirement, the Company is required to have adequate substantiation for all material advertising claims made for its products.

     The Company may be subject to additional laws or regulations by the Food and Drug Administration or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company consider favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The

Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. The Food and Drug Administration or other governmental regulatory bodies could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material and adverse effect on the Company's business.

     The Company's products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. In addition, a variety of new approaches have been proposed to continue to reduce cost, including mandated basic healthcare benefits and controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate with respect to these issues will likely continue in the future. Because of uncertainty regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company. The Company expects the healthcare industry to continue to change significantly in the future. Some of these changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the privacy of patient information, or the delivery of pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to greatly reduce the amount of the Company's products and services they purchase or the price they are willing to pay for the Company's products. Changes in pharmaceutical manufacturers' pricing or distribution policies could also significantly reduce its income.

     While the Company uses its best efforts to adhere to the regulatory and licensing requirements, as well as any other requirements affecting the Company's products, compliance with these often requires subjective legislative interpretation. Consequently, the Company cannot assure that its compliance efforts will be deemed sufficient by regulatory agencies and commissions enforcing these requirements. Violation of these regulations may result in civil and criminal penalties, which could materially and adversely affect its operations.

     Internet Regulation. Few laws currently regulate the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. Such laws and regulations may cover issues such as:

          .    user privacy           .  distribution
          .    pricing                .  taxation
          .    content                .  characteristics and quality of products
          .    copyrights             .  services

     Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. The Company believes that its use of third party material on its portal is permitted under current provisions of copyright law. However, because legal rights to certain aspects of Internet content and commerce are not clearly settled, its ability to rely upon exemptions or defenses under copyright law is uncertain. Also, although not yet enacted, Congress is considering laws regarding Internet taxation. In addition, various jurisdictions already have enacted laws that are not specifically directed to electronic commerce but that could affect its business. The applicability of many of these laws to the Internet is uncertain and could expose the Company to substantial liability. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could materially and adversely affect the Company. If the Company were alleged to violate federal, state or foreign, civil or criminal law, even if the Company could successfully defend such claims, it could materially and adversely affect the Company.

     Additionally, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Furthermore, local telephone carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If either of these petitions are granted, the costs of communicating on the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any such legislation or regulation could materially and adversely affect its business, financial condition and operating results.

Proprietary Rights

     The Company believes that protecting its trademarks and registered domain names is important to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of the Company's products. To protect its proprietary rights, the Company relies on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers. Despite such protections, however, the Company may be unable to fully protect its intellectual property. See "Risk Factors."


Employees

     The Company currently employs 64 employees and two consultants. Labor unions do not represent any of these employees. The Company considers its employee relations to be good. Competition for qualified personnel in its industry is intense, particularly for technical staff responsible for marketing, advertising, web development, and general and administrative activities.

     Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible. Each of the employees is eligible for stock option grants in accordance with the provisions of the Company's 1999 Stock Option Plan, as determined by the Administrator of the Plan.

     In August 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option Plan ("1999 Plan"). The purpose of the 1999 Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan provides for the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase an aggregate of 400,000 shares of common stock. At a Board Meeting held on March 30, 2001, it was agreed to increase the options to purchase shares of common stock by an aggregate of 1,000,000, thereby creating total stock options available for issuance of 1,400,000.

                                 ACQUISITIONS

     The Company has made the following material acquisitions:

Becan

     On November 26, 1999, the Company acquired all of the common stock of Becan Distributors, Inc. ("Becan"), a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. Becan was a wholly owned subsidiary of Dynamic Health Products, Inc. ("Dynamic"), an affiliate of Jugal
K. Taneja, a principal shareholder and CEO and Chairman of the Board and director of the Company. In connection with the acquisition, the Company paid Becan's then parent company Dynamic the sum of $2,000,000 in cash, and 2,000,000 (post one-for-two reverse stock split) shares of Company common stock in exchange for all of the outstanding shares of Becan common stock. In addition, the Company also deposited 1,000,000 shares of its common stock into escrow for future issuance to Dynamic upon the attainment of certain financial targets by the Company for the fiscal years ending March 31, 2000 and 2001. The Company did not attain its financial target for the fiscal year ending March 31, 2000 and as a result 500,000 shares were returned to the Company. The Company did attain the financial target for the fiscal year ended March 31, 2001; therefore the remaining 500,000 shares of common stock held in escrow will be issued to Dynamic subsequent to March 31, 2001. In March 2000, Becan was merged into the Company and no longer operates as a wholly owned subsidiary of the Company.

Business: Becan was incorporated in November 1996, in Ohio and commenced operations in January 1997. Becan was acquired by Dynamic in June 1998. Becan is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. In August 1998, Becan formed Discount(Rx), Inc. ("Discount"), a Louisiana corporation which also acts as a wholesale distributor of pharmaceuticals, and to a lesser extent, over-the-counter, and health and beauty care products. Becan operates two distribution centers, one of which is a 4,024 square foot leased facility located in Pittsburgh, Pennsylvania, used by Becan, and the other is a 1,200 square foot leased facility located in Mandeville, Louisiana, used by Discount. Both of these facilities are used for the wholesale distribution of pharmaceuticals and health and beauty care products. The products which Becan and Discount distribute are acquired from various manufacturers, including Bergen Brunswig Drug Company, Pharmserv, Inc., Merck & Co, Inc., and Abbott Laboratories.

Product Line: Becan and Discount offer over sixty branded pharmaceuticals to their customers, along with diabetic test strips, a limited number of generic pharmaceuticals, a line of nutriceuticals, and a line of exclusive over-the-counter products. The branded pharmaceuticals account for 90% of the sales for both companies, while diabetic test strips account for 5%, generics for 1%, nutriceuticals for 2%, and the exclusive over-the-counter products account for 2%. In addition to strengthening their core business, the branded pharmaceuticals, both Becan and Discount are engaged in growing the nutriceuticals business, which is one of the fastest growing categories within their customer base. Both companies have agreements with licensed alternate source facilities from which they purchase and sell merchandise to.

Market for Product Line:  Substantially all of both companies' total sales are
to independent pharmacies.    The overall market for Becan is defined as the
Continental U.S., however initial concentration has been on accounts in central and eastern United States.

Sales and Marketing: Becan and Discount utilize a combination of inside sales and marketing, field sales calls, and independent contractors for its sales and marketing efforts. The majority of Becan's day to day sales is accomplished through its inside sales efforts. All of Becan's sales efforts focus on retaining its existing customer base and identifying new customers.

Distribution: Becan and Discount have two distribution locations, one in Pittsburgh, Pennsylvania, and the other in Mandeville, Louisiana, respectively. These locations are strategically located to enable the companies to deliver approximately ninety-five percent of the product to their customers via next day delivery. The remaining product (large over-the-counter orders) is distributed via bulk shipments that are delivered via common carriers. In all instances a minimum order quantity is required to offset delivery costs and ensure profitability.

Management Information Systems: Becan and Discount use two different management tools to regulate their inventories, one provided by their accounting software, and the other an in-house system. The in-house system tracks purchases and sales, and calculates average purchases against sales, including a growth factor, and then suggests the appropriate inventory to purchase. Using these systems, both Becan and Discount provide their customers with an inventory fill rate that surpasses the industry average. Both companies also track price increases. This allows both companies to forecast when a price increase will take place, and allows them to purchase the appropriate amount of inventory to take advantage of those price increases.

Competition: There are a number of suppliers within each of Becan's and Discount's market areas that provide branded pharmaceuticals and other products to independent pharmacies, Internet pharmacies, clinics and other licensed outlets. Both Becan and Discount have developed a niche within the market of the other suppliers by offering their customers the needed product at below market prices.

Desktop

     On March 20, 2000, the Company acquired all of the issued and outstanding capital stock of Desktop Corporation, a Texas corporation, in exchange for a total of 50,000 shares of Company common stock and $100,000. An additional 49,985 shares of Company common stock was issued to satisfy outstanding debt of Desktop Corporation.

     Desktop Corporation, organized in 1995, is engaged in the business of designing and developing customized Internet solutions. Its revenues and net loss for the year ended March 31, 2000 were $2.4 million and $1.9 million, respectively. In July, 1999 Desktop Corporation and W.A. Butler Company ("Butler"), one of the nation's largest veterinary product distributors, formed VetMall LLC, each owning a 50% interest. During the period from inception to acquisition of Desktop Corporation by the Company, VetMall LLC (later converted to a newly formed Florida corporation VetMall, Inc.) ("VetMall") was developing a web site, VetMall.com, a business-to-business portal linking animal health product manufacturers, distributors, and veterinarians. VetMall provides a site to place and receive product orders, and to display and exchange information about animal care, services and products.

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

     Simultaneously with the acquisition of Desktop Corporation, the Company entered into a stock purchase agreement with Butler, whereby Butler sold to the Company 20% of the issued and outstanding membership shares of VetMall, in exchange for the payment of $1,000,000 cash plus the issuance to Butler of 25,000 shares of the Company's common stock. As a result, the company owns through its ownership of Desktop Corporation, a 70% interest in VetMall.

  In May 2000, the Company formed Desktop Media Group, Inc. ("Desktop Media") a Florida corporation, to develop web based and Internet software for the Company. On September 15, 2000, Desktop Corporation and Desktop Media executed Articles of Merger whereby Desktop Corporation was merged into Desktop Media, with Desktop Media Group, Inc. ("Desktop") being the surviving entity.

     Since the acquisitions of Desktop and VetMall, management has reconsidered its original business plans regarding those companies, and has determined that the amount of transition expense, loss of customer base, and problems with the VetMall web site, as well as the delay of its startup, are all factors which contributed to the Company's negative cash flow for the twelve months ending March 31, 2001. As a result, during the fourth quarter of fiscal year ended March 31, 2001, the Company reassessed the value of the intangible assets and property, equipment and software recorded by the Company as a result of the acquisitions of Desktop and VetMall. After assessment of the acquired software asset, management concluded that the carrying value did not realize the net
value for that software.   The economic factors indicated above have caused
management to revise downward its estimates of future cash flows from current and future revenues associated with the Desktop and VetMall businesses. As a result of management's analysis, and using the best information available, management recorded an impairment of intangible assets charge of $3,983,004, net of amortization and depreciation, for the fourth quarter of 2001. Currently, the primary function of Desktop continues to be the design, development and maintenance the VetMall web site, but although management has made improvements to the VetMall web site, there are no current plans for the operation of that business which would generate positive cash flow. The Company continues to consider its options regarding Desktop and VetMall, including the possible liquidation of those assets in the future. See "Management's Discussion and Analysis."

Valley Drug Company

     On April 19, 2000, DrugMax Acquisition Corporation ("Buyer"), a wholly owned subsidiary of the Company, Valley Drug Company ("Valley"), Ronald J. Patrick ("Patrick") and Ralph A. Blundo ("Blundo" and together with Patrick, the "Sellers") signed a Merger Purchase Agreement (the "Agreement"), pursuant to which the Company acquired Valley. In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company's common stock and cash in the amount of $1.7 million. Valley loaned the Sellers $170,000, of which $100,000 is outstanding at March 31, 2001, to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These interest-free notes receivable are to be repaid upon the Sellers' sale of Company common stock, which is restricted stock subject to a holding period through April 19, 2001. The Sellers were granted the right to include their shares in any registration filed by the Company until such time as their shares of the Company common stock may be sold pursuant to Rule 144 of the General Rules and Regulations promulgated under the Securities Act of 1933, as amended. In addition, the Sellers deposited 22,666 shares of the Company's common stock with an escrow agent (the "Holdback Shares"). Based on audited financial statements of Valley as of April 19, 2000, the stockholders' equity amounted to $400,667, which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares have been returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition.

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

Market for Product Line: Historically, over 85% of Valley's total sales have been to independent pharmacies, 10% to hospitals, and 5% to nursing homes. Valley's customer base covers a region of eastern Ohio and western Pennsylvania. A 75 mile radius surrounding Youngstown, Ohio has been the Company's market concentration, which allows for daily delivery of product at a manageable cost. The current resurgence of the independent pharmacies have provided opportunities to Valley to expand its customer base.

Sales and Marketing: Valley Drug Company utilizes an inside sales team for its sales and marketing efforts. A team of 5 salespersons diligently work daily to maintain current customer relations, expand sales to existing customers, and search out new opportunities, unique to the industry, Valley salesmen visit the stores of each account at least bi-weekly.

Distribution: All of Valley's sales orders are shipped from its warehouse located in Youngstown, Ohio. The location is strategically located in order to provide next day delivery via its delivery vans and to service the major markets which surround it geographically.

Management Information System: Valley's information system is maintained on an IBM AS 400 platform. The accounting information for sales, purchases, perpetual inventory transactions, cash receipts and disbursements and sophisticated management reports are provided timely for analytical and bookkeeping purposes. Also, the order entry system was designed specifically for Valley and allows its customers to order product 24 hours per day either via fax, telxon recorder or phone modem. It has the capabilities of receiving orders over the Internet.
The system provides data to management enabling it to review sales trends and customer base, monitor inventory levels, credit and collection issues, and purchasing frequency and cost anticipation. Communication and availability of data is possible through a local area network ring.

                                 RISK FACTORS

     The Company's operations are subject to the following risks:

The Company has incurred net losses since inception and may incur additional losses in the future, which may require the Company to seek additional financing.

     The Company had revenues of approximately $177.7 million for the year ended March 31, 2001 and net losses of approximately $7.8 million for such period.
The Company expects to continue to invest heavily in brand development, marketing and promotion, as well as technology and operating infrastructure development. In addition, the Company expects to continue to incur expenses relating to strategic acquisitions, including expenses related to the integration of those acquisitions into the Company's business. The Company cannot be certain that it can achieve positive cash flows on a quarterly or annual basis in the future. If the Company does not achieve or sustain positive cash flows, the Company may be unable to meet its working capital requirements without obtaining additional financing.

To meet the Company's plans, the Company will require additional capital in the future which may not be available to the Company.

     The Company's expansion and development plans are expected to consume substantial amounts of capital. The Company's future capital requirements will depend upon many factors, including, but not limited to:

          . the extent to which the Company can develop and brand the Company's name;

          . the frequency with which the Company can make future acquisitions;

          .    the rate at which the Company can hire additional personnel;

          . the rate at which the Company can expand the services that it offers; and

          . the extent to which the Company can develop and upgrade the Company's technology.

     Because of these factors, the Company's actual revenues and costs are uncertain and may vary considerably. These variations may significantly affect the Company's future need for capital. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates. In particular, the Company's estimates may be inaccurate as a result of changes and fluctuations in the Company's revenues, operating costs and development expenses. The Company's revenues, operating costs and development expenses will be negatively affected by any inability to:

          . effectively and efficiently manage the expansion of the Company's operations;

          . negotiate favorable contracts and relationships with manufacturers, distributors and wholesalers; and

          . obtain brand recognition, attract a sufficient number of customers or increase the volume of e-commerce sales of the Company's products and e-commerce trade exchange services.

     Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm the Company's business.

The Company has a limited operating history and may not be able to successfully manage the Company's business or achieve profitability.

     The Company acquired its primary wholesale distribution operations in two transactions in November 1999 and April 2000. In addition, its launched its web site, www.drugmax.com, in December 1999, and its DrugMaxTrading online trade exchange, at www.DrugMaxTrading.com, in August 2000. Accordingly, the Company has only a limited operating history on which to base an evaluation of its business and prospects.

The Company is dependent on certain employees.

     The Company is substantially dependent on the efforts of William L. LaGamba, President and Chief Operating Officer, and Jugal K. Taneja, Chairman of the Board and Chief Executive Officer. In addition, the Company's future success depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. The Company currently has 64 employees and two consultants. The e-commerce market is highly competitive; attracting and retaining new personnel could be costly in terms of cash compensation or equity, or such personnel may not be available to the Company on any terms. Competition for these individuals is intense, and its may be unable successfully to attract, assimilate or retain sufficiently qualified personnel in the future. The Company does not currently carry key man life insurance for its principal officers.

The Company may not be able to complete future strategic acquisitions, delaying its growth plans.

     The Company's growth to date largely has resulted from acquisitions. A significant component of its future growth strategy is to continue to make such acquisitions. The Company is continually evaluating possible acquisitions of businesses or product lines that complement or expand its existing business or product lines, and intends to pursue favorable opportunities as they arise. The evaluation of prospective acquisitions and the negotiation of acquisition agreements may require substantial expense and management time, and not all potential acquisitions ultimately are consummated. Further, the Company cannot guarantee that suitable acquisition candidates will be found or that acquisitions can be completed on favorable terms. In addition, even if it is able to complete such acquisitions, it cannot guarantee that the acquired companies or assets will be successfully integrated into the Company. Acquisitions may be announced or completed at any time and may be dilutive to earnings per share on a pro forma basis.

Acquisitions may disrupt or otherwise have a negative impact on the Company's business and may result in dilution to existing stockholders.

     In the past twelve months, the Company has completed one acquisition and currently has one potential acquisition pending. In the future, the Company intends to continue to seek investments in complementary businesses, product lines and technology. If the Company buys a company, or an operating division, the Company could have difficulty in assimilating the personnel and operations. In addition, the key personnel of an acquired company may decide not to work for the Company and customers and vendors of the acquired company may decide not to do business with the Company. The Company could also have difficulty in assimilating the acquired business, products or technology into its operations. These difficulties could disrupt its ongoing business, distract its management and employees and increase its expenses. In addition, future acquisitions could have a negative impact on its business, financial condition and results of operations. Furthermore, the Company may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which may be dilutive to its existing stockholders.

If not managed efficiently, the Company's rapid growth may divert management's attention from the operation of its business which could hinder its ability to operate successfully.

     The Company's growth has placed, and its anticipated continued growth will continue to place, significant demands on its managerial and operational resources. The Company's failure to manage its growth efficiently may divert management's attention from the operation of its business and render the Company unable to keep pace with its customers' demands.

The Company relies on manufacturers, distributors and wholesalers for its products, the unavailability of which could hinder its ability to operate successfully.

     The Company is dependent upon manufacturers, distributors and wholesalers to supply the Company with products for resale. The price, term and supply of these products is unpredictable. As is common in the industry, the Company has no long-term or exclusive arrangements with any manufacturer, distributor or wholesaler that guarantees the availability of any material portion of its products for resale.

The Company's markets are highly competitive and it may be unable to compete effectively.

     The pharmaceutical and over-the-counter product industries are intensely competitive. To strategically respond to changes in the competitive environment, the Company may sometimes make pricing, service or marketing decisions or acquisitions that could materially hurt its business. The Company cannot guarantee that it can compete successfully against current and future competitors. See "Business--Competition."

The Company's online trade exchange may not be successful if it is not adopted by a significant number of buyers and suppliers.

     The Company launched its DrugMaxTrading.com online trade exchange in August 2000. If it does not successfully attract a significant number of buyers and suppliers to its online trade exchange, the online trade exchange will not be widely accepted, which in turn would limit the growth of the Company's e-commerce revenues and could adversely affect its business, financial condition and operating results. Whether the Company can retain and attract buyers and suppliers will depend in large part on its ability to design, develop and implement a secure, user-friendly application with features and functionality that buyers and suppliers find attractive in an e-commerce solution and that provides substantial value to its users over their traditional procurement methods. Buyers and suppliers may continue purchasing and selling products through traditional procurement methods, rather than adopting an e-commerce solution. Buyers and suppliers also may not use its online trade exchange if they do not perceive it as a neutral marketplace that does not favor one participant over another.

The Company may not successfully protect its proprietary rights.

     To protect its proprietary rights, the Company will rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others. The Company has applied for federal registration of the mark "DrugMax" in the United States. The Company cannot be certain that federal registration of this trademark will be completed or issued. In addition, effective trademark, service mark, copyright and trade secret protection may be unavailable in every country in which its products and services are made available online in the future. The Company has not applied to register any mark outside the United States or undertaken any trademark searches to determine whether any of these marks are available for use or registration outside the United States.

     To date, the Company's business has not been interrupted as the result of any claim of infringement. However, the Company cannot guarantee it will not be adversely affected by the successful assertion of intellectual property rights belonging to others. The effects of such assertions could include requiring the Company to alter or withdraw existing trademarks or products, delaying or preventing the introduction of products, or forcing the Company to pay damages if the products have been introduced. The steps it takes to protect its proprietary rights may be inadequate, or third parties might infringe or misappropriate its trade secrets, copyrights, trademarks, trade dress and similar proprietary rights. In addition, others could independently develop substantially equivalent intellectual property. The Company may have to litigate in the future to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and the diversion of its management and technical resources which could harm the Company's business. See "Business-Proprietary Rights."

     The Company also utilizes the registered domain names www.drugmax.com and www.DrugMaxTrading.com. Currently, the acquisition and maintenance of domain names is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. These changes could include the introduction of additional top level domains, which could cause confusion among web users trying to locate its sites. As a result, the Company may not be able to maintain its domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company may be unable to prevent third parties from acquiring domain names that are similar to those belonging to the Company. The acquisition of similar domain names by third parties could cause confusion among web users attempting to locate the Company's site and could decrease the value of its brand name.

The Company is subject to risks associated with dependence on the Internet and Internet infrastructure development.

     The Company's success will depend in large part on continued growth in, and the use of, the Internet. There are critical issues concerning the commercial use of the Internet which remain unresolved. The issues concerning the commercial use of the Internet which its expect to affect the development of the market for the Company's products and services include:


     .    security            .    ease of access
     .    reliability         .    quality of service
     .    cost                .    necessary increases in bandwidth availability

     The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon traditional means of commerce and communications, generally will require that these enterprises accept a new medium for conducting business and exchanging information. These entities likely will accept this new medium only if the Internet provides them with greater efficiency and an improved arena for commerce and communication.

     Demand and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including the growth in access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences and increases in user bandwidth. If the Internet fails to develop or develops more slowly than is expected as a commercial or business medium, it may adversely affect its business.

The Company's future e-commerce operating results are unpredictable, and fluctuations in its revenues and operating results may cause its stock's trading price to be highly volatile.

     The Company's revenues and operating results may fluctuate significantly from time to time due to a number of factors, not all of which are in its control. These factors include:

          . The Company's ability to attract and retain new customers and maintain customer satisfaction;

          . new web sites, services and products introduced by the Company or by its competitors;

          .  price competition;

          . the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner;

          . traffic levels on the Company's web sites and its ability to convert that traffic into customers;

          . general technical difficulties or system downtime affecting the Internet or online services or the operation of its web sites;

          . the failure of Internet bandwidth to increase significantly over time and/or an increase in the cost to consumers of obtaining or using Internet bandwidth;

          . government regulations related to use of the Internet for commerce or sales and distribution of natural products; and

          . general economic conditions and economic conditions specific to the Internet, online commerce and the software industry.

     The Company's failure to produce operating results that meet securities analysts' or investor expectations in one or more quarters may materially and adversely affect the price of its common stock.

The Company is subject to capacity constraint system development risks which may result in its inability to service its customers and meet its growth expectations.

     A key element of its strategy is to generate a high volume of traffic on, and use of, the Company's web sites. Accordingly, the Company's web site transaction processing systems and network infrastructure performance, reliability and availability are critical to its operating results. These factors are also critical to its reputation and its ability to attract and retain customers and maintain adequate customer service levels. The volume of goods it sells and the attractiveness of its product and service offerings will decrease if there are any systems interruptions that affect the availability of its web sites or its ability to fulfill orders. The Company expects to continually enhance and expand its technology and transaction processing systems, and network infrastructure and other technologies, to accommodate increases in the volume of traffic on its web sites. The Company may be unsuccessful in these efforts or its may be unable to accurately project the rate or timing of increases in the use of its web sites. The Company may also fail timely to expand and upgrade its systems and infrastructure to accommodate these increases.

Rapid technological change may adversely affect the Company's business and increase its business costs.

     The Internet and the e-commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then the Company's existing web sites, proprietary technology and systems may become obsolete. The Company's future success will depend on its ability to do the following:

        . license and/or internally develop leading technologies useful in its business;

        . enhance its existing services;

        . develop new services and technology that address the increasingly sophisticated and varied needs of its existing and prospective customers; and

        . respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     The development of the Company's web sites and other proprietary technology entails significant technical and business risks. The Company may use new technologies ineffectively or it may fail to adapt its web sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If the Company faces material delays in introducing new services, products and enhancements, the Company's customers may decide not to use its products and services and use those of its competitors.

The Company is subject to risk of system failure which may hinder its ability to operate successfully.

     The Company's success, in particular its ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of its computer and communications systems. The Company hosts and maintains its own web sites. While its contract with a third party to provide back up web hosting services, the Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company carries no business interruption insurance to compensate the Company for losses that may occur. In addition, the Company's security mechanisms or those of its suppliers may not prevent security breaches or service breakdowns. Despite its implementation of security measures, the Company's servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These events could cause interruptions or delays in its business, loss of data or render the Company unable to accept and fulfill orders.

The Company is subject to risks associated with online commerce security.

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. The Company's business may be adversely affected if its security measures do not prevent security breaches, and the Company cannot assure that it can prevent all security breaches. Security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability.


Item 2. PROPERTIES.

     The Company does not own or hold any legal or equitable interest in any real estate. The Company leases its principal administrative, marketing and customer service facility containing 3,550 square feet of air-conditioned office space and 2,950 square feet of air-conditioned warehouse space, located at 12505 Starkey Road, Suite A, Largo, FL 33773. The term of the lease for the Largo facility is for three years expiring November 30, 2002 with an initial monthly lease payment of $3,800. The Company leases for its Pittsburgh facility, 1,424 square feet of office and 1,176 square feet of warehouse space located at 203 Parkway West Industrial Park, Pittsburgh, PA 15205, for administrative purposes, and for the sales and distribution of pharmaceutical, beauty, and over-the-counter drug products. The term of the lease for the Pittsburgh facility is for four years expiring February 28, 2003, with an initial monthly lease payment of $1,658. The Company leases for its subsidiary, Discount, 1,200 square feet of office space located at 5200 Highway 22, Suite 12A, Mandeville, LA 70471, for administrative and sales offices. The Mandeville facility costs $900 each month on a month-to-month basis. The Youngstown facility is located at 318 West Boardman Street, Youngstown, Ohio 44503 and consists of approximately 30,000 square feet of office (approximately 3,000 air conditioned space for offices), warehouse and shipping and distribution space. The premises are leased pursuant to a lease with a ten-year term expiring December 30, 2008 with a monthly lease payment of $6,000. The Company believes the currently leased properties are adequate for current operations and future growth.

Item 3. LEGAL PROCEEDINGS.

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings other than as set forth below.

         As set forth above, on September 13, 2000, the Company entered into a letter of intent to purchase substantially all of the assets of Penner & Welsch, Inc. ("P&W"), a wholesale distributor of pharmaceuticals, over-the-counter products and health and beauty care products, headquartered near New Orleans, Louisiana. Also on that date, P&W filed a voluntary petition for Chapter 11 relief under the United States Bankruptcy Code. The case is pending in the United States Bankruptcy Court for the Eastern District of Louisiana (In re Penner & Welsch, Inc., case no. 00-15681). Pursuant to the letter of intent, the Company agreed to work with P&W, on an exclusive basis, to formulate a bankruptcy reorganization plan (the "Plan"). The Plan was filed with the Bankruptcy Court on May 30, 2001. Pursuant to the Plan, the Company will purchase certain assets of P&W for $750,000 worth of restricted DrugMax common stock, plus certain additional consideration, which will be based on the adjusted value of P&W's inventory and accounts receivable, plus the assumption of certain limited liabilities on the closing date. In addition, on September 13, 2000, the Company entered into a management agreement with P&W, pursuant to which it manages the day-to-day operations of P&W, in exchange for a management fee equal to a percentage of the gross revenues of P&W each month, and a financing and security agreement with P&W, pursuant to which the Company agreed to provide P&W with a secured revolving line of credit. On November 20, 2000, the Court entered a final order authorizing the financing and security agreement, and on January 30, 2001, the Court entered a final order approving the management agreement. Notwithstanding these court orders in the Company's favor, the Company cannot guarantee that the Bankruptcy Court will confirm the Plan or any other bankruptcy reorganization plan that is acceptable to the Company or that the Bankruptcy Court will approve the transactions contemplated by the letter of intent. In addition, even if the contemplated transactions are completed, the Company cannot guarantee that it will successfully assimilate the additional personnel, operations, acquired technology and products of P&W into the Company's business, or retain key personnel and customers. See "Business-- History."

         On February 14, 2001, McKesson HBOC, Inc. ("McKesson") , an unsecured creditor of P&W, filed a complaint naming P&W, the Company and the Company's subsidiary, Discount(Rx), Inc. ("Discount"), as defendants in an adversary proceeding related to the above mentioned bankruptcy proceeding (McKesson HBOC,
Inc. v. Penner & Welsch, Inc., et. al., Adversary Case No. 01-1030).   In the
adversary proceeding, McKesson demanded unspecified damages and injunctive relief and alleged that Discount and the Company were accomplices to a scheme by P&W to defraud McKesson due to Discount's interest in acquiring P&W, and its subsequent post petition financing of P&W. Discount and the Company subsequently filed a motion for summary judgment asking that Discount and the Company be dismissed from the adversary proceeding. On May 9, 2001, the Court granted Discount's and the Company's motion, and on May 22, 2001, an order was entered granting summary judgment in favor of Discount and the Company, thereby dismissing Discount and the Company as defendants in the Adversary Proceeding. However, on or about June 4, 2001, McKesson filed a motion to have the dismissal reconsidered or, alternatively, for a new trial. While the Company does not believe that McKesson will be successful in setting a new trial or having the court's order of dismissal overturned, the Company can make no assurances in this regard. The Company intends to vigorously oppose McKesson's latest motion.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Prior to November 19, 1999, the Company's common stock was quoted on the OTC Electronic Bulletin Board and traded under the symbol "JCOM." From March 1997 through November 1999 there was a very limited market for the common stock. From April 1999 to November 19, 1999, there were a total of 18 trades reported for the Company's common stock on the OTC Electronic Bulletin Board. Since November 19, 1999, the Company's common stock has been listed for trading on the Boston Stock Exchange and is currently traded on the Nasdaq SmallCap Market under the symbols "DMA" and "DMAX," respectively. The following table sets forth the closing high and low bid prices for the Common Stock on the Nasdaq Small Cap Market for each calendar quarter commencing on and including the calendar quarter which includes November 19, 1999, the date the Company's stock was first listed for trading on the Nasdaq SmallCap Market, as reported by Nasdaq. Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                                               Common Stock
                                                                             ----------------
                                                                                High     Low
                                                                             ------- --------

1999    Fourth Quarter (commencing November 19, 1999)........................ $19.19   $ 9.00

2000
        First Quarter........................................................ $21.25   $13.00
        Second Quarter ...................................................... $15.69   $ 7.88
        Third Quarter........................................................ $10.20   $ 5.75
        Fourth Quarter....................................................... $ 7.63   $ 2.63

2001    First Quarter........................................................ $ 5.88   $ 2.88
        Second Quarter (through June 18, 2001)............................... $ 7.00   $ 3.25

          As of June 15, 2001, there were approximately 566 shareholders of record of the Company's common stock.

          Historically, the Company has not declared or paid any cash dividends on its common stock. It currently intends to retain any future earnings to fund the development and growth of its business. Any future determination to pay dividends on the common stock will depend upon the Company's results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by the Company's Board of Directors. The Company's current credit facility prohibits the payment of dividends.

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

          (3) On August 16, 1999, the Company issued an aggregate of 20,000 shares of common stock to Lyntren Communications, Inc. with the acquisition of The Nutriceutical.com domain name.

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

          (7) On March 20, 2000, the Company issued 25,000 shares of common stock with the acquisition of VetMall.

          (8) On April 19, 2000, the Company issued 217,255 shares of common stock with the acquisition of Valley Drug Company.

          (9) On December 29, 2000, the Company issued 50,000 shares of common stock in association with the Termination Agreement with Utendahl Capital Partners, L.P.

          (10) On January 29, 2001, the Company issued 1,000 shares of common stock.

          (11) On March 31, 2001, the Company maintained in escrow 500,000 shares of common stock due to Dynamic Health Products, Inc., a Florida corporation, earned through the contingent consideration clauses of the Becan acquisition.

         None of the foregoing transactions involved any underwriter, underwriting discounts or commissions or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. With the exception of item 10, the recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions, and all recipients had adequate access, through their relationships with the Company, to information about the Company.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented in this Form 10-KSB.

Overview

         DrugMax.com, Inc. (the "Company") is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. The Company expects that it will continue to derive a significant portion of its revenue from its traditional "brick and mortar" full-line wholesale distribution business. However, the Company is also one of the early entrants into the Internet business-to-business pharmaceutical market and one of the first business-to-business online trade exchanges for the same products. The Company utilizes its online capabilities to leverage its existing infrastructure, technology, relationships, marketing and management resources and, accordingly, believes that the combination of its traditional wholesale distribution business with both its online wholesale distribution business and its e-commerce trade exchange provides the "click and mortar" combination that allows it to aggressively market and distribute its products. See "Business."


Results of Operations

         Revenues. The Company generated revenues of $177.7 million for the year ended March 31, 2001, an increase of $156.6 million or 744%, compared to $21.1 million for the year ended March 31, 2000. The increase is primarily attributable to the operations of Becan (the Pittsburgh division of the Company) and Valley Drug Company which were acquired in November 1999 April 2000, respectively. Becan had revenues of $116.9 million for the year, and Valley had revenues of $60 million from the date of its acquisition through March 31, 2001. Both warehouse locations generated double-digit growth and achieved record sales by expanding sales territories, cross selling to common customers, and aggressive marketing. In addition, approximately $800,000 of gross revenues were generated from its remaining operations.

         Gross Profit. The Company achieved gross profits of $5.5 million for the year ended March 31, 2001, an increase of $5.4 million or 3747.2%, compared to approximately $143,800 for the year ended March 31, 2000. The increase is primarily attributable to $1.6 million in gross profit generated by Becan for the year ended March 31, 2001, and $3.3 million generated by Valley from the date of its acquisition through March 31, 2001, with approximately $600,000 in gross profit generated from its remaining operations.

         Operating Expense. The Company incurred operating expenses of $12.5 million for the year ending March 31, 2001, compared to $2.1 million for the year ended March 31, 2000. These costs include various administrative, sales, marketing and other direct operating expenses of $5,411,000, costs for amortization of goodwill of $2,614,500 associated with the acquisitions of Becan, Valley, Desktop and VetMall, and an impairment of intangible assets charge of $4,439,700, net of amortization and depreciation expenses. The special charge for impairment of intangible assets was made after managements' assessment of the acquired goodwill and software arising from the acquisitions of Desktop and VetMall. As a result of managements' analysis, and using the best information available, an impairment charge was recorded for the year ended March 31, 2001. The increase in operating expenses for the year ended March 31, 2001 over those of March 31, 2000, was due primarily to increased payroll, advertising and promotional expenses, amortization of goodwill associated with the acquisitions, and the aforementioned special charge for impairment of intangible assets. The percentage of operating expenses, before intangible assets write-off, decreased from 9.7% to 4.5%, as compared to revenues, an improvement of over 100%. This improvement reflects increased warehouse efficiencies, economies of scale associated with the Company's growth, and cost control efforts, such as "preferred customer" rates for package delivery, elimination of duplicate services resulting from recent mergers, and reduction in web site monitoring and setup costs.

         Interest expense. Interest expense was $1,124,200 for the year ended March 31, 2001, compared to $107,100 for the year ended March 30, 2000. The increase was a result of additional borrowings made under the Company's credit facilities for the financing of additional working capital needs associated with the various acquisitions made by the Company, and the outstanding debt assumed with the Valley acquisition. On October 24, 2000, the Company obtained a new revolving line of credit and term loan with Mellon Bank N.A. ("Mellon"), the proceeds of which were used to satisfy the prior Merrill Lynch and National City credit facilities. In March 2001, the certificate of deposit with First Community Bank matured and was used to satisfy the associated outstanding line of credit with First Community Bank. Interest expense incurred from November 2000 forward primarily relates to the Mellon credit facilities.

     Net loss per share. The net loss per share for the year ended March 31, 2001 amounted to $1.22 per share compared to $.51 per share for the year ended March 31, 2000. The increase in the net loss per share is primarily attributable to the special charge for impairment of intangible assets.

     Income Taxes. The Company has no income tax provision for the periods presented due to its net operating losses. These net operating losses may be carried forward for up to 20 years to offset future taxable income. Management reviews the net operating loss carry forward on a quarterly basis and has determined that the future benefit should be fully reserved at March 31, 2001. As the Company moves closer to generating quarterly taxable income, and it becomes more likely than not that a tax benefit will be realized, management will assess the need to reduce the valuation allowance and recognize a tax benefit.

     Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the year ended March 31, 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Position, Liquidity and Capital Resources

     On November 22, 1999, the Company successfully completed an initial public offering. Gross proceeds of the offering from the sale of common stock of the Company were $13.8 million and net offering proceeds received by the Company were approximately $11.9 million, after payment of underwriting discounts and commissions and other offering expenses totaling approximately $1.9 million. Prior to that, the Company funded its operations through borrowings from its officers, directors and affiliates.

     The Company's principal commitments at March 31, 2001 were leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

     Net cash used in operating activities was $6.8 million for the year ended March 31, 2001. The usage of cash is primarily attributable to the net operating loss as well as increases in accounts receivable of $7.5 million and inventory of $2.6 million, respectively, as a result of increased sales and inventory associated with the acquisitions of Becan and Valley; an increase in prepaid and other current assets of $214,500, and a decrease in accrued expenses of $262,600, offset by an increase in accounts payable of $4.3 million, a decrease in shareholder and other notes receivable of $107,600, and a decrease in deposits.

     Net cash used in investing activities of $1.9 million for the year ended March 31, 2001 primarily represents cash paid for the acquisition of Valley, and $111,600 for purchases of property and equipment.

     Net cash provided by financing activities was $3.1 million for the year ended March 31, 2001, representing the net change in the Company's revolving line of credit agreements of $5.3 million, proceeds from the new Mellon term loan of $2 million, and proceeds from affiliates of $41,000, which was offset by cash deposited into a restricted account with Mellon, and repayments of notes payable and long-term obligations of $2.2 million.

     At March 31, 2001, the Company had $.4 million in cash and cash equivalents, and $2 million in restricted cash and cash equivalents, as compared to $6 million at March 31, 2000. Working capital at March 31, 2001 was $3.4 million, inclusive of the Company's credit line facilities, compared to working capital of $5.2 million at March 31, 2000.

     The Company generated earnings (losses) before interest, taxes, depreciation and amortization (including impairment write-off), "EBITDA", amounting to $609,800 and $(1,329,300) for fiscal years ended March 31, 2001 and 2000, respectively. The improved cash flows in fiscal year 2001 are primarily attributable to earnings from operations and investments, excluding non-cash charges.

     On March 17, 2000, the Company signed a $1,000,000 line of credit agreement with First Community Bank of America. Terms of the agreement provided for interest to be charged at 1% over the rate of interest paid on the Company's $1,000,000 certificate of deposit held by First Community Bank of America and used to collateralize the loan facility. The balance on the line of credit became due on October 1, 2000. On November 6, 2000, documents were executed to extend the line of credit agreement for an additional six-month period with a due date of April 1, 2001. The First Community Bank of America certificate of deposit matured on March 15, 2001, and on March 19, 2001, was used to satisfy the line of credit agreement.

     Additionally, in March 2000, the Company entered into a line of credit agreement with Merrill Lynch. The line of credit enabled the Company to borrow a maximum of $5,000,000 with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility.

     As part of the acquisition of Valley, the Company agreed to become an additional guarantor of the National City Bank revolving line of credit and term loan indebtedness of Valley. In October 2000, National City Bank was paid in full with proceeds from the new Mellon credit facility.

     On October 24, 2000, the Company obtained from Mellon a line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The new line of credit enables the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon's prime rate or the effective federal funds rate plus 0.50% per annum. The interest rate on the term loan at March 31, 2001 was 8.75%. The revolving credit facility will bear interest at the floating rate of 0.25% per annum above the base rate. The interest rate on the revolving line of credit at March 31, 2001 was 8.25%. After the Company delivers its audited financial statements for the fiscal year ending March 31, 2001, to Mellon, the applicable margin over the base rate may change on an annual basis depending on the ratio of funded debt to EBITDA. At the Company's option, it may instead pay interest at a LIBOR rate plus an applicable margin, which also varies on the ratio of funded debt to EBITDA. The Company used the proceeds from this credit facility to repay its prior credit facilities. The outstanding balances on the revolving line of credit and term loan were $11,944,497 and $1,777,778, respectively as of March 31, 2001. Availability under the line of credit at March 31, 2001, was approximately $3.1 million. The balance in the restricted cash account with Mellon at March 31, 2001 was $2,052,000.

     The credit facility imposes financial covenants on net worth, net income and working capital ratios on a quarterly and annual basis. At March 31, 2001, the Company was not in compliance with the financial covenants since the borrowers, namely, DrugMax.com, Inc. and Valley Drug Company did not meet the thresholds as stated within the October 24, 2000 loan documents. On June 13, 2001, Mellon provided an amendment that modifies the financial covenants in order to achieve loan compliance at March 31, 2001. The amendment modifies the financial covenants as of March 31, 2001, and future quarterly and annual reporting through March 31, 2002 and thereafter. All other loan provisions will remain in effect.

     On November 1, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 2,000,000 shares of the Company's common stock. Utendahl Capital Partners, L.P. ("Utendahl") was contracted to act as lead managing underwriter of the proposed offering. However, on December 29, 2000, the Company and Utendahl agreed to terminate their agreement and Utendahl received 50,000 shares of the Company's common stock, valued at $3.9375 per share, for full release of the agreement

     On or about January 15, 2001, the Company entered into a Letter of Intent with Southwest Securities, Inc. ("Southwest"), pursuant to which Southwest proposed to organize, lead and manage a group of underwriters to represent the Company for the proposed secondary offering. However, the Company remains unable to make any assurances as to the successful completion of the proposed secondary offering.


Item 7. FINANCIAL STATEMENTS

See financial statements commencing on page F-1.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 4, 2000, the Company engaged Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ended March 31, 2000, replacing the firm of Kirkland, Russ, Murphy & Tapp, CPAs, which served as the Company's independent auditors for the fiscal year ended March 31, 1999. The change was approved by the Company's audit committee. The reason for the change to a global firm was to better position the Company for access to the pubic capital markets.

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



                                   PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to the information under the headings "Management - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 31, 2001.

Item 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information under the headings "Management - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 31, 2001.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the information under the headings "Management - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 31, 2001.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the information under the headings "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 31, 2001.



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

2.6 Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.7 Letter of Intent to acquire Penner & Welsch, Inc. by Discount Rx, Inc., a wholly owned subsidiary of DrugMax.com, Inc., dated September 13, 2000.
       (10)

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

10.7 Security Agreement in favor of First Community Bank of America from the Company dated March 17, 2000. (8)

10.8 Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.9 Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000. (9)

10.10 Note in favor of First Community Bank of America from the Company dated November 6, 2000. (10)

10.11 Management Agreement between Discount Rx, Inc. and Penner & Welsch, Inc. dated September 13, 2000. (10)

21.0   Subsidiaries of DrugMax.com, Inc. (9)

99.1 DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan. (8)
_________________________________


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

(7) Incorporated by reference to the Company's Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8) Incorporated by reference to the Company's Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on November 1, 2000.

(10) Incorporated by reference to the Company's Form 10-QSB, filed November 14, 2000, File No. 1-15445.



(b)  Reports on Form 8-K.

     During the three months ended March 31, 2001, the Company filed no reports on Form 8-K. Subsequent to March 31, 2001, the Company filed the following one
(1) report on Form 8-K.

     Form 8-K dated June 14, 2001, with respect to the Company's press release to announce fourth quarter and year-end financial results.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DRUGMAX.COM, INC.


Dated:  June 26, 2001         By /s/ Jugal K. Taneja
                                 -----------------------------------------------
                                    Jugal K. Taneja, Chief Executive Officer,
                                    Chairman of the Board


Dated:  June 26, 2001         By /s/ William L. LaGamba
                                ------------------------------------------------
                                    William L. LaGamba, President, Chief
                                    Operating Officer


Dated:  June 26, 2001         By /s/ Ronald J. Patrick
                                 -----------------------------------------------
                                    Ronald J. Patrick, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signatures                                        Title                                Date
----------                                        -----                                ----

By: /s/ Jugal K. Taneja                           Chairman of the Board and
   ---------------------------------
Jugal K. Taneja                                   Chief Executive Officer              June 26, 2001


By: /s/ William L. LaGamba                        President and
   ---------------------------------
William L. LaGamba                                Chief Operating Officer              June 26, 2001


By: /s/ Ronald J. Patrick                         Chief Financial Officer and
   ---------------------------------
Ronald J. Patrick                                 Director                             June 26, 2001


By: /s/ Stephen M. Watters                        Director                             June 26, 2001
   ---------------------------------
Stephen M. Watters


By: /s/ Dr. Howard L. Howell, DDS                 Director                             June 26, 2001
   ---------------------------------
Dr. Howard L. Howell, DDS


By: /s/ Jeffrey K. Peterson                       Director                             June 26, 2001
   ---------------------------------
Jeffrey K. Peterson


By: /s/ Joseph Zappala                            Director                             June 26, 2001
   ---------------------------------
Joseph Zappala

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



Independent Auditors' Report........................................... F-2

Consolidated Balance Sheets as of March 31, 2001 and 2000.............. F-3

Consolidated Statements of Operations for the years ended
     March 31, 2001 and 2000........................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended
     March 31, 2001 and 2000........................................... F-5

Consolidated Statements of Cash Flows for the years ended
     March 31, 2001 and 2000........................................... F-6 -F-7

Notes to Consolidated Financial Statements............................. F-8-F-20

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DrugMax.com, Inc.:

We have audited the accompanying consolidated balance sheets of DrugMax.com, Inc. and subsidiaries (the "Company") as of March 31, 2001 and 2000, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DrugMax.com, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP





Tampa, Florida
June 13, 2001

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2001 and 2000

                                       ASSETS                                                   2001            2000
                                                                                                ----            ----
Current assets:
    Cash and cash equivalents                                                             $     384,307   $   6,020,129
    Restricted cash                                                                           2,052,080               -
    Accounts receivable, net of allowance for doubtful accounts
            of  $381,944 and $113,282                                                        14,864,396       4,106,105
    Inventory                                                                                10,694,155       1,416,241
    Due from affiliates                                                                          25,861          13,564
    Prepaid expenses and other current assets                                                   373,928         126,542
                                                                                          -------------   -------------

Total current assets                                                                         28,394,727      11,682,581

Property and equipment, net                                                                     504,906         693,340
Intangible assets, net                                                                       25,464,249      26,090,635
Stockholder notes receivable                                                                    100,000               -
Notes receivable                                                                                      -          37,614
Other assets                                                                                    159,888               -
Deposits                                                                                          7,520           9,742
                                                                                          -------------   -------------

Total assets                                                                               $ 54,631,290    $ 38,513,912
                                                                                          =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $  11,448,473   $   3,170,890
    Accrued expenses and other current liabilities                                              360,911         442,598
    Credit lines payable                                                                     11,944,497       2,391,095
    Notes payable - current portion                                                             666,660           4,872
    Due to affiliates                                                                           552,658         511,717
                                                                                          -------------   -------------

Total current liabilities                                                                    24,973,199       6,521,172

Notes payable - long term portion                                                             1,111,118               -
Other long-term liabilities                                                                   1,968,750               -
                                                                                          -------------   -------------

Total liabilities                                                                            28,053,067       6,521,172
                                                                                          -------------   -------------

Commitments and contingencies (Note 7)
Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000 shares authorized; no
         preferred shares issued or outstanding                                                       -               -
    Common stock, $.001 par value; 24,000,000 shares authorized;
         6,468,754 and 6,200,499 shares issued and outstanding                                    6,470           6,202
    Additional paid-in capital                                                               36,481,755      34,079,957
    Accumulated deficit                                                                      (9,910,002)     (2,093,419)
                                                                                          -------------   -------------

Total stockholders' equity                                                                   26,578,223      31,992,740
                                                                                          -------------   -------------

Total liabilities and stockholders' equity                                                $  54,631,290   $  38,513,912
                                                                                          =============   =============


         See accompanying notes to consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Years Ended March 31, 2001 and 2000



                                                               2001            2000
                                                          --------------   -------------

Revenues                                                  $  177,713,064   $  21,050,547

Cost of goods sold                                           172,181,663      20,906,771
                                                          --------------   -------------

Gross profit                                                   5,531,401         143,776
                                                          --------------   -------------

Selling, general and administrative expenses                   5,163,124       1,524,059
Amortization expense                                           2,614,514         495,043
Depreciation expense                                             247,868          25,884
Impairment of intangible assets                                4,439,749          31,667
                                                          --------------   -------------
Total operating expenses                                      12,465,255       2,076,653
                                                          --------------   -------------

Operating loss                                                (6,933,854)     (1,932,877)
                                                          --------------   -------------

Other income (expense):
    Interest income                                              255,374         144,340
    Other income and expenses, net                               (13,861)        (93,312)
    Interest expense                                          (1,124,242)       (107,095)
                                                          --------------   -------------
Total other expense                                             (882,729)        (56,067)
                                                          --------------  --------------

Net loss                                                  $   (7,816,583)  $  (1,988,944)
                                                          ==============   =============

Basic and diluted net loss per share                      $        (1.22)  $        (.51)
                                                          ==============   =============


Basic and diluted weighted average number of common
shares of common shares outstanding                            6,419,950       3,875,445
                                                          ==============   =============


         See accompanying notes to consolidated financial statements.

                      DRUGMAX.COM, INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Years Ended March 31, 2001 and 2000


                                                            Additional
                                            Common            Paid-in            Accumulated       Total Stockholders'
                                            Stock             Capital              Deficit               Equity
                                         ------------      --------------        ------------         ------------

Balances at April 1, 1999                $      2,677      $      139,725        $   (104,475)        $     37,927
Issuance of 20,000 shares for
acquisition of domain name                         20              39,980                   0               40,000

Issuance of 2,000,000 shares
for acquisition of Becan                        2,000          19,998,000                   0           20,000,000

Issuance of 1,380,000 shares in
public offering (includes
150,000 warrants issued to
underwriters)                                   1,380          11,847,874                   0           11,849,254

Issuance of 50,000 shares for
acquisition of Desktop                             50             821,850                   0              821,900

Issuance of 49,985 shares to
retire Desktop debt                                50             821,603                   0              821,653

Issuance of 25,000 shares for
acquisition of 20% of VetMall                      25             410,925                   0              410,950

Net loss                                            0                   0          (1,988,944)          (1,988,944)
                                         ------------      --------------        ------------         ------------

Balances at March 31, 2000                      6,202          34,079,957          (2,093,419)          31,992,740

Issuance of 217,255 shares for
acquisition of Valley Drug Co.                    217           2,199,490                   0            2,199,707

Issuance of 50,000 shares to
Utendahl Capital Partners LP                       50             196,825                   0              196,875

Issuance of 1,000 shares                            1               5,483                   0                5,484

Net loss                                            0                   0          (7,816,583)          (7,816,583)
                                         ------------      --------------        ------------         ------------

Balances at March 31, 2001               $      6,470      $   36,481,755        $ (9,910,002)        $ 26,578,223
                                         ============      ==============        ============         ============


         See accompanying notes to consolidated financial statements.

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years Ended March 31, 2001 and 2000

                                                                                                       2001            2000
                                                                                                   ------------    ------------
Cash flows from operating activities:
Net loss                                                                                          $  (7,816,583)  $  (1,988,944)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                                         2,862,382         520,927
Impairment of intangible assets                                                                       3,983,004          31,667
Bad debt expense                                                                                         99,044         115,271
Loss on disposal of assets                                                                               13,861               -
Expense on issuance of common stock                                                                     202,359               -
Changes in operating assets and liabilities:
  Increase in accounts receivable, net of allowance for doubtful accounts                            (7,378,704)     (1,917,319)
  Increase in inventory                                                                              (2,587,278)       (188,560)
  Increase in due from affiliates                                                                       (12,297)         (8,393)
  Increase in prepaid expenses and other current assets                                                (214,466)        (80,487)
  Increase in other assets                                                                             (159,888)              -
  Decrease in shareholder notes receivable                                                               70,000               -
  Decrease in notes receivable                                                                           37,614          16,120
  Decrease in deposits                                                                                    2,222          (8,562)
  Increase in accounts payable                                                                        4,317,028         834,977
  Decrease in accrued expenses                                                                         (262,579)       (474,545)
                                                                                                   ------------     -----------
Net cash used in operating activities                                                                (6,844,281)     (3,147,848)

Cash flows from investing activities:
  Net change in property and equipment                                                                 (111,576)       (182,634)
  Increase in intangible assets                                                                               -          (4,584)
  Cash paid for acquisitions, net                                                                    (1,757,481)     (3,250,045)
                                                                                                   ------------     -----------
Net cash used in investing activities                                                                (1,869,057)     (3,437,263)

Cash flows from financing activities:
  Increase in restricted cash                                                                        (2,052,080)
  Net change under revolving line of credit agreements                                                5,339,402       2,391,095
  Payments for debt issuance costs                                                                     (276,466)
  Proceeds from issuance of long-term obligations                                                             -          23,603
  Payments of long-term obligations                                                                    (463,241)     (1,725,854)
  Repayment of principal on note payable                                                             (1,511,040)              -
  Proceeds from related party obligations                                                                     -         200,000
  Payments of related party obligations                                                                       -        (200,000)
  Proceeds from issuance of note payable                                                              2,000,000               -
  Increase in due to affiliates                                                                          40,941          10,156
  Proceeds from issuance of common stock                                                                      -      11,849,254
                                                                                                   ------------     -----------
Net cash provided by financing activities                                                             3,077,516      12,548,254
                                                                                                   ------------     -----------

Net (decrease) increase in cash and cash equivalents                                                 (5,635,822)      5,963,143

Cash and cash equivalents at beginning of year                                                        6,020,129          56,986
                                                                                                   ------------     -----------

Cash and cash equivalents at end of year                                                          $     384,307    $  6,020,129
                                                                                                   ============     ===========

Supplemental disclosures of cash flows information:
  Cash paid for interest                                                                          $   1,124,242    $     96,587
                                                                                                   ============     ===========
  Cash paid for income taxes                                                                      $           -    $          -
                                                                                                   ============     ===========
Supplemental schedule of non-cash investing and financing activities:
In August 1999, DrugMax.com, Inc. issued 20,000 shares of Company common stock
  (fair value of $40,000) to acquire the domain name.                                                              $     40,000
                                                                                                                    ===========
In November 1999, DrugMax.com, Inc. purchased all of the capital stock of Becan
  Distributors, Inc. for $2,000,000 in cash plus 2,000,000 shares of Company common stock
  (fair value of $20,000,000)
  In conjunction with the acquisition, liabilities were assumed as follows:
   Fair value of assets acquired                                                                                   $ 25,428,553
   Cash and stock issued for Becan capital stock                                                                     21,977,561
                                                                                                                    -----------
   Liabilities assumed                                                                                             $  3,450,992
                                                                                                                    ===========

In March 2000, DrugMax.com, Inc. purchased all of the capital stock of Desktop Corporation, its 50% interest in VetMall, LLC, and retired existing debt of Desktop Corporation, as part of the acquisition, for $100,000 in cash and 99,985 shares of Company common stock
 (fair value of $1,643,553).
 In conjunction with the acquisition, liabilities were assumed as follows:
      Fair value of assets acquired                                                                               $   4,829,094
      Cash and stock issued for Desktop capital stock                                                                 2,916,037
                                                                                                                   ------------
      Liabilities assumed                                                                                             1,913,057
                                                                                                                   ============

In March 2000, DrugMax.com, Inc. purchased an additional 20% interest in VetMall for                              $     410,950
                                                                                                                   ============
 $1,000,000 in cash and 25,000 shares of Company common stock (fair value of $410,950).

In April 2000, DrugMax.com, Inc. purchased all of the capital stock of Valley Drug Company for $1,757,481 in cash and 217,255 shares of Company common stock (fair value of $2,199,707).
 In conjunction with the acquisition, liabilities were assumed as follows:
   Fair value of assets acquired                                                                  $  14,059,822
   Cash and stock issued for Valley capital stock                                                     3,957,188
                                                                                                   ------------
   Liabilities assumed                                                                            $  10,102,634
                                                                                                   ============

In December 2000, DrugMax.com, Inc. issued 50,000 shares of Company common stock to
 Utendahl Capital Partners, L.L.C., in connection with the termination agreement as lead
 Managing underwriter for a proposed offering.                                                    $     196,875
                                                                                                   ============

In January 2001, DrugMax.com, Inc. issued 1,000 shares of Company common stock                    $       5,484
                                                                                                   ============

         See accompanying notes to consolidated financial statements.

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 1 - BUSINESS AND HISTORY

Business

     The Company is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. The Company expects that it will continue to derive a significant portion of its revenue from its traditional "brick and mortar" full-
line wholesale distribution business.   Also, the Company is one of the early
entrants into the Internet business-to-business pharmaceutical market. The combination of its traditional wholesale business and its online business allows the Company to utilize emerging technology in expanded markets.


History
     The Company was originally incorporated on October 18, 1993, as a Nevada corporation under the name of NuMed Surgical, Inc. ("NuMed"). In March 1999, NuMed's name was changed to Nutriceuticals.com Corporation ("Nutriceuticals"). In January 2000, Nutriceuticals' name was changed to DrugMax.com, Inc. In March 2001, the Board of Directors approved a name change to DrugMax, Inc., effective upon final shareholder approval.

     NuMed was engaged in the research, development and distribution of medical instruments and surgical supplies to the health care market since February 1991. Effective March 31, 1997, NuMed adopted a plan of liquidation in which it sold its major product line and subsequently disposed of all its operating assets by March 31, 1998.

     Effective March 1999, NuMed acquired all of the outstanding common stock of Nutriceuticals, which was organized in the State of Florida on September 8, 1998 (date of inception). Nutriceuticals was engaged in the retailing of nutritional supplements via the Internet. For accounting purposes, the acquisition has been treated as an acquisition of NuMed by Nutriceuticals and as a recapitalization of Nutriceuticals. Additionally, Nutriceuticals was merged into NuMed and NuMed changed its name to Nutriceuticals. Mr. Jugal K. Taneja, a principal shareholder and director of the Company had beneficial ownership of approximately 28% of NuMed prior to the merger and approximately 21% of Nutriceuticals after the merger.

     As a result of the merger, each issued and outstanding share of Nutriceutical's common stock was converted into one share of NuMed's common stock.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of DrugMax.com, Inc. (formerly known as Nutriceuticals and NuMed) and its wholly owned subsidiaries, Discount Rx, Inc. ("Discount"), Valley Drug Company ("Valley"), Desktop Ventures, Inc., and Desktop Media Group, Inc. and its subsidiary Desktop Corporation ("Desktop"); and its 70% owned subsidiary VetMall, Inc. ("VetMall"), and Healthseek.com Corporation ("Healthseek"), (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Restricted Cash

     Restricted cash includes amounts restricted as collateral for the credit facility with Mellon Bank, N.A. ("Mellon"). The Company has deposited $2 million in a restricted cash account with Mellon.

Accounts Receivable

     Accounts receivable are due primarily from independent pharmacies via traditional distribution channels and from companies and pharmacies via e-commerce.

Inventory

     Inventory is stated at the lower of cost of market. Cost is determined using the first-in, first-out basis of accounting. Inventories at March 31, 2001 and 2000 consist of legend and generic drugs and nutritional supplements for resale.

Property and Equipment

     Property and equipment is stated at a cost. A provision for depreciation is computed using the straight-line method over the estimated useful lives ranging from three to seven years.

     Maintenance and repairs are charged to operations. Additions and betterments which extend the useful lives of property and equipment are capitalized. Upon retirement or disposal of the operating property and equipment, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in operations.

Computer Software

Computer software is stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over an estimated useful life of three to five years.

Intangible Assets

     Intangible assets consist primarily of the excess of cost over the fair value of net assets acquired (goodwill) relating to the acquisitions (see Note
2). The excess of cost over net assets acquired is amortized over 15 years for acquisitions of Becan, Discount, and Valley for using the straight-line method. Goodwill relating to the acquisitions of Desktop and VetMall was assigned a life of 5 years and amortized for eleven months of the fiscal year ended March 31, 2001 on straight-line method. An impairment of intangible assets was recorded in March 2001 relative to the remaining goodwill for both Desktop and VetMall. Accumulated amortization totaled approximately $2,225,000 and $485,000 at March 31, 2001 and 2000, respectively.

     In conjunction with the closing of the Mellon credit facility (see Note 6), the Company capitalized approximately $277,000 in financing costs incurred in securing the loans. These costs are being amortized over three years, the life of the loan, which approximates the effective interest rate method.


Impairment of Long-Lived Assets

     Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment and its intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. As a result of management's analysis, and using the best information available, in the fourth quarter of the fiscal year ended March 31, 2001, the Company recorded an impairment of assets comprised of goodwill and software associated with the acquisitions of Desktop and VetMall in March 2000. Additionally, during the fourth quarter of 2001, management determined that approximately

$457,000 of costs, incurred and capitalized relative to the secondary offering of common stock which was cancelled by the Company, and had no future value. As such, a charge related to the write off of these assets is included in impairment of intangible assets in the consolidated statement of operations for the year ended March 31, 2001

Income Taxes

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Net Loss Per Share

     Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.


Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25.

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

  Advertising and Sales Promotion Costs

     Advertising costs are charged to expense as incurred. Advertising expense totaled approximately $64,000 and $157,000 for fiscal years ended March 31, 2001 and 2000, respectively.

Revenue Recognition

  The Company recognizes revenue on its core distribution segment when goods are shipped and title or risk of loss resides with unaffiliated customers or when services are provided. Revenues generated from the DrugMaxTrading.com site are accounted for on a negotiated net transaction fee basis.

Reclassification

  Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to 2001 presentation.

New Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities" ("SFAS No. 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt

SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Conformity of the Company's income recognition policy with SAB 101 in fiscal year 2001 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Conformity with FIN 44 in fiscal year 2001 did not have a material effect on the financial position or results of operations of the Company.

NOTE 2 - ACQUISITIONS

     On November 26, 1999, the Company acquired all the issued and outstanding capital stock of Becan, an Ohio corporation, incorporated in 1997, from Dynamic Health Products, Inc. ("Dynamic"), an affiliate of Jugal K. Taneja, a principal shareholder, officer and director of the Company, in exchange for 2,000,000 shares of restricted common stock of the Company (with an estimated fair value of $10.00 per share) and $2,000,000 cash. Additional consideration of 1,000,000 shares of common stock of the Company was placed into escrow for future issuance to Dynamic, upon the attainment of certain financial targets by the Company for the years ending March 31, 2000 and 2001. The Company did not attain the financial target for the fiscal year end March 31, 2000 and 500,000 shares were returned from escrow to the Company. The Company did attain the financial target for fiscal year ended March 31, 2001; therefore the remaining 500,000 shares of the Company's common stock held in escrow will be issued to Dynamic. Becan is a wholesale distributor of pharmaceutical products and to a lesser extent, over-the-counter drugs and health and beauty care products. The Company has recorded an increase to the purchase price (goodwill) of approximately $2 million and an increase to non-current liabilities to account for the contingent consideration due to the sellers at March 31, 2001.

     On March 20, 2000, the Company acquired all the issued and outstanding capital stock of Desktop in exchange for 50,000 shares of the Company's common stock. In addition, the following additional consideration was paid: (i) $100,000 and 31,176 shares of the Company's common stock at $16.44 per share to satisfy obligations owed to HCT Capital Corp. ("HCT") by Desktop and VetMall LLC, an entity owned 50% by Desktop, and (ii) 8,938 and 9,871 shares of the Company's common stock at $16.44 per share issued to Messrs. Fagala and Miller,
respectively, to satisfy outstanding obligations of Desktop.   Desktop is an
Internet e-commerce solutions provider specializing in the design, development and delivery of technology solutions by providing custom programming services and web hosting services.

     VetMall was founded in June 1999 as a Nevada limited liability corporation known as VetMall LLC, which merged with VetMall, Inc. on March 20, 2000.
VetMall is an Internet-based consumer pet care product sales distributor. VetMall maintains a web site whereby consumers can order pet care products which are then shipped directly by the manufacturer. The products are primarily supplied by one vendor who is a 30% shareholder in VetMall. In addition, VetMall derives income from advertisers on its web site and from veterinarians subscribing to a listing on its web site.

     The Desktop acquisition agreement specified that the purchase price would be adjusted based on changes in the audited liabilities of Desktop. The Company and the selling shareholders of Desktop are currently negotiating the amount of the purchase price adjustments as they have interpreted the definition of liabilities differently and, thus, the purchase price may be adjusted once an agreement is reached. As of March 31, 2001, the Company has recorded the purchase price related to the Desktop acquisition based on the 50,000 shares issued.

     In addition, upon (i) the closing of any initial public offering (the "IPO") of VetMall or its successors, (ii) the sales by the Company of all of the shares acquired from Messrs. Fagala and Miller and HCT, regardless of the form of such transaction, or (iii) the sale by VetMall of all or substantially all of its assets, the Company will either (A) issue to the sellers that number of shares of the VetMall common stock which, when multiplied by the closing price of VetMall's common stock on the date the IPO or the sale closes, exceeds $4,800,000, or (B) pay to the sellers 16% of 50% of the proceeds of the closing of a direct sale to a third party of substantially all of the assets of VetMall or its successors, whichever of (A) or (B) has a lower value based on the IPO or sales price of VetMall common stock and the closing price of VetMall's common stock on the date that the IPO is declared effective by the Securities and Exchange Commission or the closing of the sale has occurred.

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

     On April 19, 2000, DrugMax Acquisition Corporation ("Buyer"), a wholly owned subsidiary of the Company, Valley, Ronald J. Patrick ("Patrick") and Ralph
A. Blundo ("Blundo" and together with Patrick, the "Sellers") signed a Merger Purchase Agreement (the "Agreement"). In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company's common stock and cash in the amount of $1.7 million. The Sellers were granted the right to include their shares in any registration filed by the Company until such time as their shares of the Company common stock may be sold pursuant to Rule 144 of the General Rules and Regulations promulgated under the Securities Act of 1933, as amended. In addition, the Sellers deposited 22,666 shares of the Company's common stock with an escrow agent (the "Holdback Shares"). Based on audited financial statements of Valley as of April 19, 2000, the stockholders' equity amounted to $400,667, which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares have been returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly $3.6 million of goodwill was recorded. The goodwill will be amortized over fifteen (15) years.

     On April 18, 2000, Valley loaned the Sellers $170,000, of which $100,000 is outstanding at March 31, 2001, to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These interest-free notes receivable are to be repaid upon the Sellers' sale of Company common stock, which is restricted stock subject to a holding period through April 19, 2001.

The business combinations of Becan, Discount, Desktop, VetMall, and Valley were accounted for by the purchase method of accounting in accordance with APB Opinion No. 16. The results of operations of the above named businesses are included in the consolidated financial statements from their respective purchase dates. The Company acquired the following assets and liabilities (net of cash received of $53,207) in the above business combinations:


                                                                    For the Year Ended          For the Year Ended
                                                                      March 31, 2001              March 31, 2000
                                                                     ----------------            ----------------
Accounts receivable..............................                    $      3,478,637                   2,294,779
Inventory........................................                           6,690,636                   1,211,378
Property and equipment...........................                              67,146                     489,091
Other assets.....................................                             266,380                     100,589
Goodwill.........................................                           3,557,023                  26,572,760
Assumption of liabilities........................                         (10,102,634)                 (5,364,049)
                                                                     ----------------            ----------------
Net value of purchased assets....................                           3,957,188                  25,304,548
Value of common stock issued.....................                          (2,199,707)                (22,054,503)
                                                                     ----------------            ----------------
Cash paid for acquisitions.......................                    $      1,757,481                   3,250,045
                                                                     ================            ================

     The unaudited pro forma effect of the acquisitions of Becan, Discount, Valley, Desktop and VetMall on the Company's revenues, net loss and net loss per share, had the acquisitions occurred on April 1, 1999 is as follows:


                                                                For the Year                         For the Year
                                                            Ended March 31, 2001                 Ended March 31, 2000
                                                     ----------------------------------------------------------------------
Revenues                                                         $180,530,063                        $106,225,681
Net loss                                                          ($7,967,327)                        ($5,173,261)
Basic and diluted net loss per share                                   ($1.24)                             ($0.94)

NOTE 3 - IMPAIRMENT OF ASSETS

     Since the acquisitions of Desktop and VetMall, management has been faced with substantial changes to the original business plans. The offices of Desktop and VetMall were relocated from Dallas, Texas to the Company's corporate office facilities in Largo, Florida during August 2000. The primary function of Desktop is to design and develop customized Internet solutions for businesses and to a greater extent to continue to design, develop and maintain the VetMall web site. The amount of transition expense, loss of customer base, and problems with the web site and the delay of its startup, are all factors which contributed to a negative cash flow for the twelve months ending March 31, 2001. Although management has made improvements to the VetMall web site, there are no current plans for operations which would generate a positive cash flow.

     During the fourth quarter of the fiscal year ended March 31, 2001, the Company reassessed the value of the intangible assets and property, equipment and software recorded by the Company as a result of the acquisitions of Desktop and VetMall. Prior to that reassessment, the unamortized balances of the intangible and real assets consisted of $4,748,100 of goodwill, and $462,300 of acquired property, equipment and software. Management assessed the value of the related goodwill and property, equipment and software and concluded that the carrying value exceeded the fair value of the assets. The economic factors indicated above have caused management to revise downward its estimates of future cash flows from current and future revenues associated with the Desktop and VetMall businesses. As a result of management's analysis, and using the best information available, management recorded impairment of asset charges of $471,387 to the software segment, and $3,511,617 to the distribution segment, during the fourth quarter of fiscal 2001.


NOTE 4 - PROPERTY AND EQUIPMENT

  At March 31, 2001 and 2000 property and equipment consist of the following:


                                                                                2001                       2000
                                                                                ----                       ----
     Furniture and equipment...........................................         $ 246,848                   $254,130
     Computer software, including web site domain......................           411,906                    460,433
     Leasehold improvements............................................            68,301                      7,162
                                                                           -----------------------------------------
     Total.............................................................           727,055                    721,725
     Accumulated depreciation and amortization.........................          (222,149)                   (28,385)
                                                                           -----------------------------------------
     Property and equipment, net.......................................         $ 504,906                   $693,340
                                                                           =========================================


  Depreciation expense for the years ended March 31, 2001 and 2000 was $247,900 and $25,900, respectively.

NOTE 5 - INCOME TAXES

     The Company had no income tax expense for the years ended March 31, 2001 or March 31, 2000.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax assets and liabilities net of valuation allowance as of March 31, 2001 and 2000 are as follows:


                                                                                2001          2000
                                                                          ------------    ----------
  Net operating losses                                                    $    780,000    $  560,000
  Net operating losses - acquired                                              416,000       416,000
  Use of cash basis method of accounting for income tax purposes              (193,500)     (258,505)
  Bad debt and other accruals                                                  310,000             -
                                                                          ------------    ----------
  Net deferred tax asset                                                     1,312,500       717,495
  Valuation allowance                                                       (1,312,500)     (717,495)
                                                                          ------------    ----------
  Net deferred tax asset after valuation allowance                        $          -    $        -
                                                                          ============    ==========

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, valuation allowances of $1,312,500 and $717,500 have been established at March 31, 2001 and March 31, 2000, respectively.

     The net operating and acquired tax loss carry forward benefits expire in various years beginning in 2020. Due to the Company's acquisition of Desktop (see Note 2), the Company's ability to utilize the acquired net operating loss carry forward of $1,100,000 will be limited by IRS Section 382 to $113,000 per year.

NOTE 6 - DEBT

     In October 1999, the Company established a $100,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. The note bears interest at 6.5% per annum on the unpaid outstanding principal of each advance, payable monthly. The note was collateralized by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from Dynamic Health Products, Inc., of which Jugal K. Taneja is Chairman and a 33.18% shareholder. The principal on the note was due and payable on October 10, 2000. The line of credit has since been repaid and the note satisfied with the establishment of a revolving line of credit with First Community Bank of America in March 2000.

     On March 17, 2000, the Company signed a $1,000,000 line of credit agreement with First Community Bank of America. Terms of the agreement provided for interest to be charged at 1% over the rate of interest paid on the Company's $1,000,000 certificate of deposit, held by First Community Bank of America and were used to collateralize the loan facility. The balance on the line of credit became due on October 1, 2000. On November 6, 2000, documents were executed to extend the line of credit agreement for an additional six-month period with a due date of April 1, 2001. The First Community Bank of America certificate of deposit matured on March 15, 2001, and on March 19, 2001, was used to satisfy the line of credit agreement.

     In March 2000, the Company entered into a line of credit agreement with Merrill Lynch. The line of credit enabled the Company to borrow a maximum of $5,000,000 with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility.

     On October 24, 2000, the Company obtained from Mellon a line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The new line of credit enables the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon's prime rate or the effective federal funds rate plus 0.50% per annum. The interest rate on the term loan at March 31, 2001 was 8.75%. The revolving credit facility will bear interest at the floating rate of 0.25% per annum above the base rate. The interest rate on the revolving credit facility at March 31, 2001 was 8.25%. After the Company delivers its audited financial statements for the fiscal year ending March 31, 2001, to Mellon, the applicable margin over the base rate may change on an annual basis depending on the ratio of funded debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). At the Company's option, it may instead pay interest at a LIBOR rate plus an applicable margin, which also varies on the ratio of funded debt to EBITDA. The credit facility imposes financial covenants on net worth, net income and working capital ratios on a quarterly and annual basis. At March 31, 2001, the Company was not in compliance with the financial covenants since the borrowers, namely, DrugMax.com, Inc. and Valley did not meet the net worth or net income thresholds as stated within the October 24, 2000 loan documents. On June 13, 2001, Mellon provided an amendment that modified the financial covenants in order to achieve loan compliance at March 31, 2001. The amendment modified the financial covenants as of March 31, 2001, and future quarterly and annual covenants through March 31, 2002 and thereafter. All other loan provisions will remain in effect.

     The Company used the proceeds from this credit facility to repay its prior credit facilities. The outstanding balances on the revolving line of credit and term loan were $11,944,497 and $1,777,778, respectively as of March 31, 2001. The availability on the line of credit at March 31, 2001 was $3.1 million. In conjunction with the closing of the credit facility, the Company deposited $2 million in a restricted account with Mellon. The balance, including accrued interest thereon, was $2,052,000 at March 31, 2001.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company has operating leases for facilities that expire at various dates through 2008. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

     The Company leases computer equipment with original lease terms ranging from three to five years. These leases expire at various dates through 2005. The monthly equipment rental expense is approximately $10,600.

     Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, were the following at March 31:


                             Year Ending March 31
                             --------------------


                         2002.......................  264,000
                         2003.......................  164,300
                         2004.......................  100,300
                         2005.......................   89,400
                         2006 ......................   72,000
                         2007 and thereafter........  144,000

          Total minimum lease payments.............. $834,000
                                                     ========

     Total rent expense for the years ended March 31, 2001 and 2000 was approximately $177,700 and $29,000 respectively.


Management Agreement and Letter of Intent

     On September 13, 2000, the Company entered into a letter of intent to purchase substantially all of the assets of Penner & Welsch, Inc. ("P&W"), a wholesale distributor of pharmaceuticals, over-the-counter products and health and beauty care products, headquartered near New Orleans, Louisiana. Also on that date, P&W filed a voluntary petition for Chapter 11 relief under the United States Bankruptcy Code. The case is pending in the United States Bankruptcy Court for the Eastern District of Louisiana. Pursuant to the letter of intent, the Company agreed to work with P&W, on an exclusive basis, to formulate a bankruptcy reorganization plan (the "Plan"). On May 30, 2001, the Plan was filed with the bankruptcy court, pursuant to which the Company will purchase certain of P&W's assets for $750,000 worth of restricted common stock of the Company, plus certain additional consideration, which will be based on the adjusted value of P&W's inventory and accounts receivable, plus the assumption of certain limited liabilities on the closing date. The Company can not guarantee that the Bankruptcy Court will confirm the Plan or any other bankruptcy reorganization plan that is acceptable to the Company or that the Bankruptcy Court will approve the transactions contemplated by the letter of intent. In addition, even if the contemplated transactions are completed, the Company cannot guarantee that it will successfully assimilate the additional personnel, operations, acquired technology and products of P&W into the Company's business, or retain key personnel and customers.

     In addition, on September 13, 2000, the Company entered into a management agreement with P&W, pursuant to which it manages the day-to-day operations of P&W, in exchange for a management fee equal to a percentage of the gross revenues of P&W each month. Also on September 13, 2000, the Company entered into a financing and security agreement with P&W, pursuant to which the Company agreed to provide P&W with a secured revolving line of credit for the sole purpose of purchasing inventory from the Company, up to an aggregate amount of $2.5 million as may be requested by P&W and as may be allowed by the Company in its sole discretion. The line of credit is collateralized by a second lien on substantially all of the assets of P&W, second only to P&W's primary banking facility, as well as real estate owned by an affiliate of P&W. On November 20, 2000, the Bankruptcy Court entered a final order approving the financing and security agreement, and on January 30, 2001, the Court entered a final order approving the management agreement. On February 15, 2001, the Bankruptcy Court granted an order approving an increase in the line of credit extended to P&W to an aggregate amount of $3 million. The Company anticipates but cannot guarantee that the management and financing arrangements will continue until such time as a bankruptcy plan is approved by the Court.

     The Company recorded management fees revenue of $551,200 from P&W for the year ended March 31, 2001 in accordance with the management agreement.

Litigation

     The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims should have a material or adverse impact on its financial position, results of operations, or cash flows.

     On February 14, 2001, in connection with the P&W Bankruptcy proceedings described above, McKesson HBOC, Inc. ("McKesson") , an unsecured creditor of P&W, filed a complaint naming P&W, the Company and the Company's subsidiary, Discount, Inc. ("Discount"), as defendants in an adversary proceeding related to the above mentioned bankruptcy proceeding (McKesson HBOC, Inc. v. Penner & Welsch, Inc., et. al., Adversary Case No. 01-1030). In the Adversary Proceeding, McKesson demanded unspecified damages and injunctive relief and alleged that Discount and the Company were accomplices to a scheme by P&W to defraud McKesson due to Discount's interest in acquiring P&W, and its subsequent post petition financing of P&W. Discount and the Company subsequently filed a motion for summary judgment asking that Discount and the Company be dismissed from the Adversary Proceeding. On May 9, 2001, the Court granted Discount's and the Company's motion, and on May 22, 2001, an order was entered granting summary judgment in favor of Discount and the Company, thereby dismissing Discount and the Company as defendants in the Adversary Proceeding. However, on or about June 4, 2001, McKesson filed a motion to have the dismissal reconsidered or, alternatively, for a new trial. While the Company does not believe that McKesson will be successful in setting a new trial or having the court's order of dismissal overturned, the Company can make no assurances in this regard. The Company intends to vigorously oppose McKesson's latest motion.

NOTE 8 - STOCK AND BENEFIT PLANS

     The information regarding the Company's shares of common stock has been adjusted to give effect to (i) the one-for-fifty reverse split of the Company's common stock effected in March 1999, (ii) the two-for-one stock split in the form of a stock dividend effected in April 1999, and (iii) a one-for-two reverse stock split in October 1999.

Offering

     On November 22, 1999, the Company successfully completed a public offering the ("Offering") of 1,380,000 shares of common stock at a price of $10.00 per share. Gross proceeds of the Offering were $13.8 million and net offering proceeds received by the Company were approximately $11.9 million, after payment of underwriting discounts and commissions and other offering expenses totaling $1.9 million.

     On November 1, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 2,000,000 shares of the Company's common stock. Utendahl Capital Partners, L.P. ("Utendahl") was contracted to act as lead managing underwriter of the proposed offering. However, on December 29, 2000, the Company and Utendahl agreed to terminate their agreement and Utendahl received 50,000 shares of the Company's common stock, valued at $3.9375 per share, for full release of the agreement.

     The total costs incurred by the Company were approximately $456,700, and were capitalized during the third quarter of 2001. During the fourth quarter of 2001, management determined that market conditions were not conducive to a successful secondary offering of securities and cancelled the registration. As such, all costs incurred and capitalized during the year, relative to this offering, were expensed as an impairment of intangible assets during 2001.


Warrants

     In connection with the offering on November 22, 1999, and as additional compensation to the underwriters, the Company issued warrants for the purchase of 150,000 shares of common stock. The warrants are exercisable, in whole or in part, between the first and fifth years, at an exercise price of $16.50. The underwriters shall have the option to require the Company to register the warrants and/or the common stock underlying the warrants. The warrants had an estimated fair market value of approximately $839,000 on the date of issuance, determined under the Black-Scholes Model, which is included in additional paid in capital along with other issuance costs of the Offering.

     On January 23, 2000, the Company granted a director a three-year warrant to purchase 200,000 shares of common stock at an exercise price of $15.98, which approximates the 30 day weighted average of the stock price from January 23, 2000 to February 22, 2000. The grant was made as a result of the director acting as a guarantor of the $5,000,000 Merrill Lynch line of credit. The warrants had an estimated fair value of approximately $1,625,000, which was determined using the Black-Scholes Model.

   On February 15, 2000, the Company entered into an Agreement with Purchasepro.com, Inc. ("PPRO") wherein PPRO was to design and develop a "sell-side" private e-marketplace, powered by PPRO, labeled to include the marks and logos of the Company. The custom e-marketplace will be utilized within the Company's site. PPRO's development and unlimited buyer license fee for private e-marketplace will be issued in the form of 200,000 of the Company's warrants. Revenue sharing will take place on transactions and subscriptions resulting from the Company's marketplace. The warrants shall be exercisable, in whole or in part, during the term commencing on the date of project completion (the "Initial Exercise Date"), and ending at 5:00 p.m., Pacific Standard Time, six months after the date of completion (the "Exercise Period"), and shall be void thereafter. In consideration for the hosting, archiving, maintenance and recurring customization of the private e-Marketplace, the Company was to guarantee PPRO at least $80,000 in annual transaction revenue. The "sell-side" private e-marketplace project with PPRO is inactive; a termination agreement has been drafted and no warrants will be issued.

Stock Options

   In August 1999, the Company's Board of Directors adopted a stock option plan (the "Plan"), which was approved by the Company's shareholders at its annual meeting in August 2000. The Plan provides for the grant of incentive and nonqualified stock options to key employees, including officers, directors and consultants of the Company. Under the provisions of the Plan, all options, except for options granted to "greater-than-10%-stockholders," have an exercise price equal to the fair market value on the date of the grant and expire ten years after the grant date. The exercise price of options issued to "greater-than-10%-stockholders" shall not be less than 110% of the fair market value of the common stock on the date of the grant, and such options shall expire five years after the date of the grant. At a Board Meeting held on March 30, 2001, it was agreed to increase the number of options to purchase shares of common stock by an aggregate of 1,000,000. At March 31, 2001, options to acquire up to 1,400,000 shares of common stock may be granted pursuant to the Plan.

     Stock option activity is summarized as follows:

                                                                                                                 Weighted
                                                                                                                 Average
                                                                                        Number of                Exercise
                       Incentive and Non-Qualified Stock Options                          Shares                   Price
      ---------------------------------------------------------------------------   ---------------------      ------------------
          Outstanding March 31, 1999.............................................                       -                       -

          Granted................................................................                 261,800       $           13.08
                                                                                    ---------------------       -----------------
          Outstanding March 31, 2000.............................................                 261,800       $           13.08

          Granted................................................................                  75,000       $           11.69
          Forfeited..............................................................                 (46,500)                  13.53
                                                                                    ---------------------       -----------------
          Outstanding March 31, 2001.............................................                 290,300       $           12.65
                                                                                    =====================       =================

     Outstanding options under the Plan vest over a one- to three-year period. As of March 31, 2001, 106,432 options were exercisable. The following is a summary of stock options outstanding and exercisable as of March 31, 2001.

                                                                      Weighted Average
                                            Options                 Remaining Contractual         Options
               Exercise Price              Outstanding                  Life (years)            Exercisable
               --------------              -----------                  ------------            -----------
$                  10.00                           15,000                   8.58                      15,000
                   13.00                          180,300                   8.75                      74,766
                   14.30                           50,000                   3.75                      16,666
                   11.38                            7,500                   9.08                           -
                   10.88                           30,000                   9.17                           -
                    7.00                            7,500                   9.42                           -
                                           ---------------                                      -------------
                                                  290,300                                            106,432
                                           ===============                                      =============


     Remaining non-exercisable options as of March 31, 2001 become exercisable as follows:

          2002...........................................      84,434
          2003...........................................      84,434
          2004...........................................      15,000
                                                            ----------
                                                              183,868
                                                            ==========

     In January 2000, the Company granted 50,000 options to Stephen M. Watters, a greater-than-10%-stockholder, at an exercise price of $14.30, which was 110% of the fair market value of the stock on the date of the grant. Such options expire 5 years from the date of the grant.

     The Company applies APB No. 25 in accounting for its warrants and stock options. Accordingly, no compensation cost has been recognized for the warrants and options granted to employees and directors because the exercise price equaled or exceeded the fair market value on the date of the grant. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and net loss per share would have increased as follows for the years ended March 31, 2001 and 2000:


                                           March 31, 2001                    March 31, 2000
                                           --------------                    --------------

                                                            Net Loss                             Net Loss
                                          Net Loss         Per Share            Net Loss        Per Share
                                    ----------------    ---------------   -----------------   ---------------
As reported.......                  $    (7,816,584)    $       (1.22)    $     (1,988,944)   $       (0.51)
Pro forma.........                  $    (9,174,766)    $       (1.43)    $     (3,916,377)   $       (0.71)

     The weighted-average fair value of options granted for the years ending March 31, 2001 and 2000 was $10.11 and $10.17, respectively. The estimated fair value for the above options and warrants was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2001 and 2000:

                                                           2001           2000
                                                           ----           ----

          Dividend Yield.....................             0.00%          0.00%
          Option term........................          10 years     5-10 years
          Warrant term.......................              None        3 years
          Expected volatility................               85%            75%
          Risk-free interest rate............             5.38%    6.27%-6.56%


NOTE 9  - RELATED PARTY TRANSACTIONS

     In May 1999, 21/st/ Century Healthcare Fund, LLC, an affiliate of a principal shareholder, officer, and director of the Company, Jugal K. Taneja, loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note was repaid prior to March 31, 2001.

     In July 1999, Stephen M. Watters, then President of the Company, loaned $70,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note was repaid prior to March 31, 2001.

     In August 1999, Carnegie Capital, Ltd., an affiliate of a director of the Company, Jugal K. Taneja, a principal shareholder, officer, and director of the Company, loaned $20,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note was repaid prior to March 31, 2001.

     In August 1999, a director of the Company, Howard Howell D.D.S. loaned $50,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note was repaid prior to March 31, 2001.

     GO2 Pharmacy, Inc., a publicly traded company, formerly Innovative Health Products, Inc. ("GO2"), is a supplier of manufactured dietary supplements and health and beauty care products sold by the Company. Jugal K. Taneja is a Director and Chairman of the Board of GO2 and of the Company. In the fiscal year ended March 31, 2001, the Company generated approximately $173,000 worth of gross revenue from product purchased from Innovative, and in addition, purchased approximately $49,000 in products which were used for promotional giveaways to attract new customers to the Company's web site in the first quarter. The promotional products were charged to cost of sales.

     In August 1999, Stephen M. Watters, then President of the Company, loaned $10,000 to the Company for the purpose of assisting the Company with its working capital needs. The principal sum, together with interest on the unpaid principal balance at an annual rate equal to prime plus one percent, was due and payable on demand at any time following the earlier to occur of either (i) a public offering of the Company's common stock, or (ii) December 31, 1999. This note was repaid prior to March 31, 2001.

     In April 2000, in connection with the acquisition of Valley, the Company loaned, the sellers of Valley, a total of $170,000 to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These are interest-free notes receivable and are to be repaid by Patrick and Blundo upon their sale of the Company stock, which is restricted stock subject to a holding period through April 19, 2001. At March 31, 2001, the outstanding balance on the notes was $100,000.

     The President of Valley Drug Company and the Chief Financial Officer of the Company together are 2/3 owners of Professional Pharmacy Solutions, LLC ("PPS"), a pharmacy management company. Valley sells products to PPS under normal terms and conditions. During the fiscal year ended March 2001, the Company generated revenues of approximately $1.1 million from PPS. The receivable balance due from PPS at March 31, 2001 was approximately $200,000.

     In August 2000, the Company performed and delivered web site and software related services in the amount of $10,500, for Doctor Surf , a company owned by Jugal K. Taneja, a principal shareholder, officer, and director of the Company, and Stephen M. Watters, a director of the Company.

NOTE 10 - SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures About Segments of Enterprise and Related Information, " which established standards for reporting information about a Company's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

     During the years ended March 31, 2001 and 2000, the Company operated two industry segments: wholesale distribution and computer software development. The following table reports financial data that management uses in its business segment analysis. Amounts shown below are as of and for the years ended March 31, 2001 and 2000.

                                                                              2001                  2000
                                                                       -----------------     -----------------
Revenue
                                            Distribution               $    177,563,881      $     21,048,147
                                            Software Development                149,183                 2,400
                                                                         ---------------       ---------------
                                            Total                      $    177,713,064      $     21,050,547
                                                                         ===============       ===============

Gross profit
                                            Distribution               $      5,421,513      $        141,376
                                            Software Development                109,888                 2,400
                                                                         ---------------       ---------------
                                            Total                      $      5,531,401      $        143,776
                                                                         ===============       ===============

Operating loss before other income and
expenses
                                            Distribution               $     (6,468,715)     $     (1,898,580)
                                            Software Development               (465,139)              (34,297)
                                                                         ---------------       ---------------
                                            Total                      $     (6,933,854)     $     (1,932,877)
                                                                         ===============       ===============


Assets
                                            Distribution               $     54,568,796      $     38,408,017
                                            Software Development                 62,494               105,895
                                                                         ---------------       ---------------
                                            Total                      $     54,631,290      $     38,513,912
                                                                         ===============       ===============

Capital expenditures
                                            Distribution               $        111,576      $        182,634
                                            Software Development                      -                     -
                                                                         ---------------       ---------------
                                            Total                      $        111,576      $        182,634
                                                                         ===============       ===============


NOTE 11 - SUBSEQUENT EVENTS

     In April 2001, the Company negotiated terms with Dell Computer Corporation ("Dell") for the buy-out of the leases on computer equipment acquired with the acquisition of Desktop. The Company paid $23,000 to settle the outstanding leases with Dell. The leases carried a minimum monthly lease payment of approximately $3,500 with lease terms into the fiscal year ending March 31, 2003.

     On June 1, 2001, the Company launched its online pharmacy directory PharmacyMax.com. PharmacyMax.com is a web site that allows the Company's members to create their own web sites. The user-friendly site enables members to choose the theme of their site, upload pictures, write content, and post health news. PharmacyMax.com offers the Company's members the opportunity to personalize their own web sites with options such as community bulletin boards, directions to the member's location, information about the member pharmacy and also provides each site with unique e-mail accounts. The web site will potentially provide the Company with an additional source of revenue based upon a service fee charged to its customers for use of its site.

NOTE 12 - MAJOR CUSTOMER CONCENTRATION

     The Company services customers in the continental United States. During the fiscal years ended 2001 and 2000, the Company had one customer which accounted for 16% and 21%, respectively, of the Company's gross sales. The Company sells goods to its customers on various payment terms which entail accounts receivable exposure. Although the Company monitors closely the creditworthiness of its customers, there can be no assurance that the Company will not incur a write-off or write-down of a significant account in the future.