Form 10QSB
period 2001-06-30
DRUGMAX COM INC
filed 2001-08-14
CIK 921878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                    [X] QUARTERLY REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


As of August 1, 2001, there were 6,971,415 outstanding shares of the Issuer's common stock, par value $.001 per share.

          Transitional Small Business Disclosure Formats (check one)6:
                       Yes [_]           No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                       DRUGMAX.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                       ASSETS                          June 30, 2001    March 31, 2001
                                                                       --------------  ----------------
Current assets:
    Cash and cash equivalents                                           $    484,752     $    384,307
    Restricted cash                                                        1,700,000        2,052,080
    Accounts receivable, net of allowance for doubtful accounts
            of $381,944 in both periods                                   18,400,691       14,864,396
    Inventory                                                             10,969,310       10,694,155
    Due from affiliates                                                       25,909           25,861
    Prepaid expenses and other current assets                                806,630          373,928
                                                                        ------------     ------------

Total current assets                                                      32,387,292       28,394,727

Property and equipment, net                                                  462,295          504,906
Intangible assets, net                                                    25,435,895       25,464,249
Stockholder notes receivable                                                 100,000          100,000
Other assets                                                                 159,888          159,888
Deposits                                                                       7,440            7,520
                                                                        ------------     ------------

Total assets                                                            $ 58,552,810     $ 54,631,290
                                                                        ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $ 11,727,849     $ 11,448,473
    Accrued expenses and other current liabilities                           389,384          360,911
    Credit lines payable                                                  14,852,366       11,944,497
    Notes payable - current portion                                          666,660          666,660
    Due to affiliates                                                        541,478          552,658
                                                                        ------------     ------------

Total current liabilities                                                 28,177,737       24,973,199

Notes payable - long term portion                                            944,451        1,111,118
Other long-term liabilities                                                1,968,750        1,968,750
                                                                        ------------     ------------
Total liabilities                                                         31,090,938       28,053,067
                                                                        ------------     ------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000 shares authorized; no
         preferred shares issued or outstanding                                    -                -
    Common stock, $.001 par value; 24,000,000 shares authorized;
         6,468,754 shares issued and outstanding                               6,470            6,470
    Additional paid-in capital                                            36,481,755       36,481,755
    Accumulated deficit                                                   (9,026,353)      (9,910,002)
                                                                        ------------     ------------

Total stockholders' equity                                                27,461,872       26,578,223
                                                                        ------------     ------------

Total liabilities and stockholders' equity                              $ 58,552,810     $ 54,631,290
                                                                        ============     ============


          See accompanying notes to consolidated financial statements.

                       DRUGMAX.COM, INC. AND SUBIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             For the Three                 For the Three
                                                                             Months Ended                  Months Ended
                                                                             June 30, 2001                 June 30, 2000
                                                                           -----------------             -----------------
Revenues                                                                   $      70,876,312             $      28,816,653

Cost of goods sold                                                                69,075,023                    27,813,691
                                                                           -----------------             -----------------

Gross profit                                                                       1,801,289                     1,002,962
                                                                           -----------------             -----------------

Selling, general and administrative expenses                                       1,095,573                     1,654,565
Amortization expense                                                                  28,353                       655,700
Depreciation expense                                                                  49,820                        52,925
                                                                           -----------------             -----------------
Total operating expenses                                                           1,173,746                     2,363,190
                                                                           -----------------             -----------------

Operating income (loss)                                                              627,543                    (1,360,228)
                                                                           -----------------             -----------------

Other income (expense):
    Interest income                                                                   23,285                        64,355
    Interest expense                                                                (261,209)                     (223,956)
                                                                           -----------------             -----------------
Total other income (expense) - net                                                  (237,924)                     (159,601)
                                                                           -----------------             -----------------

Income (loss) before income tax benefit                                    $         389,619             $      (1,519,829)

Income tax benefit                                                         $         494,030             $               -
                                                                           -----------------             -----------------

Net income (loss)                                                          $         883,649             $      (1,519,829)
                                                                           =================             =================

Net income (loss) per common share - basic                                 $            0.13             $           (0.24)
                                                                           =================             =================

Net income (loss) per common share - diluted                               $            0.12             $           (0.24)
                                                                           =================             =================

Weighted average shares outstanding - basic                                        6,968,754                     6,374,780
                                                                           =================             =================

Weighted average shares outstanding - diluted                                      7,107,201                     6,374,780
                                                                           =================             =================

          See accompanying notes to consolidated financial statements.

                      DRUGMAX.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              For the Three          For the Three
                                                                                            Months Ended June      Months Ended June
                                                                                                30, 2001                30, 2000
                                                                                         --------------------    -------------------
Cash flows from operating activities:
Net income (loss)                                                                       $             883,649   $        (1,519,829)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization                                                                          78,173               708,625
Changes in operating assets and liabilities:
    Increase in accounts receivable, net of allowance for doubtful accounts                        (3,536,295)             (210,216)
    (Increase)/decrease in inventory                                                                 (275,155)              106,570
    (Increase)/decrease in due from affiliates                                                            (48)                  665
    Increase in prepaid expenses and other current assets                                            (432,702)              (68,600)
    Decrease in shareholder notes receivable                                                                -                70,000
    Decrease in deposits                                                                                   80                 1,500
    Increase/(decrease) in accounts payable                                                           279,376              (697,834)
    Increase/(decrease) in accrued expenses and other liabilities                                      28,473               (90,878)
                                                                                        ---------------------   -------------------
Net cash used in operating activities                                                              (2,974,449)           (1,699,997)

Cash flows from investing activities:
    Net change in property and equipment                                                               (7,208)              (62,451)
    Increase in intangible assets                                                                           -                (2,038)
    Cash paid for acquisitions, net                                                                         -            (1,757,481)
                                                                                        ---------------------   -------------------
Net cash used in investing activities                                                                  (7,208)           (1,821,970)

Cash flows from financing activities:
    Decrease in restricted cash                                                                       352,080                     -
    Net change under revolving line of credit agreements                                            2,907,869             1,617,638
    Payments of long-term obligations                                                                       -               (44,337)
    Repayment of principal on note payable                                                           (166,667)                    -
    (Decrease)/increase in due to affiliates                                                          (11,180)               52,893
                                                                                        ---------------------   -------------------
Net cash provided by financing activities                                                           3,082,102             1,626,194
                                                                                        ---------------------   -------------------

Net increase (decrease)  in cash and cash equivalents                                                 100,445            (1,895,773)

Cash and cash equivalents at beginning of period                                                      384,307             6,020,129
                                                                                        ---------------------   -------------------
Cash and cash equivalents at end of period                                              $             484,752   $         4,124,356
                                                                                        =====================   ===================
Supplemental disclosures of cash flows information:
    Cash paid for interest                                                              $             261,209   $           234,464
                                                                                        =====================   ===================
    Cash paid for income taxes                                                          $                   -   $                 -
                                                                                        =====================   ===================

Supplemental schedule of non-cash investing and financing activities:
In April 2000, DrugMax.com, Inc. purchased all of the capital stock of Valley Drug
   Company for $1,757,481 in cash and 217,255 shares of Company common stock
   (fair value of $2,199,707)
   In conjunction with the acquisition, liabilities were assumed as follows:
          Fair value of assets acquired                                                  $                  -    $       14,059,822
          Cash and stock issued for Valley capital stock                                                    -             3,957,188
                                                                                        ---------------------   -------------------
          Liabilities assumed                                                            $                  -    $       10,102,634
                                                                                        =====================   ===================

         See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2001 and 2000.

NOTE A-BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of DrugMax.com, Inc. (formerly known as Nutriceuticals and NuMed) and its wholly-owned subsidiaries, Discount Rx, Inc. ("Discount"), Valley Drug Company ("Valley"), Desktop Ventures, Inc., and Desktop Media Group, Inc. and its subsidiary Desktop Corporation ("Desktop"); and its 70% owned subsidiary VetMall, Inc. ("VetMall"), (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

     In March 2000, Becan Distributors, Inc. ("Becan"), the Company's former wholly owned subsidiary, was merged into the Company. All Becan financial activity has been included as a division of the Company.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB and Form 10-KSB/A.

NOTE B - RECENTLY ISSUED AUTHORITATIVE GUIDANCE

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Conformity of the Company's income recognition policy with SAB 101 did not have a material impact on its June 30, 2001, condensed consolidated financial statements.

     SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities" ("SFAS No. 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Based on Management's review of the criteria in SFAS No. 133, the Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 does not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Conformity with FIN 44 did not have a material effect on the financial position or results of operations of the Company.

     On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" ("SFAS No. 141") was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001.

     As of April 1, 2001, the Company adopted Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:


                                                      For the Three         For the Three
                                                      Months Ended          Months Ended
                                                      June 30, 2001         June 30, 2000
                                                    -----------------     -----------------
Reported net income (loss)                          $         883,649     $      (1,519,829)
Add: Goodwill amortization net of income tax                        -               647,783
                                                    -----------------     -----------------
Adjusted net income (loss)                          $         883,649     $        (872,046)
                                                    =================     =================
Basic earnings (loss) per common share
      Reported net income (loss)                    $            0.13     $           (0.24)
      Goodwill amortization, net of income tax                      -                  0.10
                                                    -----------------     -----------------
      Adjusted net income (loss)                    $            0.13     $           (0.14)
                                                    =================     =================

Diluted earnings (loss) per common share
      Reported net income (loss)                    $            0.12     $           (0.24)
      Goodwill amortization, net of income tax                      -                  0.10
                                                    -----------------     -----------------
      Adjusted net income (loss)                    $            0.12     $           (0.14)
                                                    =================     =================


NOTE C - ACQUISITIONS

     On April 19, 2000, DrugMax Acquisition Corporation ("Buyer"), a wholly owned subsidiary of the Company, Valley, Ronald J. Patrick ("Patrick") and Ralph
A. Blundo ("Blundo" and together with Patrick, the "Sellers") signed a Merger Purchase Agreement. In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company's common stock and cash in the amount of $1.7 million. The Sellers were granted the right to include their shares in any registration filed by the Company until such time as their shares of the Company common stock may be sold pursuant to Rule 144 of the General Rules and Regulations promulgated under the Securities Act of 1933, as amended. In addition, the Sellers deposited 22,666 shares of the Company's common stock with an escrow agent (the "Holdback Shares"). Based on audited financial statements of Valley as of April 19, 2000, the stockholders' equity amounted to $400,667, which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares have been returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly $3.6 million of goodwill was recorded.

     On April 18, 2000, Valley loaned the Sellers $170,000, of which $100,000 is outstanding at June 30, 2001, to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of

Valley. These interest-free notes receivable are to be repaid upon the Sellers' sale of Company common stock, which is restricted stock subject to a holding period through April 19, 2001.

     The business combination of Valley was accounted for by the purchase method of accounting in accordance with APB Opinion No. 16. The result of operations of the above named business is included in the consolidated financial statements from its purchase date. The Company acquired the following assets and liabilities (net of cash received of $53,207) in the above business combination:


          Accounts receivable....................   $     3,478,637
          Inventory..............................         6,690,636
          Property and equipment.................            67,146
          Other assets...........................           266,380
          Goodwill...............................         3,557,023
          Assumption of liabilities..............       (10,102,634)
                                                    ---------------
          Net value of purchased assets..........         3,957,188
          Value of common stock issued...........        (2,199,707)
                                                   ----------------
          Cash paid for acquisitions.............         1,757,481
                                                   ================

     The unaudited pro forma effect of the acquisition of Valley on the Company's revenues, net loss and net loss per share, before the effects of the change in accounting for amortization of goodwill, had the acquisition occurred on April 1, 2000 is as follows:


                                                   For the Three Months
                                                   Ended June 30, 2000
                                                   --------------------
          Revenues                                       $ 31,633,652
          Net income (loss)                               ($1,658,057)
          Basic net income (loss) per share                    ($0.26)
          Diluted net income (loss) per share                  ($0.26)

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the quarter ended June 30, 2001, by operating segment, are as follows:

                                               Distribution            Software               Total
                                            ------------------     ----------------     ------------------

Balance as of April 1, 2001                 $       25,179,254     $              -     $       25,179,254
Change in carrying amount of goodwill                        -                    -                      -
                                            ------------------     ----------------     ------------------
Balance as of June 30, 2001                 $       25,179,254     $              -     $       25,179,254
                                            ==================     ================     ==================

     The Company will perform and report the results of the transitional impairment tests in the Company's September 30, 2001 financial statements. The Company's other intangible assets relate primarily to loan acquisition costs in the amount of $256,641 net of $83,486 in accumulated amortization at June 30, 2001. The Company will continue to amortize this intangible asset over the life of the related debt instrument. Amortization expense of other intangible assets was $28,353 and $7,917 for the three months ended June 30, 2001 and 2000, respectively.


NOTE E - INCOME TAXES

     The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Temporary differences giving rise to deferred income tax assets and liabilities primarily include certain accrued liabilities and net operating loss carry forwards. The provision for income taxes includes the amount of income taxes payable for the year as determined by applying the provisions of the current tax law to the taxable income for the year and the net change during the year in the Company's deferred income tax assets and liabilities. The Company continually reviews the adequacy of the valuation allowance and is recognizing deferred income tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

     The Company's first quarter assessment of its deferred income tax asset valuation allowance indicated that it is more likely than not that future taxable income would be sufficient to utilize the carry forward tax benefits associated with its historical net operating losses. Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, the Company reduced the valuation allowance in the three month period ended June 30, 2001 by approximately $656,000.

     During the three months ended June 30, 2001, the Company recorded income tax expense of approximately $162,000, which was offset by the change in the valuation allowance of $656,000 for a net income tax benefit of approximately $494,000. The resulting net deferred income tax asset of $494,000 has been included in other current assets in the accompanying consolidated balance sheet as of June 30, 2001, and represents the amount that management believes more likely than not will be realized over the remaining life of the net operating loss carry forwards. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred income tax assets.


NOTE F - COMMITMENTS AND CONTINGENCIES

     On February 15, 2000, the Company entered into an Agreement with Purchasepro.com, Inc. ("PPRO") wherein PPRO was to design and develop a "sell-side" private e-marketplace, powered by PPRO, labeled to include the marks and logos of the Company. The custom e-marketplace will be utilized within the Company's Internet site. PPRO's development and unlimited buyer license fee for private e-marketplace will be issued in the form of 200,000 of the Company's warrants. Revenue sharing will take place on transactions and subscriptions resulting from the Company's marketplace. The warrants shall be exercisable, in whole or in part, during the term commencing on the date of project completion (the "Initial Exercise Date"), and ending at 5:00 p.m., Pacific Standard Time, six months after the date of completion (the "Exercise Period"), and shall be void thereafter. In consideration for the hosting, archiving, maintenance and recurring customization of the private e-Marketplace, the Company was to guarantee PPRO at least $80,000 in annual transaction revenue. Currently, the "sell-side" private e-marketplace project with PPRO is inactive; a termination agreement has been drafted and no warrants will be issued.

     On April 19, 2000, in conjunction with the Valley acquisition, the Company agreed to become an additional guarantor of the outstanding bank indebtedness of Valley. Valley's indebtedness with National City Bank consisted of a revolving line of credit and a term loan which were also personally guaranteed by the former owners of Valley. On October 24, 2000, as discussed in greater detail below, the Company entered into a new credit facility with Mellon Bank N.A. ("Mellon"). The line of credit and term loan with National City Bank were paid in full with the proceeds from the Mellon credit facility.

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

     On September 13, 2000, the Company entered into a letter of intent to purchase substantially all of the assets of Penner & Welsch, Inc. ("P&W"), a wholesale distributor of pharmaceuticals, over-the-counter products and health and beauty care products, headquartered near New Orleans, Louisiana. Also on that date, P&W filed a voluntary petition for Chapter 11 relief under the United States Bankruptcy Code. The case is pending in the United States Bankruptcy Court for the Eastern District of Louisiana. Pursuant to the letter of intent, the Company agreed to work with P&W, on an exclusive basis, to formulate a bankruptcy reorganization plan (the "Plan"). On May 30,

2001, the Plan was filed with the bankruptcy court, pursuant to which the Company will purchase certain of P&W's assets for $750,000 worth of restricted common stock of the Company, plus certain additional consideration, which will be based on the adjusted value of P&W's inventory and accounts receivable, plus the assumption of certain limited liabilities on the closing date. The Company cannot guarantee that the Bankruptcy Court will confirm the Plan or any other bankruptcy reorganization plan that is acceptable to the Company or that the Bankruptcy Court will approve the transactions contemplated by the letter of intent. The parties involved in the litigation also are currently negotiating the terms of a consensual Plan, however, the Company can make no assurances that such a consensual Plan will ever be reached. In addition, even if an agreement is reached on a consensual Plan or a Plan is approved by the court, the Company cannot guarantee that it will successfully assimilate the additional personnel, operations, technology and products of P&W into the Company's business, or retain key personnel and customers.

     On October 24, 2000, the Company obtained from Mellon a line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The new line of credit enables the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The term loan is payable in monthly principal installments of $55,556 commencing on December 1, 2000, and in one final payment of the remaining principal balance plus all accrued and unpaid interest thereon on October 24, 2003. The term loan bears interest (7.5% as of June 30, 2001), payable monthly at 0.75% per annum over the base rate, which is the higher of Mellon's prime rate or the effective federal funds rate plus 0.50% per annum. The revolving credit facility bears interest (7.0% as of June 30, 2001) at the floating rate of 0.25% per annum above the base rate. However, the applicable margin over the base rate may change on an annual basis depending on the ratio of funded debt to EBITDA. At the Company's option, it may instead pay interest at a LIBOR rate plus an applicable margin, which also varies on the ratio of funded debt to EBITDA. Proceeds obtained from the Mellon facility were used to repay the Company's prior credit facilities with Merrill Lynch Financial and National City Bank, aggregating approximately $8.9 million. Approximately
$147,600 was available for borrowing at June 30, 2001.   The outstanding
balances were approximately $14,852,400 and $1,611,100 on the revolving line of credit and term loan, respectively, at June 30, 2001.

     The Mellon credit facility imposes financial covenants on the Company's net worth, net income (loss) and working capital ratios on a quarterly basis. At March 31, 2001, the Company was not in compliance with the financial covenants since the borrowers, namely, DrugMax.com, Inc. and Valley Drug Company, did not meet the net income (loss) covenant as outlined within the loan and security agreement between DrugMax.com, Inc. and Valley Drug Company and Mellon dated October 24, 2000. On June 13, 2001, Mellon provided an amendment that modified the financial covenants in order to achieve loan compliance at March 31, 2001. The amendment modified the financial covenants as of March 31, 2001, and future quarterly and annual covenants through March 31, 2002, and thereafter. All other loan provisions will remain in effect. The Company was in compliance with the net worth, net income (loss) and working capital ratios for the three months ended June 30, 2001.

     On November 6, 2000, the Company extended its $1,000,000 line of credit agreement with First Community Bank of America for an additional period of six months with a due date of April 1, 2001. Terms and conditions of the agreement provided for interest to be charged at 1% over the rate of interest paid on the Company's $1,000,000 certificate of deposit used to collateralize the loan facility, in accordance with the Security Agreement dated March 17, 2000. The First Community Bank certificate of deposit matured on March 15, 2001, and on March 19, 2001 was used to satisfy the line of credit agreement.

     Further, on September 13, 2000, the Company entered into a management agreement with P&W, pursuant to which the Company manages the day-to-day operations of P&W, in exchange for a management fee equal to a percentage of the gross revenues of P&W each month. Also on September 13, 2000, the Company entered into a financing and security agreement with P&W, pursuant to which the Company agreed to provide P&W with a collateralized revolving line of credit for the sole purpose of purchasing inventory from the Company, up to an aggregate amount of $2.5 million as may be requested by P&W and as may be allowed by the Company in its sole discretion. The line of credit is collateralized by a second lien on substantially all of the assets of P&W, second only to P&W's primary banking facility, as well as real estate owned by an affiliate of P&W. On November 20, 2000, the Bankruptcy Court entered a final order approving the financing and security agreement, and on January 30, 2001, the Court entered a final order approving the management agreement. On February 15, 2001, the Bankruptcy Court granted an order approving an increase in the line of credit extended to P&W to an aggregate amount of $3 million. The Company anticipates but cannot guarantee that the management and financing arrangements will continue until such time as a bankruptcy plan is approved by the Court.

     On February 14, 2001, in connection with the P&W Bankruptcy proceedings described above, McKesson HBOC, Inc. ("McKesson") , an unsecured creditor of P&W, filed a complaint naming P&W, the Company and the Company's subsidiary, Discount, Inc. ("Discount"), as defendants in an adversary proceeding related to the above mentioned bankruptcy proceeding (McKesson HBOC, Inc. v. Penner & Welsch, Inc., et. al., Adversary Case No. 01-1030). In the Adversary Proceeding, McKesson demanded unspecified damages and injunctive relief and alleged that Discount and the Company were accomplices to a scheme by P&W to defraud McKesson due to Discount's interest in acquiring P&W, and its subsequent post petition financing of P&W. Discount and the Company subsequently filed a motion for summary judgment asking that Discount and the Company be dismissed from the Adversary Proceeding. On May 9, 2001, the Court granted Discount's and the Company's motion, and on May 22, 2001, an order was entered granting summary judgment in favor of Discount and the Company, thereby dismissing Discount and the Company as defendants in the Adversary Proceeding. However, on or about June 4, 2001, McKesson filed a motion to have the dismissal reconsidered or, alternatively, for a new trial. While the Company does not believe that McKesson will be successful in setting a new trial or having the court's order of dismissal overturned, the Company can make no assurances in this regard. The Company intends to vigorously oppose McKesson's motion.

     On April 19, 2001, the Company executed an engagement letter with GunnAllen Financial ("GAF") for consulting services over a three month period from date of contract execution, and renewable month to month thereafter until terminated by either party with a thirty day notice. Compensation for consulting services performed is $5,000 per month plus expenses capped at $2,000 per month. In addition, the Company agreed to issue a warrant exercisable for a period of five years to purchase 100,000 shares of the Company's common stock at an exercise price of $5.80 per share. The contract was modified subsequent to April 19, 2001 to begin on or about August 20, 2001, the official date of the contract execution. At June 30, 2001, no warrants had been issued to GAF.

NOTE G - SEGMENT INFORMATION

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

     During the three months ended June 30, 2000, Company operated two industry segments: wholesale distribution and computer software development. During the quarter ended June 30, 2001, the Company did not operate the software development segment and has made the determination to concentrate on the Company's core businesses.

     The following table reports financial data that management uses in its business segment analysis


                                                         For the Three Months Ended   For the Three Months Ended June
                                                               June 30, 2001                      30, 2000
                                                         ------------------------------------------------------------
           Revenues from external customers
                                          Distribution                  $70,876,312                       $28,718,856
                                  Software Development                            -                            97,797
                                                         ------------------------------------------------------------
                                                 Total                  $70,876,312                       $28,816,653
                                                         ============================================================


           Segment income (loss) from operations
                                          Distribution                  $   627,543                       $  (841,257)
                                  Software Development                            -                       $  (518,971)
                                                         ------------------------------------------------------------
                                                 Total                  $   627,543                       $(1,360,228)
                                                         ============================================================

                                                                       June 30,2001                    March 31, 2001
                                                         ------------------------------------------------------------
           Assets
                                          Distribution                  $58,504,434                       $54,568,796
                                  Software Development                       48,376                            62,494
                                                         ------------------------------------------------------------
                                                 Total                  $58,552,810                       $54,631,290
                                                         ============================================================


           Capital expenditures
                                          Distribution                        7,209                           111,576

     There were no inter-segment sales or transfers during either the three month periods ended June 30, 2001 or 2000. Operating income (loss) by business segment excludes interest income, interest expense, and other income and expenses.

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

NOTE  I  - SUBSEQUENT EVENTS

     On July 16, 2001, in accordance with the Escrow Agreement (the "Agreement") dated November 26, 1999, between the Company and Dynamic, 500,000 shares of the Company's common stock were delivered to Dynamic. The shares of stock had been held in escrow pursuant to the Agreement since the acquisition by the Company of Becan Distributors, Inc. from Dynamic on November 26, 1999, pending attainment of certain financial targets by the Company for the fiscal year ending March 31, 2001. The Company attained the financial target for fiscal year ended March 31, 2001; therefore, these shares of stock were released to Dynamic.

NOTE  J - INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.

     A reconciliation of the number of shares of common stock used in calculation of basic and diluted net income (loss) per share is presented below:


                                                For the Three Months    For the Three Months
                                                 Ended June 30, 2001     Ended June 30, 2000
                                                --------------------    --------------------
  Basic shares                                             6,968,754               6,374,780
  Additional shares assuming effect of                       138,447                       -
   dilutive stock options
                                                --------------------    --------------------
  Diluted shares                                           7,107,201               6,374,780
                                                ====================    ====================

     Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements presented elsewhere in this Form 10-QSB.

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

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care industry; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company's technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales and (vi) customers' willingness to accept the Company's Internet platform. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business" and "Risk Factors" in the Company's Form 10-KSB for the year ended March 31, 2001, as well as information contained in this Form 10-QSB. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.


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

     In general, the Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers and maintains an inventory of over 20,000 stock-keeping units, to serve this growing customer base. In addition, since the early December 1999 launch of its web site, www.drugmax.com, over 9,400 independent pharmacies, small regional pharmacy chains, wholesalers and distributors have registered to purchase products through the Company's web site. The Company believes it has been successful in attracting potential customers to its web site because it has designed its web site as an online source for a select group of products, typically higher cost and margin products, which make up a large percentage of the Company's targeted customers sales.

     The Company's online trade exchange, DrugMaxTrading.com, established in August 2000, offers one of the first business-to-business online trade exchanges for pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements dedicated exclusively to manufacturers, distributors, wholesalers and retailers in the pharmaceutical and over-the-counter product markets. DrugMaxTrading.com allows the Company's trade exchange members to lower their overall costs of doing business while providing them with wider market access and competitively priced products. The Company believes that the DrugMaxTrading.com concept capitalizes on the efficiencies of the Internet and its strategic alliances, offering a variety of product and market participant information. DrugMaxTrading.com facilitates the execution of mutually beneficial online transactions among trade exchange members in an open-market format. Although the Company expects its wholesale distribution business to continue to provide the primary source of revenues for the foreseeable future, the Company also believes that in the near future its new e-commerce trade exchange will be able to provide future profits. No significant revenues have been generated from the DrugMaxTrading.com site at June 30, 2001.


Results of Operations

For the Three Months Ended June 30, 2001 and 2000.

     Revenues. The Company generated revenues of $70.9 million and $28.8 million for the three months ended June 30, 2001 and 2000, respectively, an increase of $42.1 million or 146.2%. The increase is primarily attributable to the operations of Becan (the Pittsburgh division of the Company), and its wholly owned subsidiary Discount Rx, Inc., and Valley Drug Company which were acquired in November 1999, and April 2000, respectively. Becan had revenues of $35.4 million, Discount had revenues of $8.4 million, and Valley had revenues of $26.9 million for the three months ended June 30, 2001, compared to Becan's revenues of $18.9 million, Discount's revenues of $.03 million for the three months ended June 30, 2000, and Valley's revenues of $9.7 million from its acquisition in April 2000 through June 30, 2000, respectively. In addition, approximately $208,000 and $123,000 of gross revenues were generated from the company's remaining operations for the three months ended June 30, 2001 and 2000, respectively. Both warehouse locations generated double-digit growth and achieved record sales in the three months ended June 30, 2001, by expanding sales territories, cross selling to common customers, and aggressive marketing.

     Gross Profit. The Company achieved gross profits of $1.8 million and $1 million for the three months ended June 30, 2001 and 2000, respectively, an increase of $.8 million or 80%. The increase is primarily attributable to $.48 million in gross profit generated by Becan, $.07 million in gross profit generated by Discount, and $1.05 million in gross profit generated by Valley for the three months ended June 30, 2001, with approximately $200,000 in gross profit generated from its remaining operations; compared to gross profit (loss) generated by Becan of $.24 million, Discount of $(.01) million for the three months ended June 30, 2000, and gross profit generated by Valley of $.72 million from its acquisition through June 30, 2000, respectively, with approximately $50,000 generated from its remaining operations for the three months ended June 30, 2000.

     Operating Expense. The Company incurred operating expenses of $1.2 million and $2.4 million for the three months ended June 30, 2001 and 2000, respectively. These expenses included various administrative, sales, marketing and other direct operating expenses of $1,145,393 and $1,707,500 for the three months ended June 30, 2001 and 2000, respectively, net of approximately $650,000 associated with goodwill amortization in 2000. Comparatively, the percentage of operating expenses decreased from 5.9% to 1.6%, as compared to revenues, an improvement of 72.9%. The improvement in operating expense ratio reflects increased warehouse efficiencies, economies of scale associated with the Company's growth, and cost control efforts, such as "preferred customer" rates for package delivery, elimination of duplicate services resulting from mergers, and reduction in web site monitoring and setup costs.

     Interest expense. Interest expense was $261,200 and $224,000 for the three months ended June 30, 2001 and 2000, respectively. The increase was due to additional borrowings against the Company's revolving line of credit and term loan with Mellon Bank N.A.

     Net income/loss per share. The basic and diluted net income per share for the three months ended June 30, 2001 was $0.13 and $0.12, respectively, compared to a basic and diluted net loss per share of $(0.24) for the three months ended June 30, 2000. The Company's adoption of FASB No. 142 increased the basic and diluted net income per share by approximately $0.06 for the three months ended June 30, 2001, and would have had the effect of decreasing the basic and diluted net loss by $.10 per share for the three months ended June 30, 2000.

     Income Taxes. The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.3 million as of the fiscal year ended March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. Management has evaluated the available evidence regarding the Company's future taxable income and other possible sources of realization of deferred income tax assets and recognized a net deferred income tax benefit of approximately $494,000 for the quarter ended June 30, 2001.

     Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2001 and 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

     The Company's operations produced positive cash flow (defined as net income plus non-cash expenses) for the quarter ended June 30, 2001. The continued improvement is attributable to the growth of the Company's core business, control over corporate expenditures and management's ability to maintain acceptable gross margins. The Company had previously financed its operations primarily through proceeds received from a public offering in November 1999. Net proceeds from that offering were approximately $11.9 million. The Company has working capital, and cash and cash equivalents, of $4.2 million and $.5 million at June 30, 2001 respectively, and restricted cash of $1.7 million at June 30, 2001.

     Net cash used in operating activities was $2,974,449 for the three months ended June 30, 2001. The usage of cash is primarily attributable to an increase in accounts receivable and inventory, and increases in due from affiliated companies and prepaid expenses and other current assets, offset by a decrease in accrued expenses and deposits, and an increase in accounts payable.

     Net cash used in investing activities of $7,208 for the three months ended June 30, 2001, represents purchases of property and equipment.

     Net cash provided by financing activities was $3,082,102 for the three months ended June 30, 2001, representing an increase in the Company's revolving line of credit agreement with Mellon Bank N.A. ("Mellon"), as discussed in more detail below. In addition, in accordance with the June 2001 amendment modifying the covenants to the Mellon credit facility, a decrease in the restricted cash account requirement provided cash which had previously been restricted, offset by the repayment of principal on the note payable and a decrease in due to affiliates. At June 30, 2001, the Company was in compliance with the modified covenants to the Mellon credit facility.


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

     (10) On January 29, 2001, the Company issued 1,000 shares of common stock to a former stockholder.

     (11) On June 30, 2001, the Company maintained in escrow 500,000 shares of common stock due to Dynamic Health Products, Inc., a Florida corporation, earned through the contingent consideration clauses of the Becan acquisition. These shares were released from escrow and delivered to Dynamic on July 16, 2001.

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

_______________________________

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

(7) Incorporated by reference to the Company's Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8) Incorporated by reference to the Company's Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on November 1, 2000.

(10) Incorporated by reference to the Company's Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(b) Reports on Form 8-K.

     During the three months ended June 30, 2001, the Company filed the following one (1) report on Form 8-K. Subsequent to June 30, 2001, the Company filed one (1) report on Form 8-K.

     Form 8-K dated June 14, 2001, with respect to the Company's press release to announce fourth quarter and year-end financial results.

     Form 8-K dated August 7, 2001, with respect to the Company's press release to announce first quarter financial results.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         DrugMax.com, Inc.


Date: August 14, 2001                    By: /s/ Jugal K. Taneja
      ---------------                        ----------------------------
                                             Jugal K. Taneja
                                             Chief Executive Officer



Date: August 14, 2001                    By:  /s/ Ronald J. Patrick
      ---------------                        ----------------------------
                                             Ronald J.Patrick
                                             Chief Financial Officer, Vice
                                             President of Finance, Secretary
                                             and Treasurer


Date: August 14, 2001                    By:  /s/ William L. LaGamba
      ---------------                        ----------------------------
                                             William L. LaGamba
                                             President and Chief
                                             Operations Officer