Form 10QSB
period 2001-09-30
DRUGMAX COM INC
filed 2001-11-14
CIK 921878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB



                   [X]  QUARTERLY REPORT UNDER SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      or

                    [ ]  TRANSITION REPORT UNDER SECTION 13
                         OR 15 (d) OF THE EXCHANGE ACT

                For the transition period from ______ to ______

                        Commission File Number 1-15445


                                DRUGMAX, INC.,
                         (Formerly DrugMax.com, Inc.)
       (Exact Name of Small Business Issuer as Specified in Its Charter)


            STATE OF NEVADA                                 34-1755390
     -------------------------------                    -------------------
     (State or other Jurisdiction of                       (IRS Employer
     Incorporation or Organization)                     Identification No.)


               12505 Starkey Road, Suite A, Largo, Florida 33773
               -------------------------------------------------
                   (Address of Principal Executive Offices)

                                (727) 533-0431
               ------------------------------------------------
               (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of October 30, 2001, there were 7,096,833 outstanding shares of the Issuer's common stock, par value $.001 per share.

          Transitional Small Business Disclosure Formats (check one):
                     Yes   [ ]                   No   [X]

                        DRUGMAX, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                               TABLE OF CONTENTS

                                    PART I
Item 1. Financial Statements..............................................   3
  Condensed Consolidated Balance Sheets
    September 30, 2001 and March 31, 2001.................................   3
  Condensed Consolidated Statements of Operations
    Three and Six Months Ended September 30, 2001 and 2000................   4
  Condensed Consolidated Statements of Cash Flows
    Six Months Ended September 30, 2001 and 2000..........................   5
Notes to Condensed Consolidated Financial Statements......................   6


Item 2. Management's Discussion and Analysis or Plan of Operations........  12
  Overview................................................................  12
  Results of Operations...................................................  13
  Financial Condition, Liquidity and Capital Resources....................  14

                                    PART II
Item 1. Legal Proceedings.................................................  15
Item 2. Changes in Securities and Use of Proceeds.........................  15
Item 3. Submission of Matters To a Vote of Security Holders...............  15
Item 4. Exhibits and Reports on Form 8-K..................................  16

Signatures................................................................  19

                        PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        DRUGMAX, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      September 30,      March 31,
                             ASSETS                                       2001             2001
                                                                      -----------      -----------
Current assets:
    Cash and cash equivalents                                         $   822,698      $   384,307
    Restricted cash                                                     1,700,000        2,052,080
    Accounts receivable, net of allowance for
     doubtful accounts of $303,338 and $381,944                        15,755,864       14,864,396
    Inventory                                                          11,799,846       10,694,155
    Due from affiliates                                                    23,664           25,861
    Net deferred income tax asset - current                               397,780                -
    Prepaid expenses and other current assets                             268,050          373,928
                                                                      -----------      -----------
Total current assets                                                   30,767,902       28,394,727

Property and equipment, net                                               405,073          504,906
Intangible assets, net                                                 25,407,542       25,464,249
Stockholder notes receivable                                              100,000          100,000
Net deferred income tax asset - long-term                                 712,500                -
Other assets                                                              144,888          159,888
Deposits                                                                    7,440            7,520
                                                                      -----------      -----------
Total assets                                                          $57,545,345      $54,631,290
                                                                      ===========      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $10,050,899      $11,448,473
    Accrued expenses and other current liabilities                        356,768          360,911
    Credit lines payable                                               15,001,583       11,944,497
    Notes payable - current portion                                       666,660          666,660
    Due to affiliates                                                     518,809          552,658
                                                                      -----------      -----------
Total current liabilities                                              26,594,719       24,973,199

Notes payable - long-term portion                                         784,539        1,111,118
Other long-term liabilities                                                     -        1,968,750
                                                                      -----------      -----------
Total liabilities                                                      27,379,258       28,053,067
                                                                      -----------      -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000 shares authorized;
     no preferred shares issued or outstanding                                 -                -
    Common stock, $.001 par value; 24,000,000 shares authorized;
         6,968,754 and 6,468,754  shares issued and outstanding             6,970            6,470
    Additional paid-in capital                                         38,450,005       36,481,755
    Accumulated deficit                                                (8,290,888)      (9,910,002)
                                                                      -----------      -----------
Total stockholders' equity                                             30,166,087       26,578,223
                                                                      -----------      -----------
Total liabilities and stockholders' equity                            $57,545,345      $54,631,290
                                                                      ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                         DRUGMAX, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  For the            For the           For the          For the
                                               Three Months       Three Months       Six Months       Six Months
                                                   Ended              Ended             Ended            Ended
                                               September 30,      September 30,     September 30,    September 30,
                                                   2001               2000              2001             2000
                                               ------------       -----------      ------------      -----------
Revenues                                        $66,187,701       $38,827,714       $137,064,013      $67,862,991
Cost of goods sold                               64,510,873        37,463,122        133,585,897       65,495,437
                                                 ----------       -----------       ------------       ----------
Gross profit                                      1,676,828         1,364,592          3,478,116        2,367,554
                                                 ----------       -----------       ------------       ----------
Selling, general and
 administrative expenses                          1,217,208         1,088,536          2,312,787        2,743,100
Amortization expense                                 28,352           674,043             56,705        1,329,743
Depreciation expense                                 50,235            56,677            100,054          109,602
                                                 ----------       -----------       ------------       ----------
Total operating expenses                          1,295,795         1,819,256          2,469,546        4,182,445
                                                 ----------       -----------       ------------       ----------
Operating income (loss)                             381,033          (454,664)         1,008,570       (1,814,891)
                                                 ----------       -----------       ------------       ----------
Other income (expense):
    Interest income                                  18,383            74,689             41,672          139,043
    Other                                            (4,769)               20             (4,769)              20
    Interest expense                               (275,431)         (247,655)          (536,639)        (471,611)
                                                 ----------       -----------       ------------       ----------
Total other income (expense) - net                 (261,817)         (172,946)          (499,736)        (332,548)
                                                 ----------       -----------       ------------       ----------
Income (loss) before income tax benefit             119,216          (627,610)           508,834       (2,147,439)
Income tax benefit                                  616,250                 -          1,110,280                -
                                                 ----------       -----------       ------------       ----------
Net income (loss)                               $   735,466       $  (627,610)      $  1,619,114      $(2,147,439)
                                                 ==========       ===========       ============       ==========
Net income (loss) per common share - basic      $      0.11       $     (0.10)      $       0.23      $     (0.34)
                                                 ==========       ===========       ============       ==========
Net income (loss) per common share - diluted    $      0.10       $     (0.10)      $       0.23      $     (0.34)
                                                 ==========       ===========       ============       ==========
Weighted average shares outstanding - basic       6,968,754         6,417,754          6,968,754        6,396,385
                                                 ==========       ===========       ============       ==========
Weighted average shares outstanding -
 diluted                                          7,152,225         6,417,754          7,150,143        6,396,385
                                                 ==========       ===========       ============       ==========

    See accompanying notes to condensed consolidated financial statements.

                         DRUGMAX, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               For the           For the
                                                             Six Months        Six Months
                                                                Ended             Ended
                                                            September 30,     September 30,
                                                                 2001             2000
                                                             -----------      ------------
Cash flows from operating activities:
Net income (loss)                                            $ 1,619,114      $ (2,147,439)

Adjustments to reconcile net income (loss) to net
 cash (used in)/provided by operating activities:
Depreciation and amortization                                    156,759         1,433,279
Loss on disposal of assets                                         4,769                 -
Increase in net deferred income tax asset                     (1,110,280)                -
Changes in operating assets and liabilities:
    Increase in accounts receivable, net of
     allowance for doubtful accounts                            (891,468)       (2,814,670)
    Increase in inventory                                     (1,105,691)       (1,155,406)
    Decrease/(increase) in due from affiliates                     2,197           (36,785)
    Increase in prepaid expenses and other
     current assets                                              120,878          (249,917)
    Decrease in shareholder notes receivable                           -            70,000
    Decrease in notes receivable                                       -            37,615
    Decrease in deposits                                              80             1,500
    (Decrease)/increase in accounts payable                   (1,397,574)        5,195,498
    Decrease in accrued expenses and other
     liabilities                                                  (4,143)         (126,802)
                                                             -----------       -----------
Net cash (used in)/provided by operating
 activities                                                   (2,605,359)          206,873

Cash flows from investing activities:
    Net change in property and equipment                          (4,988)          (63,895)
    Increase in intangible assets                                      -           (50,163)
    Cash paid for acquisitions, net                                    -        (1,757,481)
                                                             -----------       -----------
Net cash used in investing activities                             (4,988)       (1,871,539)

Cash flows from financing activities:
    Decrease in restricted cash                                  352,080                 -
    Net change under revolving line of
     credit agreements                                         3,057,086         1,223,573
    Payments of long-term obligations                                  -          (121,553)
    Repayment of principal on note payable                      (326,579)                -
    (Decrease)/increase in due to affiliates                     (33,849)           17,653
                                                             -----------       -----------
Net cash provided by financing activities                      3,048,738         1,119,673
                                                             -----------       -----------

Net increase/(decrease) in cash and cash
 equivalents                                                     438,391          (544,993)

Cash and cash equivalents at beginning of period                 384,307         6,020,129
                                                             -----------       -----------
Cash and cash equivalents at end of period                   $   822,698      $  5,475,136
                                                             ===========       ===========
Supplemental disclosures of cash flows information:
    Cash paid for interest                                   $   536,639      $    471,611
                                                             ===========       ===========
    Cash paid for income taxes                               $         -      $          -
                                                             ===========       ===========

Supplemental schedule of non-cash investing and
 financing activities:
In April 2000, DrugMax, Inc. purchased all of the
 capital stock of Valley Drug Company for $1,757,481
 in cash and 217,255 shares of Company common stock
 (fair value of $2,199,707)
    In conjunction with the acquisition, liabilities
     were assumed as follows:
        Fair value of assets acquired                        $         -       $14,059,822
        Cash and stock issued for Valley capital stock                 -         3,957,188
                                                             -----------       -----------
        Liabilities assumed                                  $         -       $10,102,634
                                                             ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three- and Six-Month Periods Ended September 30, 2001 and 2000.

NOTE A - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of DrugMax, Inc. (formerly known as DrugMax.com, Inc., Nutriceuticals and NuMed) and its wholly-owned subsidiaries, Discount Rx, Inc. ("Discount"), Valley Drug Company ("Valley") and its wholly-owned subsidiary Valley Drug Company South ("Valley South"), Desktop Ventures, Inc., and Desktop Media Group, Inc. ("Desktop"); and its 70% owned subsidiary VetMall, Inc. ("VetMall"), (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements included in the Company's Form 10-KSB for the fiscal year ended March 31, 2001.


NOTE B - RECENTLY ISSUED AUTHORITATIVE GUIDANCE

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instrument and Hedging Activities" ("SFAS No. 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

     On June 29, 2001, SFAS No. 141, "Business Combinations"  ("SFAS No. 141")
was approved by the Financial Accounting Standards Board (FASB).   SFAS No. 141
requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not have an impact on the results of operations or financial position of the Company.

     As of April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Upon adoption, the Company performed the transitional impairment test and determined that no impairment of goodwill existed.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                For the          For the          For the          For the
                                             Three Months     Three Months      Six Months       Six Months
                                                 Ended           Ended             Ended            Ended
                                             September 30,    September 30,    September 30,    September 30,
                                                 2001            2000              2001             2000
                                               --------        ---------        ----------       -----------
Reported net income (loss)                     $735,466        $(627,610)       $1,619,114       $(2,147,439)
Add: Goodwill amortization net of income tax          -          665,451                 -         1,313,884
                                                -------        ---------         ---------       -----------
Adjusted net income (loss)                     $735,466        $  37,841        $1,619,114       $  (833,555)
                                                =======        =========         =========       ===========


Basic earnings (loss) per common share
      Reported net income (loss)               $   0.11        $   (0.10)       $     0.23       $     (0.34)
      Goodwill amortization, net of income
       tax                                            -             0.10                 -              0.21
                                                -------        ---------         ---------       -----------
     Adjusted net income (loss)                $   0.11        $       -        $     0.23       $     (0.13)
                                                =======        =========         =========       ===========


Diluted earnings (loss) per common share
      Reported net income (loss)               $   0.10        $   (0.10)       $     0.23       $     (0.34)
      Goodwill amortization, net of income
       tax                                            -             0.10                 -              0.21
                                                -------        ---------         ---------       -----------
      Adjusted net income (loss)               $   0.10        $       -        $     0.23       $     (0.13)
                                                =======        =========         =========       ===========

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and will be effective for the Company on April 1, 2002. The Company is assessing the impact, if any, SFAS No. 144 will have on the condensed consolidated financial statements.


NOTE C - ACQUISITIONS

     On April 19, 2000, DrugMax Acquisition Corporation ("Buyer"), a wholly owned subsidiary of the Company, Valley, Ronald J. Patrick ("Patrick") and Ralph
A. Blundo ("Blundo" and together with Patrick, the "Sellers") signed a Merger Purchase Agreement. In connection with the merger, the Sellers received 217,255 shares at $10.125 per share and cash in the amount of $1.7 million. The acquisition was accounted for using the purchase value method of accounting and
accordingly $3.6 million of goodwill was recorded.   The result of operations of
the above named business is included in the condensed consolidated financial statements from its purchase date.

     The unaudited pro forma effect of the acquisition of Valley on the Company's revenues, net loss and net loss per share, before the effects of the change in accounting for amortization of goodwill, had the acquisition occurred on April 1, 2000 is as follows:

                                                 For the Six Months Ended
                                                    September 30, 2000
                                                 ------------------------
Revenues                                               $ 70,679,990
Net loss                                                ($2,285,667)
Basic and diluted net loss per share                         ($0.36)


NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the six-month period ended September 30, 2001, by operating segment, are as follows:

                                   Distribution      Software         Total
                                   ------------      --------     -----------
Balance as of March 31, 2001        $25,179,254      $      -     $25,179,254
Transition adjustments and other              -             -               -
                                    -----------      --------     -----------
Balance as of September 30, 2001    $25,179,254      $      -     $25,179,254
                                    ===========      ========     ===========

     The Company has determined that is has two reporting units principally based upon the distribution and software segments. Management further has determined that the distribution reporting units should be reported in the aggregate based upon similar economic characteristics within each company within that segment.

     Based upon the Company's review of its intangible assets within the transition period, management has determined that it has no intangible assets with a definite life. The Company has deferred loan acquisition costs in the amount of $222,186, net of $117,941 in accumulated amortization, at September 30, 2001. The Company will continue to amortize these deferred loan acquisition costs over life of the related debt instrument. Amortization expense of loan acquisition costs was $28,352 and $56,705, and $8,592 and $15,439, for the three- and six-month periods ended September 30, 2001 and 2000, respectively.


NOTE E - INCOME TAXES

     The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Temporary differences giving rise to deferred income tax assets and liabilities primarily include certain accrued liabilities and net operating loss carry forwards. The provision for income taxes includes the amount of income taxes payable for the period as determined by applying the provisions of the current tax law to the taxable income for the period and the net change during the period in the Company's deferred income tax assets and liabilities. The Company continually reviews the adequacy of the valuation allowance and is recognizing deferred income tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

     The Company's assessment of its deferred income tax asset valuation allowance indicated that it is more likely than not that future taxable income would be sufficient to utilize the carry forward tax benefits associated with its historical net operating losses. Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, the Company reduced the full valuation allowance of $1,312,500 in the six months ended September 30, 2001.

     During the six months ended September 30, 2001, the Company recorded income tax expense of $202,220, which was offset by the change in the valuation allowance of $1,312,500 for a net income tax benefit of $1,110,280. The resulting current and long-term portions of the net deferred income tax asset of $397,780 and $712,500 respectively have been reported on the accompanying condensed consolidated balance sheet as of September 30, 2001, and represent the amount that management believes more likely than not will be realized over the remaining life of the net operating loss carry forwards. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred income tax asset.

NOTE F - COMMITMENTS AND CONTINGENCIES

     On October 24, 2000, the Company obtained from Mellon Bank, N.A. ("Mellon") a line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The credit facility imposes financial covenants on the Company's net worth, net income (loss) and working capital ratios on a quarterly basis. The Company was in compliance with the net worth and working capital ratios as of September 30, 2001, but was not in compliance with the net income
(loss) covenant for the three months ended September 30, 2001. Standard Federal Bank National Association ("Standard"), formerly Michigan National Bank, as successor in interest to Mellon, has provided an amendment to the net income
(loss) covenant for the three-month period ended September 30, 2001. The amendment only modifies the net income (loss) covenant for the three months ended September 30, 2001, which affords the Company relief with respect to compliance with the net income (loss) covenants. Subsequent to September 30, 2001, the net income (loss) covenants within the Loan and Security Agreement will remain in effect.

     The Company previously executed an engagement letter with GunnAllen Financial ("GAF") with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company's common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. At September 30, 2001, no warrants
had been issued to GAF.   As of October 9, 2001, GAF has not instituted any
legal proceedings against the Company, and the Company has made no provision in the accompanying financial statements for resolution of this matter.


NOTE G - SEGMENT INFORMATION

     During the three- and six-month periods ended September 30, 2000, the Company operated two business segments: wholesale distribution and computer software development. During the three- and six-month periods ended September 30, 2001, the Company did not operate the software development segment and has made the determination to concentrate on the Company's core wholesale distribution businesses.

     The following table reports financial data that management uses in its business segment analysis:

                                       For the          For the          For the          For the
                                    Three Months     Three Months      Six Months       Six Months
                                        Ended           Ended             Ended            Ended
                                    September 30,    September 30,    September 30,    September 30,
                                        2001            2000              2001             2000
                                    ---------------------------------------------------------------
Revenues from external customers
Distribution                        $66,187,701      $38,701,038      $137,064,013      $67,638,518
Software Development                          -          126,676                 -          224,473
                                    ---------------------------------------------------------------
Total                               $66,187,701      $38,827,714      $137,064,013      $67,862,991
                                    ===============================================================


Income (loss) from  operations
 by segment
Distribution                        $   381,033      $  (448,745)     $  1,008,570      $(1,290,001)
Software Development                          -           (5,919)                -         (524,890)
                                    ---------------------------------------------------------------
Total                               $   381,033      $  (454,664)     $  1,008,570      $(1,814,891)
                                    ===============================================================
                                    September 30,     March 31,
                                         2001           2001
                                    ----------------------------
Assets
Distribution                        $ 57,508,762     $54,568,796
Software Development                      36,583          62,494
                                    ----------------------------
Total                               $ 57,545,345     $54,631,290
                                    ============================

Capital expenditures
Distribution                        $      7,491     $   111,576
                                    ============================

     There were no inter-segment sales or transfers during either the three- and six-month periods ended September 30, 2001 or 2000. Operating income (loss) by business segment excludes interest income, interest expense, other income and expenses and income taxes.


NOTE H - SIGNIFICANT EVENTS

     On July 16, 2001, in accordance with the Escrow Agreement (the "Agreement") dated November 26, 1999, between the Company and Dynamic Health Products, Inc. ("Dynamic"), 500,000 shares of the Company's common stock were delivered to Dynamic. The shares of stock had been held in escrow pursuant to the Agreement since the acquisition by the Company of Becan Distributors, Inc. from Dynamic on November 26, 1999, pending attainment of certain financial targets by the Company for the fiscal year ended March 31, 2001. The Company attained the financial target for fiscal year ended March 31, 2001; therefore, these shares of stock were released to Dynamic. At March 31, 2001, the Company recorded the entry to increase goodwill and, at the same time, also recorded an increase to long-term liabilities. On July 16, 2001, in conjunction with the actual release of the shares of stock, the Company reclassed the long-term liability to equity which had the effect of increasing common stock by $500 and additional paid-in-capital by $1,968,250.

     On September 5, 2001, the Company changed its name from DrugMax.com, Inc. to DrugMax, Inc.

     On September 28, 2001, the Company filed an application with the Securities and Exchange Commission to withdraw its listing and registration on the Boston Stock Exchange ("BSE"). The BSE has reviewed the application and has raised no objection.


NOTE I - SUBSEQUENT EVENTS

     On October 1, 2001, the Company entered into an Employment Agreement with Jugal K. Taneja ("Taneja"), Chief Executive Officer, Chairman of the Board, and majority shareholder, for an annual salary of $144,500, payable bi-weekly, for a term of fifteen months, terminating December 31, 2002. The Employment Agreement terminated the Consulting Agreement by and between Taneja and the Company dated August 16, 1999.

     On October 25, 2001, Discount (the "Buyer"), purchased (the "Purchase") substantially all of the assets of Penner & Welsch, Inc. a wholesale distributor of pharmaceuticals based in Louisiana ("Penner" or the "Seller"), pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001 ("the Agreement"). As previously reported by the Company, the Seller was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court for the Eastern Division of Louisiana. Pursuant to the Agreement, the Seller received an aggregate of 125,418 shares of restricted common stock of the Company, valued at $5.98 per share, cash in the amount of $285,615, and forgiveness of $1,525,637 in trade accounts payable owed to the Buyer. The source of the funds used to acquire the Seller's assets was the working capital of the Company. The Agreement, including the nature and amount of the consideration paid to the Seller, was negotiated between the parties and, on October 15, 2001, was approved by the US Bankruptcy Court, Eastern Division of Louisiana.

     The asset acquisition of Penner was accounted for by the purchase method of accounting in accordance with SFAS No. 141. The preliminary allocation of the purchase price of the assets acquired in the above transaction is as follows:

          Accounts Receivable...................     $ 1,006,546
          Inventory.............................       1,230,640
          Property and Equipment................         324,066
                                                     -----------
          Net value of purchased assets.........       2,561,252
          Forgiveness of Trade Payables.........      (1,525,637)
          Value of common stock issued..........        (750,000)
                                                     -----------
          Cash paid for acquisition.............     $   285,615
                                                     ===========

     The unaudited proforma effect of the acquisition of Penner's assets on the Company's revenues, net loss, and net loss per basic and diluted share had the acquisition occurred on April 1, 2000 is as follows:

                                     For the Six Months Ended          For the Six Months Ended
                                        September 30, 2001                September 30, 2000
                                     ------------------------          ------------------------

Revenues                                   $157,446,983                      $102,632,670
Net loss                                       (603,410)                       (3,801,914)
Basic net loss per share                          (0.09)                            (0.58)
Diluted net loss per share                        (0.09)                            (0.58)

     The proforma information for the six months ended September 30, 2001, has been presented after the elimination of non-recurring charges as follows:

               Management fees          $612,769
               Trustee fees               20,000
               Legal fees                175,885

     Management expects the operations from this acquisition to be profitable during the remainder of the current and future fiscal periods. The historical proforma financial information is not indicative of the current direction adopted by the Company. Factors affecting the current direction include investment into proper inventory levels, improved fill rate on customer orders, positioning the Company as a primary wholesale distributor to the independent pharmacics in the area, and establishing direct purchasing arrangements with pharmaceutical manufacturers.

     Simultaneous with the execution of the Agreement, both the Management Agreement and the Financing and Security Agreement between Buyer and Seller, pursuant to which the Buyer was managing and financing the operations of the Seller during the resolution of the bankruptcy proceedings, were terminated. In addition, in connection with the conclusion of the bankruptcy proceedings, McKesson HBOC filed a motion to dismiss its complaint against the Company related to the bankruptcy proceedings and the Agreement. The Company intends to continue to operate the business of the Seller under Valley South.

     On October 29, 2001, the Company executed a Loan Modification Agreement with Standard, increasing the Company's asset based line of credit from $15 million to $23 million.

     On October 30, 2001, the Company filed Form RW with the Securities and Exchange Commission requesting consent to withdraw the Company's Registration Statement on Form SB-2 originally filed on November 1, 2000.

     On November 7, 2001, the Company announced that it has reached an initial agreement with India-based Morepen Laboratories Ltd. ("Morepen"), to form a joint venture company, MorepenMax, Inc. ("MorepenMax"). Morepen will be the majority shareholder of MorepenMax. MorepenMax plans to utilize the Morepen facilities to develop low-cost generic pharmaceuticals in the United States. The Company intends to market and distribute these generic drugs throughout the country.


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

     A reconciliation of the number of shares of common stock used in calculation of basic and diluted net income (loss) per share is presented below:

                                       For the          For the          For the          For the
                                    Three Months     Three Months      Six Months       Six Months
                                        Ended           Ended             Ended            Ended
                                    September 30,    September 30,    September 30,    September 30,
                                        2001            2000              2001             2000
                                    -------------    -------------    -------------    -------------
Basic shares                          6,968,754        6,417,754        6,968,754        6,396,385
Additional shares assuming effect
 of dilutive stock options.             183,471                -          181,389                -
                                      ---------        ---------        ---------        ---------
Diluted shares                        7,152,225        6,417,754        7,150,143        6,396,385
                                      =========        =========        =========        =========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements presented elsewhere in this Form 10-QSB.

     Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis or Plan of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company's strategies regarding growth and business expansion, including future acquisitions; (b) the Company's financing plans; (c) trends affecting the Company's financial condition or results of operations; (d) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; and (f) the Company's ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words "expects," "anticipates," intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements.

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


Overview

     DrugMax, Inc. is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. The Company expects that it will continue to derive a significant portion of its revenue from its traditional "brick and mortar" full-line wholesale distribution business. However, the Company is also one of the early entrants into the Internet business-to-business pharmaceutical market. The Company utilizes its online capabilities to leverage its existing infrastructure, technology, relationships, marketing and management resources and, accordingly, believes that the combination of its traditional wholesale distribution business with its online wholesale distribution business provides the "click and mortar" combination that will allow it to aggressively market and distribute its products and services.

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

    On October 25, 2001, Discount Rx, Inc. (the "Buyer"), purchased (the "Purchase") substantially all of the assets of Penner & Welsch, Inc., a wholesale distributor of pharmaceuticals based in Louisiana (the "Seller"), pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001 ("the Agreement"). As previously reported by the Company, the Seller was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court for Eastern Division of Louisiana. Pursuant to the Agreement, the Seller received an aggregate of 125,418 shares of restricted common stock of the Company, valued at $5.98 per share, cash in the amount of $285,615, and forgiveness of $1,525,637 in trade accounts payable owed to the Buyer. The source of the funds used to acquire the Seller's assets was the working capital of the Company. The Agreement, including the nature and amount of the consideration paid to the Seller, was negotiated between the parties and, on October 15, 2001, was approved by the US Bankruptcy Court, Eastern Division of Louisiana. The Company intends to continue to operate the business of the Seller under its new subsidiary Valley South.

Results of Operations

For the Three- and Six-Month Periods Ended September 30, 2001 and 2000.

     Revenues. The Company generated revenues of $66.2 million and $137.1 million for the three- and six-month periods ended September 30, 2001, respectively, compared to $38.8 million and $67.9 million, respectively, for the three- and six-month periods ended September 30, 2000. The increase is attributable to the operations of Becan (the Pittsburgh division of the Company), and its wholly owned subsidiary Discount Rx, Inc., and Valley Drug Company, which were acquired in November 1999, and April 2000, respectively. Becan generated revenues of $35.2 million and $70.6 million for the three- and six-month periods ended September 30, 2001, respectively, compared to $22.2 million and $41.2 million, respectively, for the three- and six-month periods ended September 30, 2000. Discount generated revenues of $6.6 million and $15.0 million for the three- and six-month periods ended September 30, 2001, respectively, compared to $2.3 million and $2.4 million, respectively, for the three- and six-month periods ended September 30, 2000. Valley generated revenues of $24.2 million and $51.2 million for the three- and six-month periods ended September 30, 2001, compared $14.3 million and $24.1 million, respectively, from its acquisition through the three- and six-month periods
ended September 30, 2000.   In addition, approximately $.14 million and $.35
million and $.04 million and $.20 million of gross revenues were generated for the three- and six-months periods ended September 30, 2001 and 2000,
respectively, from the Company's remaining operations.    Both warehouse
locations generated double-digit growth and achieved record sales in the six months ended September 30, 2001, by expanding sales territories, cross selling to common customers, and aggressive marketing.

     Gross Profit. The Company achieved gross profits of $1.7 million and $3.5 million for the three- and six-month periods ended September 30, 2001, respectively, and $1.4 million and $2.4 million, respectively, for the three- and six-month periods ended September 30, 2000. The increase is attributable to $.46 million and $.94 million in gross profit generated by Becan for the three- and six-month periods ended September 30, 2001 compared to $.34 million and $.58 million, respectively, for the three- and six-month periods ended September 30, 2000. Discount generated $.05 million and $.12 million, respectively in gross profit for the three- and six-month periods ended September 30, 2001, compared to $.03 million and $.02 million, respectively, for the three- and six-month periods ended September 30, 2000. Gross profit generated by Valley for the three- and six-month periods ended September 30, 2001, respectively, were $1.03 million and $2.08 million, compared to $.85 million and $1.57 million, respectively, from its acquisition through the three- and six-month periods ended September 30, 2000. Approximately $.14 million, $.35 million, $.19 million and $.2 million in gross profit for the three- and six-month periods ended September 3, 2001 and 2000, respectively, were generated from the Company's remaining operations.

     Operating Expense. The Company incurred operating expenses of $1.3 million and $2.5 million for the three- and six-month periods ended September 30, 2001, respectively, compared to $1.8 million and $4.2 million, respectively, for the three- and six-month periods ended September 30, 2000. These expenses include various administrative, sales, marketing and other direct operating expenses of $1,295,795 and $2,469,546 for the three- and six month periods ended September 30, 2001, respectively, compared to $1,153,805 and $2,868,561 for the three- and six-month periods ended September 30, 2000, respectively, net of $665,451 and $1,313,884 associated with goodwill amortization in the three- and six-month periods ended September 30, 2000. Comparatively, the percentage of operating expenses decreased from 2.97% to 1.96%, as compared to revenues, for the three months ended September 30, 2001 and 2000, respectively, and decreased from 4.23% to 1.8% for the six months ended September 2001 and 2000, respectively. The improvement in operating expense ratio reflects increased warehouse efficiencies, economies of scale associated with the Company's growth, and cost control efforts, such as "preferred customer" rates for package delivery, elimination of duplicate services resulting from mergers, and reduction in web site monitoring and setup costs.

     Interest expense. Interest expense was approximately $275,400 and $536,600 for the three- and six-month periods ended September 30, 2001, respectively, compared to approximately $247,700 and $471,600, respectively, for the three-and six-month periods ended September 30, 2000. The increase was due to additional borrowings against the Company's revolving line of credit and term loan with Standard.

     Net income/loss per share. The net income per share for the three- and six-month periods ended September 30, 2001 was $.11 and $.23, respectively, for the basic shares, and $.10 and $.23, respectively, for the diluted shares, compared to a net loss per share of $(.10) and $(.34), respectively, for both the basic and diluted shares for the three-and six-month periods ended September 30, 2000. At March 31, 2001, the Company had a deferred income tax asset valuation of $1,312,500. During the three- and six-months periods ended September 30, 2001, the Company reduced the entire valuation allowance, and booked $616,250 and $1,110,280 deferred income tax asset, net of income tax expense of $40,000 and $202,220, respectively for the three- and six-months periods ended September 30, 2001, which provided the Company with net income of $.09 and $.16, respectively per basic and diluted share. The Company's adoption of SFAS No. 142 increased the net income per share by approximately $.06 and $.12, respectively, for both the basic and diluted shares for the three- and six month periods ended September 30, 2001, and would have had the effect of decreasing the basic and diluted net loss by $.10 and $.21, respectively, for both the basic and diluted shares for the three-and six-month periods ended September 30, 2000.

     Income Taxes. The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.3 million as of the fiscal year ended March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. Management has evaluated the available evidence regarding the Company's future taxable income and other possible sources of realization of deferred income tax assets and recognized the full $1.3 million deferred income tax asset, offset by estimated income tax expense, for a net deferred income tax benefit of $616,250 and $1,110,280 for the three - and six-month periods ended September 30, 2001.

     Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the six months ended September 30, 2001 and 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

     The Company's operations produced positive cash flow (defined as net income
plus non-cash expenses) for the quarter ended September 30, 2001.   The
Company's continued financial improvement is attributable to the growth of the Company's core business, control over corporate expenditures and management's ability to maintain acceptable gross margins. The Company has working capital and cash and cash equivalents of $4.2 million and $.8 million at September 30, 2001, respectively, and restricted cash of $1.7 million at September 30, 2001.

     Net cash used in operating activities was $2,605,359 for the six months ended September 30, 2001. The usage of cash is primarily attributable to an increase in accounts receivable and inventory, increases in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses, partially offset by a decrease in due from affiliates.

     Net cash used in investing activities of $4,988 for the six months ended September 30, 2001, represents purchases of property and equipment for $7,491, less cash received for the sale of miscellaneous property and equipment no longer used by the Company.

     Net cash provided by financing activities was $3,048,738 for the six months ended September 30, 2001, representing an increase in the Company's revolving line of credit with Standard. In addition, in accordance with the June 2001 amendment modifying the covenants to the Standard credit facility, a decrease in the restricted cash account requirement provided cash which had previously been restricted, offset by the repayment of principal on the note payable and a decrease in due to affiliates. Standard has provided an amendment to the net income (loss) covenant for the three-month period ended September 30, 2001. The amendment only modifies the net income (loss) covenant for the three months ended September 30, 2001, subsequent to which time the net income (loss) covenants within the Loan and Security Agreement will remain in effect.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 16, 2001, the Company released from escrow 500,000 shares of common stock due to Dynamic Health Products, Inc., a Florida corporation, earned through the contingent consideration clauses of the Becan Distributors, Inc. acquisition.

  The foregoing transaction did not involve any underwriter, underwriting discounts or commissions or any public offering, and the Company believes that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipient in the transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the transaction. The recipient had adequate access to information about the Company.

Item 3. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of the Stockholders of the Company was held on September 5, 2001. At the meeting, the following actions were taken by the shareholders:

     Jugal K. Taneja, William L. LaGamba, Stephen M. Watters, Ronald J. Patrick, Howard L. Howell, DDS, Jeffrey K. Peterson and Joseph Zappala were elected as Directors to serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Joseph Zappala resigned his position as Director at the Annual Meeting citing health reasons. The votes cast for and against each were as follows:

                                 For     Against  Abstain
                              ---------  -------  -------
     Jugal K. Taneja          2,602,017      -0-    3,093
     William L. LaGamba       2,602,017      -0-    3,093
     Stephen M. Watters       2,602,017      -0-    3,093
     Ronald J. Patrick        2,602,038      -0-    3,072
     Howard L. Howell, DDS    2,602,038      -0-    3,072
     Jeffrey K. Peterson      2,602,038      -0-    3,072
     Joseph Zappala           2,601,333      -0-    3,777

     Proposal to approve an Amendment to the Company's 1999 Incentive and Non-Statutory Stock Option Plan to increase by 1,000,000 the number of shares of Common Stock available thereunder.

             For      Against    Abstain    Not Voted
          ---------   -------    -------    ---------

          1,348,169    34,473      8,341    1,214,127

     Proposal to approve an Amendment to the Company's Certificate of Incorporation to change the name of the Company from DrugMax.com, Inc. to DrugMax, Inc.

             For      Against    Abstain
          ---------   -------    -------

          2,596,878    3,522      4,710

Item 4. EXHIBITS AND REPORTS ON FORM 8-K.

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

 2.6 Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

 2.7 Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

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

 3.6 Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

 3.7  Amended and Restated Bylaws, dated November 11, 1999. (5)

 4.2  Specimen of Stock Certificate. (8)

10.1 Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000. (7)

10.3 Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000 (8)

10.4 Employment Agreement by and between Valley Drug Company and Ralph A. Blundo dated April 19, 2000. (8)

10.5 Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated October 1, 2001. *

10.6 Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.7 Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000. (9)

10.8 Second Amended Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South, and Standard Federal Bank National Association as successor in interest to Mellon Bank, N.A., dated October 22, 2001. *

21.0  Subsidiaries of DrugMax.com, Inc. (9)

99.1  DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan. (8)

-------------------------

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

 (7) Incorporated by reference to the Company's Form 10-KSB, filed June 29, 2000, File No. 0-24362.

 (8) Incorporated by reference to the Company's Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

 (9) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on November 1, 2000.

(10) Incorporated by reference to the Company's Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11) Incorporated by reference to the Company's Report on Form 8-K, filed November 9, 2001.

(b) Reports on Form 8-K.

During the three months ended September 30, 2001, the Company filed the following two (2) reports on Form 8-K.

     Form 8-K dated August 7, 2001, with respect to the Company's press release to announce first quarter financial results.

     Form 8-K, dated September 6, 2001, with respect to the Company's press release to announce the name change from DrugMax.com, Inc. to DrugMax, Inc.

Subsequent to September 30, 2001, the Company filed the following five (5) reports on Form 8-K.

     Form 8-K, dated October 24, 2001, with respect to the Company's press release to announce the asset purchase of Penner & Welsch, Inc.

     Form 8-K, dated October 29, 2001, with respect to the Company's press release to announce the loan modification agreement with Standard Federal Bank National Association.

     Form 8-K, dated November 7, 2001, with respect to the Company's press release to announce an agreement with Morepen Laboratories Ltd.

     Form 8-K, dated November 9, 2001, with respect to the Company's asset purchase of Penner & Welsch, Inc.

     Form 8-K, dated November 13, 2001, with respect to the Company's press release to announce second quarter financial results.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DrugMax, Inc.


Date:  November 13, 2001                 By:  /s/ Jugal K. Taneja
     ---------------------                  ------------------------------------
                                            Jugal K. Taneja
                                            Chief Executive Officer



Date:  November 13, 2001                 By:  /s/ Ronald J. Patrick
     ---------------------                  ------------------------------------
                                            Ronald J. Patrick
                                            Chief Financial Officer, Vice
                                            President of Finance, Secretary and
                                            Treasurer


Date:  November 13, 2001                 By:  /s/ William L. LaGamba
     ---------------------                  ------------------------------------
                                            William L. LaGamba
                                            President and Chief Operations
                                            Officer