Form 10QSB
period 2001-12-31
DRUGMAX INC
filed 2002-02-14
CIK 921878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB



                   [X] QUARTERLY REPORT UNDER SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

                                      or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of January 28, 2002, there were 7,121,833 shares of common stock, par value $0.001 per share, outstanding. The aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares on January 25, 2002) was approximately $18,353,085.

          Transitional Small Business Disclosure Formats (check one):
                             Yes [_]    No [X]

                        DRUGMAX, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED DECEMBER 31, 2001


                               TABLE OF CONTENTS

                                            PART I
   Item 1. Financial Statements.............................................................    3
        Condensed Consolidated Balance Sheets
                December 31, 2001 and March 31, 2001........................................    3
        Condensed Consolidated Statements of Operations
                Three and Nine Months Ended December 31, 2001 and 2000......................    4
        Condensed Consolidated Statements of Cash Flows
                Nine Months Ended December 31, 2001 and 2000................................    5
   Notes to Condensed Consolidated Financial Statements.....................................    6


   Item 2.  Management's Discussion and Analysis or Plan of Operations......................    12
        Overview............................................................................    13
        Results of Operations...............................................................    13
        Financial Condition, Liquidity and Capital Resources................................    15

                                            PART II
   Item 1. Legal Proceedings................................................................    16
   Item 2. Changes in Securities and Use of Proceeds........................................    16
   Item 3. Submission of Matters To a Vote of Security Holders..............................    16
   Item 4. Exhibits and Reports on Form 8-K.................................................    17

   Signatures...............................................................................    20

                         PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         DRUGMAX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                  ASSETS                                        December 31, 2001           March 31, 2001
                                                                              ----------------------     ------------------
Current assets:
    Cash and cash equivalents                                                   $          207,453       $         384,307
    Restricted cash                                                                      2,000,000               2,052,080
    Accounts receivable, net of allowance for doubtful accounts of
      $303,199 and $381,944                                                             15,869,306              14,864,396
    Inventory                                                                           16,248,649              10,694,155
    Due from affiliates                                                                     10,934                  25,861
    Net deferred income tax asset - current                                                397,780                       -
    Prepaid expenses and other current assets                                              446,834                 373,928
                                                                                ------------------       -----------------

Total current assets                                                                    35,180,956              28,394,727

Property and equipment, net                                                              1,060,953                 504,906
Goodwill, net                                                                           25,479,525              25,179,255
Intangible assets, net                                                                     285,914                      44
Stockholder notes receivable                                                               100,000                 100,000
Net deferred income tax asset - long-term                                                  712,500                       -
Deferred financing costs, net                                                              247,848                 284,950
Other assets                                                                               144,888                 159,888
Deposits                                                                                    41,457                   7,520
                                                                                ------------------       -----------------

Total assets                                                                    $       63,254,041       $      54,631,290
                                                                                ==================       =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $       10,089,710       $      11,448,473
    Accrued expenses and other current liabilities                                         487,175                 360,911
    Credit lines payable                                                                19,411,546              11,944,497
    Notes payable - current portion                                                        675,980                 666,660
    Due to affiliates                                                                      506,246                 552,658
                                                                                ------------------       -----------------

Total current liabilities                                                               31,170,657              24,973,199

Notes payable - long-term portion                                                          647,784               1,111,118
Other long-term liabilities                                                                      -               1,968,750
                                                                                ------------------       -----------------

Total liabilities                                                                       31,818,441              28,053,067
                                                                                ------------------       -----------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000 shares authorized; no
         preferred shares issued or outstanding                                                  -                       -
    Common stock, $.001 par value; 24,000,000 shares authorized;
         7,119,172 and 6,468,754 shares issued and outstanding                               7,120                   6,470
    Additional paid-in capital                                                          39,342,355              36,481,755
    Accumulated deficit                                                                 (7,913,875)             (9,910,002)
                                                                                ------------------       -----------------

Total stockholders' equity                                                              31,435,600              26,578,223
                                                                                ------------------       -----------------

Total liabilities and stockholders' equity                                      $       63,254,041       $      54,631,290
                                                                                ==================       =================

    See accompanying notes to condensed consolidated financial statements.

                        DRUGMAX, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             For the Three          For the Three          For the Nine             For the Nine
                                             Months Ended            Months Ended          Months Ended             Months Ended
                                           December 31, 2001      December 31, 2000      December 31, 2001       December 31, 2000
                                           ------------------     ------------------     ------------------      ------------------
Revenues                                $          63,735,331  $          54,697,214   $        200,799,344  $          122,473,558

Cost of goods sold                                 61,613,598             53,065,833            195,199,495             118,549,908
                                           ------------------     ------------------     ------------------      ------------------

Gross profit                                        2,121,733              1,631,381              5,599,849               3,923,650
                                           ------------------     ------------------     ------------------      ------------------

Selling, general and administrative
  expenses                                          1,443,509              1,201,801              3,756,295               3,871,038
Amortization expense                                   36,939                682,657                 93,644               2,010,981
Depreciation expense                                   75,822                 80,539                175,875                 190,143
                                           ------------------     ------------------     ------------------      ------------------
Total operating expenses                            1,556,270              1,964,997              4,025,814               6,072,162
                                           ------------------     ------------------     ------------------      ------------------

Operating income (loss)                               565,463               (333,616)             1,574,035              (2,148,512)
                                           ------------------     ------------------     ------------------      ------------------

Other income (expense)
  Interest income                                      24,228                 70,773                 54,278                 209,462
  Other                                                 5,207                      -                 12,060                     375
  Interest expense                                   (217,888)              (343,361)              (754,527)               (814,973)
                                           ------------------     ------------------     ------------------      ------------------
Total other income (expense) - net                   (188,453)              (272,588)              (688,189)               (605,136)
                                           ------------------     ------------------     ------------------      ------------------

Income (loss) before income tax benefit               377,010               (606,204)               885,846              (2,753,648)
Income tax benefit                                          -                      -              1,110,280                       -
                                           ------------------     ------------------     ------------------      ------------------

Net income (loss)                       $             377,010  $            (606,204)  $          1,996,126  $           (2,753,648)
                                           ==================     ==================     ==================      ==================

Net income (loss) per common share -
  basic                                 $                0.05  $               (0.09)  $               0.28  $                (0.43)
                                           ==================     ==================     ==================      ==================
Net income (loss) per common share -
  diluted                               $                0.05  $               (0.09)  $               0.28  $                (0.43)
                                           ==================     ==================     ==================      ==================

Weighted average shares outstanding -
  basic                                             7,089,742              6,419,384              7,007,412               6,404,079
                                           ==================     ==================     ==================      ==================

Weighted average shares outstanding -
  diluted                                           7,325,095              6,419,384              7,220,725               6,404,079
                                           ==================     ==================     ==================      ==================

    See accompanying notes to condensed consolidated financial statements.

                        DRUGMAX, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       For the Nine            For the Nine
                                                                                       Months Ended            Months Ended
                                                                                       December 31,            December 31,
                                                                                           2001                    2000
                                                                                      ----------------        ---------------
Cash flows from operating activities:
Net income (loss)                                                                   $       1,996,126       $     (2,753,648)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization                                                                 269,519              2,201,117
Loss on disposal of assets                                                                      5,298                      -
Increase in net deferred income tax asset                                                  (1,110,280)                     -
Changes in operating assets and liabilities:
  Increase in accounts receivable, net of allowance for doubtful accounts                  (1,598,462)            (7,881,146)
  Increase in inventory                                                                    (4,910,618)            (4,283,443)
  Decrease/(increase) in due from affiliates                                                   14,927                (36,785)
  Decrease/(increase) in prepaid expenses and other current assets                            102,616               (528,905)
  Decrease in shareholder notes receivable                                                          -                 70,000
  Decrease in notes receivable                                                                      -                 37,614
  (Increase)/decrease in deposits                                                             (27,786)                 1,500
  (Decrease)/increase in accounts payable                                                  (1,358,763)             5,962,349
  Increase/(decrease) in accrued expenses and other liabilities                                62,783               (155,165)
                                                                                      ----------------        ---------------
Net cash used in operating activities                                                      (6,554,640)            (7,366,512)
                                                                                      ----------------        ---------------

Cash flows from investing activities:
  Purchases of property and equipment                                                         (69,871)               (77,883)
  Proceeds from sale of property and equipment                                                  2,655                      -
  Cash paid for acquisitions, net                                                            (482,536)            (1,757,481)
                                                                                      ----------------        ---------------
Net cash used in investing activities                                                        (549,752)            (1,835,364)
                                                                                      ----------------        ---------------

Cash flows from financing activities:
  Decrease in restricted cash                                                                  52,080                      -
  Net change under revolving line of credit agreements                                      7,467,049              6,814,457
  Payments of long-term obligations                                                                 -               (296,575)
  Proceeds from issuance of note payable                                                            -              2,000,000
  Repayment of principal on notes payable                                                    (494,680)            (1,511,040)
  Increase in deferred financing costs                                                        (50,499)              (276,466)
  (Decrease)/increase in due to affiliates                                                    (46,412)                38,348
                                                                                      ----------------        ---------------
Net cash provided by financing activities                                                   6,927,538              6,768,724
                                                                                      ----------------        ---------------

Net decrease in cash and cash equivalents                                                    (176,854)            (2,433,152)

Cash and cash equivalents at beginning of period                                              384,307              6,020,129
                                                                                      ----------------        ---------------
Cash and cash equivalents at end of period                                          $         207,453       $      3,586,977
                                                                                      ================        ===============
Supplemental disclosures of cash flows information:
  Cash paid for interest                                                            $         754,527       $        814,973
                                                                                      ================        ===============
  Cash paid for income taxes                                                        $               -       $              -
                                                                                      ================        ===============
Supplemental schedule of non-cash investing and financing activities:
In April 2000, the Company purchased all of the capital stock of Valley Drug
  Company for $1,757,481 in cash and 217,255 shares of Company common stock
  (fair value of $2,199,707)
  In conjunction with the acquisition, liabilities were assumed as follows:
        Fair value of assets acquired                                                                       $     14,059,822
        Cash and stock issued for Valley capital stock                                                             3,957,188
                                                                                                              ---------------
        Liabilities assumed                                                                                 $     10,102,634
                                                                                                              ===============

In  July 2001, the Company released from escrow 500,000 shares of common stock
  (fair value of $1,968,750) due to Dynamic Health Products, Inc. earned through the contingent consideration clauses in conjunction with the acquisition of Becan Distributors, Inc.

In October 2001, the Company purchased substantially all the net assets of
  Penner & Welsch, Inc. for $482,536 cash, 125,418 shares of the Company's common stock (fair value of $750,000), and $1,604,793 in forgiveness of debt owed to the Company. The Company also issued 25,000 shares of stock (fair value of $142,500) in conjunction with a non-compete agreement.
  In conjunction with the acquisition, liabilities were assumed as follows:
          Fair value of assets acquired                                             $       3,083,975
          Cash and stock issued for acquisition                                             1,375,036
          Forgiveness of debt owed to the Company                                           1,604,793
                                                                                      ----------------
          Liabilities assumed                                                       $         104,146
                                                                                      ================

    See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three- and Nine-Month Periods Ended December 31, 2001 and 2000.

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

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income (loss) tax effect follows:


                                                 For the Three       For the Three       For the Nine       For the Nine
                                                 Months Ended        Months Ended        Months Ended       Months Ended
                                                 December 31,        December 31,        December 31,       December 31,
                                                     2001                2000                2001               2000
                                               ----------------     --------------    ---------------     ----------------
Reported net income (loss)                 $           377,010   $       (606,204)  $      1,996,126   $       (2,753,648)
Add: Goodwill amortization net of income
tax                                                          -            661,763                  -            1,975,647
                                               ----------------     --------------    ---------------     ----------------
Adjusted net income (loss)                 $           377,010   $         55,559  $       1,996,126   $         (778,001)
                                               ================     ==============    ===============     ================

Basic earnings (loss) per common share
      Reported net income (loss)           $               .05   $           (.09)  $            .28   $             (.43)
      Goodwill amortization, net of
      income tax                                             -                .10                  -                  .31
                                               ----------------     --------------    ---------------     ----------------
      Adjusted net income (loss)           $               .05   $            .01  $             .28   $             (.12)
                                               ================     ==============    ===============     ================

Diluted earnings (loss) per common share
      Reported net income (loss)           $               .05   $           (.09)  $            .28   $             (.43)
      Goodwill amortization, net of
      income tax                                             -                .10                  -                  .31
                                               ----------------     --------------    ---------------     ----------------
      Adjusted net income (loss)           $               .05   $            .01   $            .28   $             (.12)
                                               ================     ==============    ===============     ================

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


NOTE C - ACQUISITIONS

         On April 19, 2000, DrugMax Acquisition Corporation, a wholly owned subsidiary of the Company, Valley, Ronald J. Patrick ("Patrick") and Ralph A. Blundo ("Blundo") signed a Merger Purchase Agreement. In connection with the merger, Patrick and Blundo received 217,255 shares of the Company's common stock at $10.125 per share and cash in the amount of $1.7 million. The acquisition was accounted for using the purchase method of accounting and accordingly $3.6 million of goodwill was recorded. The results of operations of Valley are included in the condensed consolidated financial statements from its purchase date.

         On October 25, 2001, Discount (the "Buyer"), a wholly-owned subsidiary of the Company, purchased (the "Purchase") substantially all of the net assets of Penner & Welsch, Inc. ("Penner" or the "Seller"), a wholesale distributor of pharmaceuticals based in Louisiana, pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001 (the "Agreement"). As previously reported by the Company, the Seller was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court for Eastern Division of Louisiana. Pursuant to the Agreement, the Seller received an aggregate of 125,418 shares of restricted common stock of the Company, valued at $5.98 per share, cash in the amount of $482,536, and forgiveness of $1,604,793 in trade accounts payable and management fees owed to the Buyer. The source of the funds used to acquire the Seller's net assets was the working capital of the Company. The Agreement, including the nature and amount of the consideration paid to the Seller, was negotiated between the parties and, on October 15, 2001, was approved by the US Bankruptcy Court, Eastern Division of Louisiana.

         On October 19, 2001, the Company entered into an Employment Agreement with Gregory M. Johns ("Johns"), former owner of Penner, for an annual salary of $125,000, payable bi-weekly for a term of three years, terminating October 18, 2004. In accordance with the Employment Agreement, the Company agreed to issue a total of 100,000 employee non-qualified stock options (the "Options") to Johns at a price of $8.00 per share contingent upon the attainment of gross profit goals by Discount over the three year term of the Employment Agreement. The Options, provided the goals are attained, would be issued one third of the total 100,000 each year for three years, and would be issued within sixty days of each anniversary date of the Employment Agreement. In conjunction with the Employment Agreement, on October 19, 2001, Johns executed a Restrictive Covenants Agreement and Agreement Not to Compete ("Non Compete Agreement") with the Company. In consideration for Johns' execution of the Non Compete Agreement, the Company issued to Johns 25,000 shares of common stock of the Company, with a fair market value at the date of issuance equal to $142,500. The cost of the Non Compete Agreement is an intangible asset and will be amortized over a four year period.

         In October 2001, the Company executed a Commercial Lease Agreement (the "Lease") with River Road Real Estate, LLC ("River Road"), a Florida limited liability company, to house the operations of Discount in St. Rose, Louisiana. The officers of River Road are Jugal K. Taneja, a Director, Chief Executive Officer, Chairman of the Board and a majority shareholder of the Company, William L. LaGamba, a Director and the President of the Company, Stephen M. Watters, a Director of the Company, and Gregory M. Johns. The Lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000 made to River Road by the Company.

         The acquisition of Penner's net assets was accounted for by the purchase method of accounting in accordance with SFAS No. 141. The Company is operating the business under Discount and the results of the operations are included in the condensed consolidated financial statements from the purchase date. The allocation of the purchase price of the net assets acquired in the Penner transaction is as follows:

               Accounts Receivable                     $              1,091,884
               Inventory                                                693,877
               Property and Equipment                                   670,000
               Other Current Assets                                      36,030
               Intangible Assets                                        291,914
               Goodwill                                                 300,270
               Assumption of liabilities                               (104,146)
                                                          ---------------------
               Net value of purchased assets                          2,979,829
               Forgiveness of Trade Payables
               and Management fees                                   (1,604,793)
               Value of common stock issued                            (892,500)
                                                          ---------------------
               Cash paid for acquisition               $                482,536
                                                          =====================

         The unaudited pro forma effect of the acquisitions of Valley and Penner on the Company's revenues, net income (loss) and net income (loss) per share, before the effects of the change in accounting for amortization of goodwill, had the acquisitions occurred on April 1, 2000 are as follows:

                                                      For the Nine Months                For the Nine Months
                                                     ended December 31, 2001           ended December 31, 2000
                                                ---------------------------------------------------------------
    Revenues                                $                    203,455,915   $                   158,152,690
    Net income (loss)                                                481,520                        (5,379,454)
    Basic net income (loss) per share                                   0.07                             (0.84)
    Diluted net income (loss) per share                                 0.07                             (0.84)

         The proforma information for the nine months ended December 31, 2001 and 2000, has been presented after the elimination of revenues and net income derived from the sales to Penner by Discount prior to the acquisition. In addition, the proforma information for the nine months ended December 31, 2001 and 2000, has been presented after the elimination of non-recurring charges from the Penner operations as follows:

                                        For the Nine Months ended             For the Nine Months ended
                                            December 31, 2001                     December 31, 2000
                                    ---------------------------------     ----------------------------------
      Management fees          $                547,220               $                435,742
      Trustee fees                               25,000                                 15,000
      Legal fees                                160,577                                106,599

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

         Changes in the carrying amount of goodwill for the nine-month period ended December 31, 2001, by operating segment, are as follows:

                                                            Distribution            Software              Total
                                                          ------------------     ---------------     -----------------
Balance as of March 31, 2001                          $          25,179,255  $                -  $         25,179,255
Goodwill acquired during the period                                 300,270                   -               300,270
                                                          ------------------     ---------------     -----------------
Balance as of December 31, 2001                       $          25,479,525  $                -  $         25,479,525
                                                          ==================     ===============     =================

         The Company has determined that it has two reporting units principally based upon the distribution and software segments. Management further has determined that the distribution reporting units should be reported in the aggregate based upon similar economic characteristics within each company within that segment.

The following table reflects the components of other intangible assets:

                                      December 31, 2001                March 31, 2001
                               -------------------------------  ------------------------------
                                Gross Carrying    Accumulated    Gross Carrying   Accumulated
                                    Amount        Amortization       Amount       Amortization
                               ---------------- --------------  ---------------- -------------
Amortized intangible assets:

Noncompete agreement               $ 142,500       $  6,000        $      -       $      -
Domain name                              200            200             200            156
                                   ---------       --------        --------       --------
          Total                    $ 142,700       $  6,200        $    200       $    156
                                   =========       ========        ========       ========
Non-amortized intangible assets:
Domain name                        $ 149,414       $      -        $      -       $      -
                                   =========       ========        ========       ========

Amortization expense for the three and nine-months ended December 31, 2001 was $36,939 and $93,644 respectively, and $682,657 and $ 2,010,981 for the three and nine-months ended December 31,2000, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                    Fiscal year ended March 31         Amount
                    --------------------------         ------

                              2002                    $144,507
                              2003                     167,568
                              2004                     156,604
                              2005                      30,000
                              2006                           -

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

         The Company's assessment of its deferred income tax asset valuation allowance indicated that it is more likely than not that future taxable income would be sufficient to utilize the carry forward tax benefits associated with its historical net operating losses. Accordingly, and taking into account reasonable and prudent tax planning strategies and future income projections, the Company reduced the full valuation allowance of $1,312,500 in the nine months ended December 31, 2001.

         During the three- and nine-month periods ended December 31, 2001, the Company recorded income tax expense of approximately $146,000, which was fully offset by recording the tax benefit associated with additional net operating loss carry forwards not previously recognized by the Company, and $202,220, respectively, which was offset by the change in the valuation allowance of $1,458,500 for a net income tax benefit of $1,110,280. A revision to the estimate of available net operating losses was made by the Company as a result of finalizing prior year tax returns during the quarter ended December 31, 2001. During the three- and nine-month periods ended December 31, 2000, the

Company recorded no income tax expense. The resulting current and long-term portions of the net deferred income tax asset of $397,780 and $712,500, respectively, have been reported on the accompanying condensed consolidated balance sheet as of December 31, 2001, and represent the amount that management believes more likely than not will be realized over the remaining life of the net operating loss carry forwards. Failure to achieve forecasted taxable income would affect the ultimate realization of the net deferred income tax assets.


NOTE F - COMMITMENTS AND CONTINGENCIES

         On October 24, 2000, the Company obtained from Mellon Bank, N.A. ("Mellon") a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard Federal Bank National Association ("Standard"), formerly Michigan National Bank, as successor in interest to Mellon, increasing the line to $23 million. The credit facility imposes financial covenants on the Company's net worth, net income (loss) and working capital ratios on a quarterly basis. The Company was not in compliance with the net worth, working capital, and quarterly net income ratios as of December 31, 2001. Standard has provided a letter to waive the net worth, working capital and quarterly net income (loss) covenants for the three-months ended December 31, 2001.

         The Company previously executed an engagement letter with GunnAllen Financial ("GAF") with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company's common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fess previously paid to GAF. At December 31, 2001, no warrants had been issued to GAF. As of February 14, 2002, GAF had not instituted any legal proceedings against the Company, and the Company has made no provision in the accompanying financial statements for resolution of this matter.

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

NOTE G - SEGMENT INFORMATION

         During the three- and nine-month periods ended December 31, 2000, the Company operated two business segments: wholesale distribution and computer software development. During the three- and nine-month periods ended December 31, 2001, the Company did not operate the software development segment and has made the determination to concentrate on the Company's core wholesale distribution businesses.

         The following table reports financial data that management uses in its business segment analysis:

                                    For the Three       For the Three         For the Nine         For the Nine
                                     Months Ended       Months Ended          Months Ended         Months Ended
                                     December 31,       December 31,          December 31,         December 31,
                                         2001               2000                  2001                 2000
                                    -----------------------------------------------------------------------------
  Revenues from external
  customers
                Distribution     $      63,735,331  $       54,697,214    $     200,799,344    $     122,336,075
        Software Development                     -                   -                    -              137,483
                                    -----------------------------------------------------------------------------
                       Total     $      63,735,331  $       54,697,214    $     200,799,344    $     122,473,558
                                    =============================================================================

  Income (loss) from
  operations by segment
                Distribution     $         565,463  $        (176,904)    $       1,574,035    $      (2,177,611)
        Software Development                     -           (156,712)                    -               29,099
                                    -----------------------------------------------------------------------------
                       Total     $         565,463  $        (333,616)    $       1,574,035    $      (2,148,512)
                                    =============================================================================

                                     December 31,      March 31, 2001
                                         2001
                                    -----------------------------------
  Assets
                Distribution     $      63,231,145  $       54,568,796
        Software Development                22,896              62,494
                                    -----------------------------------
                       Total     $      63,254,041  $       54,631,290
                                    ===================================

         There were no inter-segment sales or transfers during either the three- and nine-month periods ended December 31, 2001 or 2000. Operating income (loss) by business segment excludes interest income, interest expense, other income and expenses and income taxes.

NOTE H - SIGNIFICANT EVENTS

         On October 30, 2001, the Company filed Form RW with the Securities and Exchange Commission requesting consent to withdraw the Company's Registration Statement on Form SB-2 originally filed on November 1, 2000.

         On November 7, 2001, the Company announced that it has reached an initial agreement with India-based Morepen Laboratories Ltd. ("Morepen"), to form a joint venture company, MorepenMax, Inc. ("MorepenMax"). Morepen will be the majority shareholder of MorepenMax. The Company expects to own 40% of MorepenMax. MorepenMax is still in its initial development stage and, to date, the Company has not funded its obligation to the joint venture. MorepenMax plans to utilize the Morepen facilities to develop low-cost generic pharmaceuticals in the United States. The Company will be the exclusive distributor throughout the United States of the products developed by MorepenMax.

NOTE I - INCOME (LOSS) PER SHARE

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

         A reconciliation of the number of shares of common stock used in calculation of basic and diluted net income (loss) per share is presented below:

                               For the Three            For the Three          For the Nine          For the Nine
                                Months Ended             Months Ended          Months Ended          Months Ended
                                December 31,             December 31,          December 31,          December 31,
                                    2001                     2000                  2001                  2000
                            ---------------------    --------------------    -----------------    ------------------
Basic shares                           7,089,742               6,419,384            7,007,412             6,404,079
Additional shares
     assuming effect
     of dilutive stock
     options                             235,353                       -              213,313                     -
                            ---------------------    --------------------    -----------------    ------------------
Diluted shares                         7,325,095               6,419,384            7,220,725             6,404,079
                            =====================    ====================    =================    ==================

Note J - SUBSEQUENT EVENTS.

         On or about January 22, 2002, K. Sterling Miller ("Miller") and Jimmy
L. Fagala ("Fagala" together with Miller the "Plaintiffs") filed a complaint naming the Company as a defendant in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. In the complaint, the Plaintiffs seek damages from the Company alleging, among other things, that the Company inappropriately failed to release a total of approximately 39,000 shares of the Company's stock to the Plaintiffs in connection with the Company's acquisition of Desktop Corporation. The Plaintiffs also allege that the Company breached its employment agreements with Miller and Fagala. The Company intends to vigorously defend these allegations.

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


Overview

         DrugMax, Inc. is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, and nutritional supplements. The Company expects that it will continue to derive a significant portion of its revenue from its traditional "brick and mortar" full-line wholesale distribution business. However, the Company is also one of the early entrants into the Internet business-to-business pharmaceutical market. The Company utilizes its online capabilities to leverage its existing infrastructure, technology, relationships, marketing and management resources and, accordingly, believes that the combination of its traditional wholesale distribution business with its online wholesale distribution business provides the "click and mortar" combination that will allow it to aggressively market and distribute its products and services.

         In general, the Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers and retailers. The Company maintains an inventory of over 20,000 stock-keeping units, to serve its growing customer base. In addition, since the early December 1999 launch of its web site, www.drugmax.com, over 9,400 independent pharmacies, small regional pharmacy chains, wholesalers and distributors have registered to purchase products through the Company's web site. The Company believes it has been successful in attracting potential customers to its web site because it has designed its web site as an online source for a select group of products, typically higher cost and margin products, which make up a large percentage of the Company's targeted customers sales.

         On October 25, 2001, Discount (the "Buyer"), purchased (the "Purchase") substantially all of the net assets Penner & Welsch, Inc. ("Penner" or the "Seller"), a wholesale distributor of pharmaceuticals based in Louisiana, pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001 ("the Agreement"). As previously reported by the Company, the Seller was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court for Eastern Division of Louisiana. Pursuant to the Agreement, the Seller received an aggregate of 125,418 shares of restricted common stock of the Company, valued at $5.98 per share, cash in the amount of $482,536, and forgiveness of $1,604,793 in trade accounts payable and management fees owed to the Buyer. In addition, the Company issued 25,000 shares of restricted common stock of the Company valued at $142,500 to obtain a non-compete agreement with the former owner of Penner. The source of the funds used to acquire the Seller's net assets was the working capital of the Company. The Agreement, including the nature and amount of the consideration paid to the Seller, was negotiated between the parties and, on October 15, 2001, was approved by the US Bankruptcy Court, Eastern Division of Louisiana. The Company is operating the business of the Seller under its subsidiary Discount.

         In October 2001, the Company executed a Commercial Lease Agreement (the "Lease") with River Road Real Estate, LLC ("River Road"), a Florida limited liability company, to house the operations of Discount in St. Rose, Louisiana. The officers of River Road are Jugal K. Taneja, a Director, Chief Executive Officer, Chairman of the Board and a majority shareholder of the Company, William L. LaGamba, a Director, Chief Operating Officer, and the President of the Company, Stephen M. Walters, a Director of the Company, and Gregory M. Johns. The Lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000 made to River Road by the Company.

Results of Operations

For the Three- and Nine-Month Periods Ended December 31, 2001 and 2000.

         Revenues. The Company generated revenues of $63.7 million and $200.8 million for the three- and nine-month periods ended December 31, 2001, respectively, compared to $54.7 million and $122.5 million, respectively, for the three- and nine-month periods ended December 31, 2000. The increase is attributable to the operations of the Pittsburgh division of the Company and Discount, acquired in November 1999, and Valley acquired in April 2000. The Company's Pittsburgh distribution facility generated revenues of $31.7 million and $102.3 million for the three- and nine-month periods ended December 31, 2001, respectively, compared to $28.4 million and $69.6 million, respectively, for the three- and nine-month periods ended December 31, 2000. Discount generated revenues of $7.4 million and $22.4 million for the three- and nine-month periods ended December 31, 2001, respectively, compared to $8.1 million and $10.5 million, respectively, for the three- and nine-month periods ended December 31, 2000. The increase in the nine-month revenue for Discount is attributable to its management of Penner beginning in the third fiscal quarter ended December 31, 2000, and through its acquisition of Penner in October 2001. Valley generated revenues of $24.7 million and $75.8 million for the three- and nine-month periods ended December 31,

2001, compared $17.9 million and $41.9 million, respectively, from its acquisition through the three-and nine-month periods ended December 31, 2000. In addition, approximately $.02 million and $.36 million and $.25 million and $.46 million of gross revenues were generated for the three- and nine-months periods ended December 31, 2001 and 2000, respectively, from the Company's remaining operations. The Company's warehouse locations through acquisitions generated double digit growth and achieved record sales in the nine months ended December 31, 2001, by expanding sales territories through acquisitions, cross selling to common customers, and aggressive marketing.

         Gross Profit. The Company achieved gross profits of $2.1 million and $5.6 million for the three- and nine-month periods ended December 31, 2001, respectively, compared to $1.6 million and $3.9 million, respectively, for the three- and nine-month periods ended December 31, 2000. The increase is attributable to $.6 million and $1.5 million, respectively, in gross profit generated by the Company's Pittsburgh distribution facility for the three- and nine-month periods ended December 31, 2001 compared to $.4 million and $1.0 million, respectively, for the three- and nine-month periods ended December 31, 2000. Discount generated $.5 million and $.6 million, respectively, in gross profit for the three- and nine-month periods ended December 31, 2001, compared to $.1 million for each the three- and nine-month periods ended December 31, 2000. Gross profit generated by Valley for the three- and nine-month periods ended December 31, 2001, respectively, were $1.0 million and $3.1 million, compared to $.9 million and $2.5 million, respectively, from its acquisition through the three- and nine-month periods ended December 31, 2000. Approximately $.02 million, $.36 million, $.2 million and $.3 million in gross profit for the three- and nine-month periods ended December 31, 2001 and 2000, respectively, were generated from the Company's remaining operations.

         Operating Expense. The Company incurred operating expenses of $1.6 million and $4.0 million for the three- and nine-month periods ended December 31, 2001, respectively, compared to $1.3 million and $4.1 million, respectively, for the three- and nine-month periods ended December 31, 2000. These expenses include various administrative, sales, marketing and other direct operating expenses of $1,556,270 and $4,025,814 for the three- and nine-month periods ended December 31, 2001, respectively, compared to $1,303,234 and $4,096,515 for the three- and nine-month periods ended December 31, 2000, respectively, net of $661,763 and $1,975,647 associated with goodwill amortization in the three- and nine-month periods ended December 31, 2000. The percentage of operating expenses remained constant at 2.4% of gross revenues, for the three months ended December 31, 2001 and 2000, respectively, and decreased from 3.3% to 2.0% for the nine months ended December 31, 2001 and 2000, respectively. The operating expenses for the three- and nine-months ended December 31, 2001, include $332,853 in expenses of Discount, or .5% of gross revenues, in operating expenses from the date of acquisition of Penner through December 31, 2001. The improvement in the operating expense ratio for the nine months ended December 31, 2001, reflects increased warehouse efficiencies, economies of scale associated with the Company's growth, and cost control efforts, such as elimination of duplicate services resulting from mergers, and reduction in web site monitoring and setup costs.

         Interest expense. Interest expense was approximately $217,900 and $754,500 for the three- and nine-month periods ended December 31, 2001, respectively, compared to approximately $343,400 and $815,000, respectively, for the three- and nine-month periods ended December 31, 2000. The decrease was due to more favorable interest terms under the Company's revolving line of credit and term loan with Standard.

         Net income/loss per share. The net income per share for the three- and nine-month periods ended December 31, 2001 was $.05 and $.28 per share, respectively, for both the basic and diluted shares, compared to a net loss per share of $(.09) and $(.43), respectively, for both the basic and diluted shares for the three- and nine-month periods ended December 31, 2000. At March 31, 2001, the Company had a deferred income tax asset valuation of $1,458,500. During the nine-month period ended December 31, 2001, the Company reduced the entire valuation allowance, and booked $1,110,280 deferred income tax asset, net of income tax expense of $348,220 for the nine-month period ended December 31, 2001, which provided the Company with net income of $.21 for the basic and $.20 per diluted share. The Company's adoption of SFAS No. 142 increased the net income per share by approximately $.06 and $.18 for both the basic and diluted net income per share for the three- and nine-month periods ended December 31, 2001, and would have had the effect of decreasing the basic and diluted net loss by $.10 and $.30 respectively, for both the basic and diluted purposes for the three- and nine-month periods ended December 31, 2000.

         Income Taxes. The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.3 million as of the fiscal year ended March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. Management has evaluated the available evidence regarding the Company's future taxable income and other possible sources of realization of deferred income tax assets and recognized the full $1.3 million deferred income tax asset, offset by estimated income tax expense, for a net deferred income tax benefit of for the nine-month period ended December 31, 2001.

         Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the nine months ended December 31, 2001 and 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

         The Company's operations produced positive cash flow (defined by the Company as net income plus non-cash expenses) for the quarter ended December 31, 2001. The Company's continued financial improvement is attributable to the growth of the Company's core business, control over corporate expenditures and management's ability to maintain acceptable gross margins. The Company has working capital and cash and cash equivalents of $4.0 million and $.2 million, respectively, and restricted cash of $2 million at December 31, 2001.

         Net cash used in operating activities was $6,554,640 for the nine months ended December 31, 2001. The usage of cash is primarily attributable to increases in accounts receivable, inventory, deposits and accrued expenses and decreases in accounts payable, prepaid expenses, and due from affiliates.

         Net cash used in investing activities was $549,752 for the nine months ended December 31, 2001. Cash was invested in property and equipment in the amount of $69,871, less cash received for the sale of miscellaneous property and equipment no longer used by the Company, in intangible assets consisting of fees associated with the amended line of credit agreement, and the cash paid for the Penner acquisition.

         Net cash provided by financing activities was $6,927,538 for the nine months ended December 31, 2001, representing a net increase in the Company's revolving line of credit of $7,467,049, and a decrease in the restricted cash account with Standard, offset by the repayment of principal on the notes payable, and a decrease in due to affiliates.

         On October 29, 2001, the Company executed a loan modification agreement modifying its original line of credit with Standard Federal Bank National Association ("Standard"), formerly Michigan National Bank, as successor in interest to Mellon Bank, N.A., increasing the line to $23 million. The credit facility imposes financial covenants on the Company's net worth, net income
(loss) and working capital ratios on a quarterly basis. The Company was not in compliance with the net worth, working capital, and quarterly net income ratios as of December 31, 2001. Standard has provided a letter to waive the net worth, working capital and quarterly net income (loss) covenants for the quarter ended December 31, 2001. Management anticipates meeting the financial covenants of the credit facility for the quarter ended March 31, 2002, based upon its current projections for the quarter then ended.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         On or about January 22, 2002, K. Sterling Miller ("Miller") and Jimmy
L. Fagala ("Fagala" together with Miller the "Plaintiffs") filed a complaint naming the Company as a defendant in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. In the complaint, the Plaintiffs seek damages from the Company alleging, among other things, that the Company inappropriately failed to release a total of approximately 39,000 shares of the Company's stock to the Plaintiffs in connection with the Company's acquisition of Desktop Corporation. The Plaintiffs also allege that the Company breached its employment agreements with Miller and Fagala. The Company intends to vigorously defend these allegations.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In July 2001, the Company released from escrow 500,000 shares of common stock due to Dynamic Health Products, Inc., a Florida corporation, earned through the contingent consideration clauses of the Becan Distributors, Inc. acquisition.

         In October 2001, the Company issued 125,418 shares of restricted common stock to McKesson Corporation as part of the purchase price of Penner & Welsch, Inc.

         In October 2001, simultaneous with the acquisition of Penner, the Company issued 25,000 shares of common stock to Gregory M. Johns ("Johns") in conjunction with Johns' execution of a Restrictive Covenants Agreement and Agreement Not to Compete dated October 19, 2001.

         The foregoing transactions did not involve any underwriter, underwriting discounts or commissions or any public offering, and the Company believes that the transactions were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipients in the transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the transactions. The recipients had adequate access to information about the Company.

Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

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

4.2      Specimen of Stock Certificate. (8)

10.1 Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000. (7)

10.3 Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000 (8)

10.4 Employment Agreement by and between Valley Drug Company and Ralph A. Blundo dated April 19, 2000. (8)

10.5 Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated October 1, 2001. (12)

10.6 Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.7 Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000. (9)


10.8 Second Amended Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South, and Standard Federal Bank National Association, as successor in interest to Mellon Bank, N.A., dated October 22, 2001. (12)

10.9 Employment Agreement by and between DrugMax, Inc. and Gregory M. Johns dated October 19, 2001. *

10.10 Restrictive Covenants Agreement and Agreement Not to Compete by and between DrugMax, Inc. and Gregory M. Johns dated October 19, 2001. *

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

(8) Incorporated by reference to the Company's Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on November 1, 2000.

(10) Incorporated by reference to the Company's Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11) Incorporated by reference to the Company's Report on Form 8-K, filed November 9, 2001.

(12) Incorporated by reference to the Company's Form 10-QSB, filed November 14, 2001.

(b) Reports on Form 8-K.

During the three months ended December 31, 2001, the Company filed the following five (5) reports on Form 8-K.

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

Subsequent to December 31, 2001, the Company filed the following one (1) report on Form 8-K/A

         Form 8-K/A, dated January 7, 2002, with respect to financial data for the Company's asset purchase of Penner & Welsch, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            DrugMax, Inc.


Date:  February 14, 2002                    By: /s/ Jugal K. Taneja
      --------------------------                --------------------------------
                                                    Jugal K. Taneja
                                                    Chief Executive Officer

Date:  February 14, 2002                    By: /s/ Ronald J. Patrick
      --------------------------                --------------------------------
                                                    Ronald J. Patrick
                                                    Chief Financial Officer,
                                                    Vice President of Finance,
                                                    Secretary and Treasurer

Date:  February 14, 2002                    By: /s/ William L. LaGamba
      --------------------------                --------------------------------
                                                    William L. LaGamba
                                                    President and Chief
                                                    Operations Officer