Form 10KSB
period 2002-03-31
DRUGMAX INC
filed 2002-07-01
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15445

DRUGMAX, INC.,
formerly known as DrugMax.com, Inc.
(Name of small business issuer in its charter)

STATE OF NEVADA	34-1755390
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12505 Starkey Road, Suite A, Largo, Florida	33773
(Address of Principal Executive Officers)	(Zip Code)

Issuer’s telephone number: (727) 533-0431

Securities registered pursuant to Section 12(b) of the Exchange Act:    None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, Par value $.001 per share
(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $271,287,988.

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of June 17, 2002, was 7,121,833. The aggregate market value of the common stock held by non-affiliates of the registrant (approximately 3,451,828 shares) was approximately $10,010,301, as computed by the closing price of such common stock, $2.90, as of June 17, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant’s definitive Proxy Statement to be used in connection with the Registrant’s 2002 Annual Meeting of Stockholders, which will be filed on or before July 31, 2002, are incorporated by reference in Part III, Items 10-13 of this Form 10-KSB. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof.

CAUTIONARY STATEMENTS

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by DrugMax, Inc. (the “Company”), including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company’s strategies regarding growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; and (f) the Company’s ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available, (vi) customers’ willingness to accept the Company’s Internet platform and (v) the Company’s ability to integrate recently acquired businesses. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-KSB. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    BUSINESS.

General

DrugMax, Inc. (Nasdaq: DMAX) is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, and nutritional supplements. The Company is headquartered in Largo, Florida and maintains distribution centers in Pennsylvania, Ohio, and Louisiana. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company maintains an inventory in excess of 20,000 stock keeping units from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico.

History

The Company was founded in 1993 under the name NuMED Surgical, Inc. as a subsidiary of NuMED Home Health Care, Inc., a publicly traded company. The Company was created to complete the distribution of certain assets and liabilities associated with NuMED Home Health Care’s surgical/medical products division to its stockholders. NuMED Home Health Care, Inc. contributed all of those assets and liabilities to the Company, and then distributed all of the shares of the Company’s common stock to its stockholders. In connection with the spin off, the Company’s common stock was registered under the Securities Exchange Act of 1934, and the Company began trading as a separate public company.

In April 1997, the Company sold its major product line and subsequently disposed of its operating assets because of continued losses caused by increased competition and the loss of exclusivity of its products. The sale of the Company’s major product line and assets was completed by March 31, 1998, and, accordingly, from April 1, 1998, to September 8, 1998, the Company used a liquidation basis of accounting.

On March 17, 1999, the Company acquired all of the outstanding common stock of Nutriceuticals.com Corporation (“Nutriceuticals”), a Florida corporation formed in September 1998 to engage in the online retailing of natural products over the Internet. For accounting purposes, this acquisition was treated as an acquisition of the Company by Nutriceuticals and a recapitalization of Nutriceuticals. Although the Company was incorporated in Nevada on October 18, 1993, the Company’s date of inception is September 8, 1998 for accounting purposes. After the Company acquired Nutriceuticals, the Company changed its corporate name to Nutriceuticals.com Corporation.

In November 1999, the Company acquired all of the outstanding shares of common stock of Becan Distributors, Inc. (“Becan”), and its wholly owned subsidiary Discount Rx, Inc. (“Discount”), a wholesale distributor primarily of pharmaceuticals and, to a lesser extent, over-the-counter and health and beauty care products which had been in business since 1997. Following the acquisition of Becan, the Company changed its name to DrugMax.com, Inc. With the acquisition of Becan, the Company changed its primary focus from that of an online business-to-consumer retailer of vitamins and other health products to that of an e-commerce business-to-business wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements. In March 2000, Becan was merged into the Company.

In March 2000, the Company diversified its operations by acquiring all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas. In addition, in May 2000, the Company formed Desktop Media Group, Inc. (“Desktop Media”) a Florida corporation, to develop web based and Internet software for the Company. On September 15, 2000, Desktop Corporation and Desktop Media executed Articles of Merger whereby Desktop Corporation was merged into Desktop Media, with Desktop Media Group, Inc. (“Desktop”) being the surviving entity. Desktop, in addition to being a designer and developer of customized Internet solutions, owned, at the time of acquisition, 50% of the outstanding shares of common stock of VetMall, LLC (later converted to a newly formed Florida corporation VetMall, Inc.) (“VetMall”), with the remaining shares being owned by W.A. Butler & Company (“Butler”), one of the nation’s largest veterinary products distributors. Concurrent with the acquisition of Desktop, the Company acquired an additional 20% interest in VetMall from Butler. VetMall owns the vetmall.net web site, which is a business-to-business portal linking animal health product manufacturers, distributors, and veterinarians. Since the acquisitions of Desktop and VetMall, management has reconsidered its original business plan regarding these companies. The offices of Desktop and VetMall were relocated from Dallas, Texas to the Company’s corporate office facilities in Largo, Florida during August 2000. The primary function of Desktop is to design and develop customized Internet solutions for businesses and to a greater extent to continue to design, develop and maintain the VetMall web site. Although management has made improvements to the VetMall web site, neither VetMall nor Desktop currently have any operations, and management continues to evaluate its options with regard to these entities.

On April 19, 2000, the Company acquired Valley Drug Company (“Valley”), a full-line, primary wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products and general merchandise. This acquisition helped the Company expand its customer base, product line and market share, and provided the Company with the additional ability to serve its customers as a primary, full-line wholesale distributor, and offer them the convenience of one-stop shopping. Valley has been in operation since 1950, and its offices are located in Youngstown, Ohio. See “Acquisitions.”

In September 2001, the Company changed its name to DrugMax, Inc. to more appropriately reflect the Company’s business model.

On October 25, 2001, the Company’s wholly-owned subsidiary, Discount, purchased substantially all of the net assets of Penner & Welsch, Inc. (“Penner”), a wholesale distributor of pharmaceuticals based in Louisiana, pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001. Penner was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court Eastern Division of Louisiana. Prior to its acquisition, commencing in September 2000, the Company managed the day-to-day operations of Penner, in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. During such management period, the Company provided Penner with a collateralized revolving line of credit for the sole purpose of purchasing inventory from the Company. Penner has been in operation since 1963. The Company operates the acquired business in St. Rose, Louisiana under Discount. See “Acquisitions.”

Industry Overview

Wholesale pharmaceutical distributors serve pharmacies and other healthcare providers by providing access to a single source for pharmaceutical and healthcare products from hundreds of different manufacturers. Wholesale pharmaceutical distributors lower customer inventory costs, provide efficient and timely product delivery, and provide valuable inventory and purchasing information.

Customers also benefit from value-added programs developed by wholesale pharmaceutical distributors to reduce costs and to increase operating efficiencies for the customer, including packaging, stockless inventory, and pharmacy computer systems.

Wholesale distributors are critical links in the pharmaceutical supply chain, helping fuel the majority of the $172 billion in total prescription drug sales to retailers and institutions in 2001. The Unites States’ prescription drug sales increased 16.9% from $145 billion in 2000 to $172 billion in 2001. Prescription drug sales are expected to grow at an annual compound rate of 12% to 14% through 2006 according to IMS Health. The principal factors contributing to this historical and expected growth are the following:

•
Aging of Population.    The number of individuals over age 50 in the United States is projected to grow from 28% of the population presently to 40% of the population in 2005. The aging population’s therapy needs will be in predictable categories that require continued treatment for diabetes, high cholesterol, heart disease and other health problems. This demographic group represents the largest percentage of new prescriptions filled and obtains more prescriptions per capita annually than any other age group.

•
Importance of the Wholesale Distribution Channel.    Over the past decade, as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers. Drug wholesalers are generally able to offer their customers more efficient distribution and inventory management than pharmaceutical manufacturers. According to the Healthcare Distribution Management Association (“HDMA”), this channel saves healthcare systems over $186 billion each year by maximizing economies of scale, creating efficiencies, lowering expenses, and simplifying distribution.

•
Rising Pharmaceutical Costs.    From 1990 to 2000, the average retail price of a prescription increased from $22.06 to $45.79. The Company believes that price increases for branded pharmaceutical products by manufacturers will continue to equal or exceed the overall increases in the Consumer Price Index (“CPI”). In 2000, actual pharmaceutical prices increased 3.9%, in line with the CPI increase of 3.4%.

•
Increased Drug Utilization.    In recent years, a number of factors have contributed to the increased utilization of drug-based therapies to prevent and to treat disease. Manufacturers spent over $2.6 billion in direct-to-consumer advertising and $16 billion to reach physicians in 2001. In 2000, pharmaceutical manufacturers spent approximately $22.5 billion in research and development, up from approximately $1.6 billion in 1980. New drug offerings continue to grow, with 8,191 products in 2000 compared to 5,492 in 1995.

The Company believes that its size, operating structure, strategy and high level of customer service allow it to benefit from the trends impacting the industry. Further, the Company believes that the increasing size, scale and consolidation of the wholesale pharmaceutical industry’s national participants and their strategy to be primary or major distributors to national pharmacy chains create opportunities for smaller distributors such as the Company, which focus sales primarily on independent pharmacies and secondarily on small and medium-sized pharmacy chains, alternative care facilities and other wholesalers.

Objectives and Strategy

The Company’s primary business objective is to become a leading full-line wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products and nutritional supplements, with a focus on sales primarily to independent pharmacies and secondarily on small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. To accomplish these objectives, the Company intends to continue to:

•	provide quality products and efficient service at competitive prices;
•	undertake beneficial strategic acquisitions;
•	market its name, products and services to create brand recognition and generate and capture traffic on its web site;
•	develop strategic relationships that increase the Company’s product offerings;
•	maintain technology focus and expertise to improve efficiency and ease of use of its web site; and
•	attract and retain exceptional employees.

Sales and Marketing, Customer Service and Support

The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company’s products are sold both through traditional wholesale distribution lines and the Company’s web site, www.drugmax.com. Since the early December 1999 launch of its web site, over 9,000 independent pharmacies, small regional pharmacy chains, wholesalers and distributors have registered to purchase products through the Company’s web site. Although the Company expects that it will continue to derive a significant portion of its revenue from its traditional “brick and mortar” full-line wholesale distribution business, the Company believes its e-commerce, business-to-business model will allow the Company to leverage its existing wholesale distribution business, thus increasing its ability to effectively market and distribute its products.

The Company uses a variety of programs to stimulate demand for its products and increase traffic to its web site, including the following:

Direct Sales.    The Company maintains employees to act as its direct sales force to target organizations that buy and sell the products it carries.

Telemarketing.    The Company maintains an in-house telemarketing group for use in customer prospecting, lead generation and lead follow-up.

Advertising.    The Company advertises in trade journals, at trade shows and engages in co-branding arrangements. In addition to strategic agreements and traditional advertising, the Company also uses many online sales and marketing techniques.

Customer Service and Support.    The Company believes that it can establish and maintain long-term relationships with its customers and encourage repeat visits if, among other things, the Company has excellent customer support and service. The Company currently offers information regarding its products and services and answers customer questions about the ordering process, and investigates the status of orders, shipments and payments. A customer can access the Company by fax or e-mail by following prompts located on its web site or by calling the Company’s toll-free telephone line.

In addition, the Company is promoting, advertising and increasing recognition of its web site through a variety of marketing and promotional techniques, including:

•	enhancing online content and ease of use of the Company web site;
•	enhancing customer service and technical support; and
•	advertising in trade journals and at industry trade shows.

Net Sales

The Company’s net sales increased from $177,713,064 for the year ended March 31, 2001 to $271,287,988 for the year ended March 31, 2002, an increase of 52.7%. Of the Company’s net sales in fiscal 2002, branded pharmaceuticals accounted for approximately 93% of net sales, generic pharmaceuticals accounted for approximately 5% of net sales, and over-the-counter health and beauty aids accounted for approximately 2% of net sales.

During the years ended March 31, 2002 and 2001, the Company’s 10 largest customers accounted for approximately 37% and 39%, respectively, of the Company’s net sales. The Company’s largest customer during fiscal 2002 accounted for approximately 13% of the Company’s net sales, and the Company’s largest customer in fiscal 2001, which was a different customer, accounted for approximately 16% of net sales.

Distribution

The Company’s wholesale distribution business is supported by three distribution centers located in Pittsburgh, Pennsylvania; Youngstown, Ohio; and St. Rose, Louisiana. These locations enable the Company to deliver approximately 95% of its products to its customers via next day delivery. The remaining product is distributed by its delivery vans in regions of eastern Ohio and western Pennsylvania, or by common carrier to more distant customers.

Purchasing

The Company purchases over 20,000 stock keeping units primarily from manufacturers and secondarily from other wholesalers and distributors. The Company utilizes sophisticated inventory control and purchasing software to track inventory, to analyze demand history and to project future demand. The system is designed to enhance profit margins by eliminating the manual ordering process, allowing for automatic inventory replenishment and identifying inventory buying opportunities. In addition, the Company’s purchasing department constantly monitors the market to take advantage of periodic volume discounts, market discounts and pricing changes.

The Company purchases products from approximately 400 vendors, such as Pfizer, Inc., Eli Lilly and Company, Merck and others. The Company initiates purchase orders with vendors through its information system. During fiscal years 2002 and 2001, the Company’s 10 largest vendors accounted for approximately 40% (by dollar volume) of the Company’s purchases for each year. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The Company believes that its relationships with its suppliers are good.

Competition

The wholesale distribution of pharmaceuticals, health and beauty aids, and other healthcare products is highly competitive. The Company faces strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains and from manufacturers engaged in direct distribution. In Pittsburgh, for example, where the Company maintains a distribution facility, there are a number of suppliers that provide branded pharmaceuticals and other products to independent pharmacies, Internet pharmacies, clinics and other licensed outlets. These competitors compete primarily on the basis of service and price. Other competitive factors include delivery service, credit terms, breadth of product line, customer support, merchandising and marketing programs. Certain of the Company’s competitors, including McKesson HBOC, Inc., AmerisourceBergen Corporation and Cardinal Health, Inc., have significantly greater financial and marketing resources, longer operating histories and larger customer bases than the Company does. In addition, many of the Company’s competitors have greater brand recognition and significantly greater financial, marketing and other resources, and may be able to:

•	secure merchandise from vendors on more favorable terms;
•	devote greater resources to marketing and promotional campaigns; and
•	adopt more aggressive pricing or inventory availability policies.

In addition, certain of the Company’s competitors, such as McKesson HBOC, Inc. and Cardinal Health, Inc., have developed or may be able to develop e-commerce operations that compete with the Company’s e-commerce operations, and may be able to devote substantially more resources to web site development and systems development than the Company. The online commerce market is new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at relatively low cost.

Government Regulations and Legal Uncertainties

The manufacturing, packaging, labeling, advertising, promotion, distribution and sale of most of the Company’s products are subject to regulation by numerous governmental agencies, including the United States Food and Drug Administration, which regulates most of its products under the Federal Food, Drug and Cosmetic Act. The Company’s products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the United States Department of Agriculture and the United States Department of Environmental Regulation. Furthermore, the Company and/or its customers are subject to extensive licensing requirements and comprehensive regulation governing various aspects of the healthcare delivery system, including the so called “fraud and abuse” laws. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretations.

The Company’s advertising is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, in addition to state and local regulation. The Federal Trade Commission Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The Federal Trade Commission Act also provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods is an unfair or deceptive act or practice. Under the Federal Trade Commission’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

In addition, the Company’s products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. In addition, a variety of new approaches have been proposed to continue to reduce cost. Because of uncertainty regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company. While the Company uses its best efforts to adhere to the regulatory and licensing requirements, as well as any other requirements affecting the Company’s products, compliance with these often requires subjective legislative interpretation. Consequently, the Company cannot assure that its compliance efforts will be deemed sufficient by regulatory agencies and commissions enforcing these requirements. Violation of these regulations may result in civil and criminal penalties. See “Risk Factors.”

Proprietary Rights

The principal trademarks and service marks of the Company include DRUGMAX® and DRUGMAX.COM®. The marks are registered in the United States. The United States federal registrations of these trademarks and service marks have ten-year terms and are subject to unlimited renewals. The Company believes that protecting its trademarks and registered domain names is important to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of the Company’s products. To protect its proprietary rights, the Company relies on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers. Despite such protections, however, the Company may be unable to fully protect its intellectual property. See “Risk Factors.”

Employees

The Company employs 97 persons, 89 of which are full-time employees, and one consultant. The corporate office located in Largo, Florida employs 14 persons, the Pittsburgh, Pennsylvania distribution center employs 5 full-time and 8 part-time persons, the Youngstown, Ohio distribution center employs 39 persons, and the St. Rose, Louisiana distribution center employs 31 persons. Labor unions do not represent any of these employees. The Company considers its employee relations to be good.

Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible. Each of the employees is eligible for stock option grants in accordance with the provisions of the Company’s 1999 Stock Option Plan, as determined by the Administrator of the Plan.

In August 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Option Plan (“1999 Plan”). The purpose of the 1999 Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan provides for the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase an aggregate of 1,400,000 shares of common stock.

ACQUISITIONS

The Company made the following material acquisitions during the last two fiscal years:

Valley Drug Company

On April 19, 2000, DrugMax Acquisition Corporation, a wholly owned subsidiary of the Company, Valley Drug Company (“Valley”), Ronald J. Patrick (“Patrick”) and Ralph A. Blundo (“Blundo” and together with Patrick, the “Sellers”) signed a Merger Purchase Agreement pursuant to which the Company acquired Valley. In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company’s common stock and cash in the amount of $1.7 million. Valley loaned the Sellers $170,000, of which $100,000 is outstanding at March 31, 2002, to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These interest-free notes receivable are to be repaid upon the Sellers’ sale of Company common stock, which was restricted stock subject to a holding period which ended April 19, 2001. In addition, the Sellers deposited 22,666 shares of the Company’s common stock with an escrow agent (the “Holdback Shares”). Based on audited financial statements of Valley as of April 19, 2000, the stockholders’ equity amounted to $400,667, which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares have been returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition.

Penner and Welsch, Inc.

On October 25, 2001, Discount, a wholly-owned subsidiary of the Company, purchased substantially all of the net assets of Penner & Welsch, Inc. (“Penner”), a wholesale distributor of pharmaceuticals based in Louisiana, pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001 (“the Agreement”). As previously reported by the Company, Penner was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court Eastern Division of Louisiana. Prior to this acquisition, commencing in September 2000, the Company managed the day-to-day operations of Penner, in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. During the management period, the Company provided Penner with a collateralized revolving line of credit for the sole purpose of purchasing inventory from the Company.

Pursuant to the Agreement, Penner received an aggregate of 125,418 shares of restricted common stock of the Company, valued at $5.98 per share, cash in the amount of $488,619, and forgiveness of $1,604,793 in trade accounts payable and management fees owed to Discount. The source of the funds used to acquire Penner’s assets was the working capital of the Company. The Agreement, including the nature and amount of the consideration paid to Penner, was negotiated between the parties and, on October 15, 2001, was approved by the US Bankruptcy Court, Eastern Division of Louisiana. The Company operates the acquired business under Discount, its wholly owned subsidiary.

RISK FACTORS

In addition to the other information in this Form 10-KSB, the following should be considered in evaluating the Company’s business and prospects:

The Company’s business could be adversely affected if relations with any of its significant suppliers are terminated.

The Company’s ability to purchase pharmaceuticals, or to expand the scope of pharmaceuticals purchased, from a particular supplier is largely dependent upon such supplier’s assessment of the Company’s creditworthiness and the Company’s ability to resell the products it purchases. The Company is also dependent upon its suppliers’ continuing need for, and willingness to utilize, the Company’s services to help them manage their inventories. If the Company ceases to be able to purchase pharmaceuticals from any of its significant suppliers, such occurrence could have a material adverse effect on the Company’s business, results of operations and financial condition because many suppliers own exclusive patent rights and are the sole manufacturers of certain pharmaceuticals. If the Company becomes unable to purchase patented products from any such supplier, it could be required to purchase such products from other distributors on less favorable terms, and the Company’s profit margin on the sale of such products could be reduced or eliminated. Substantially all of the Company’s agreements with suppliers are terminable by either party upon short notice and without penalty. See “Business.”

The Company’s industry has experienced declining margin percentages in recent years and, if this trend continues, the Company’s business could be adversely affected.

Over the past decade, participants in the wholesale pharmaceutical distribution industry have experienced declining gross and operating margin percentages. Industry sources estimate that the average gross margin percentage of companies in the industry has decreased from approximately 7.35% in 1990 to approximately 4.20% in 1999. The Company’s gross margin percentage decreased from approximately 3.11% in 2001 to approximately 2.77% in 2002. The profitability of wholesale distributors, including the Company, is largely dependent upon earning volume incentives, cash discounts and rebates from pharmaceutical manufacturers. The Company’s profitability is also increasingly dependent on its ability to purchase inventory in advance of anticipated or known manufacturer price increases. Although investment buying opportunities may enable the Company to increase its gross margin percentage when manufacturers increase prices, such buying requires subjective assessments of future price changes as well as significant working capital. If the Company’s gross margin percentages decline significantly, or if the Company’s assessments of future price changes are incorrect, or if the Company does not have the necessary working capital to take advantage of buying opportunities, the Company’s profitability could be materially adversely affected.

The loss of one or more of the Company’s largest customers or a significant decline in the level of purchases made by one or more of the Company’s largest customers could hurt the Company’s business by reducing the Company’s revenues and earnings.

As is customary in the Company’s industry, the Company’s customers are generally permitted to terminate the Company’s relationship or reduce purchasing levels on relatively short notice and without penalty. Termination of a relationship by a significant customer or a significant decline in the level of purchases made by a significant customer could have a material adverse effect on the Company’s business, results of operations and financial condition. Additionally, an adverse change in the financial condition of a significant customer, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company’s ability to collect its receivables from the customer and the volume of its sales to the customer.

The Company’s markets are highly competitive and it may be unable to compete effectively.

The pharmaceutical and over-the-counter product industries are intensely competitive. To strategically respond to changes in the competitive environment, the Company may sometimes make pricing, service or marketing decisions or acquisitions that could materially hurt its business. The Company cannot guarantee that it can compete successfully against current and future competitors. See “Business—Competition.”

The Company’s business could be adversely affected if it lost any of its key personnel.

The Company is dependent on the services of the Company’s senior management and on the relationships between the Company’s key personnel and the Company’s significant customers and suppliers. The Company has entered into employment agreements or non-competition agreements with the key members of the Company’s management team. The loss of certain members of the Company’s senior management or of key purchasing or sales personnel, particularly the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company generally does not carry life insurance policies on the lives of the Company’s key senior managers or key purchasing or sales personnel. As is generally true in the industry, if any of the Company’s senior management or key personnel with an established reputation within the industry were to leave the Company’s employment, there can be no assurance that the Company’s customers or suppliers who have relationships with such person would not purchase products from such person’s new employer, rather than from the Company.

The Company’s business could suffer if it is unable to complete and integrate acquisitions successfully.

One aspect of the Company’s growth and operating strategy is to pursue strategic acquisitions of other pharmaceutical wholesalers and companies that expand or complement the Company’s business. The Company cannot assure that suitable acquisition candidates will be identified, that acquisitions can be consummated on acceptable terms, that any acquired companies can be integrated successfully into the Company’s operations or that the Company will be able to retain an acquired company’s significant customer and supplier relationships or otherwise realize the intended benefits of any acquisition. Any such expansion could require significant capital resources and divert management’s attention from the Company’s existing business. Such acquisitions could also result in liabilities being incurred that were not known at the time of acquisition or the creation of tax and accounting problems. Failure to accomplish future acquisitions could limit the Company’s revenues and earnings potential.

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

If not managed efficiently, the Company’s rapid growth may divert management’s attention from the operation of its business which could hinder its ability to operate successfully.

The Company’s growth has placed, and its anticipated continued growth will continue to place, significant demands on its managerial and operational resources. The Company’s failure to manage its growth efficiently may divert management’s attention from the operation of its business and render the Company unable to keep pace with its customers’ demands.

The Company may require additional capital in the future which may not be available to the Company.

The Company’s future capital requirements will depend upon many factors, including, but not limited to:

•	the extent to which the Company can develop and brand the Company’s name;
•	the frequency with which the Company can make future acquisitions;
•	the rate at which the Company can hire additional personnel;
•	the rate at which the Company can expand the services that it offers; and
•	the extent to which the Company can develop and upgrade the Company’s technology.

Because of these factors, the Company’s actual revenues and costs are uncertain and may vary considerably. These variations may significantly affect the Company’s future need for capital. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimates. In particular, the Company’s estimates may be inaccurate as a result of changes and fluctuations in the Company’s revenues, operating costs and development expenses. The Company’s revenues, operating costs and development expenses will be negatively affected by any inability to:

•	effectively and efficiently manage the expansion of the Company’s operations;
•	negotiate favorable contracts and relationships with manufacturers, distributors and wholesalers; and
•	obtain brand recognition, attract a sufficient number of customers or increase the volume of e-commerce sales of the Company’s products.

Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm the Company’s business.

The Company’s stock price may be volatile.

The market price of the Company’s common stock may be subject to significant fluctuations in response to various factors, including:

•	quarterly fluctuations in the Company’s operating results;
•	changes in securities analysts’ estimates of the Company’s future earnings; and
•	the Company’s loss of significant customers or suppliers or significant business developments relating to the Company’s competitors.

The Company’s common stock’s market price also may be affected by the Company’s ability to meet analysts’ expectations, and any failure to meet such expectations, even if minor, could cause the market price of the Company’s common stock to decline. Because the number of shares of common stock publicly traded is small relative to the number of publicly traded shares of many other companies, the market price of the common stock may be more susceptible to fluctuation. In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the common stock’s market price.

The Company’s operations and quarterly results are not subject to seasonality and variability.

Management believes that the Company’s business is not seasonal; however, significant promotional activities can have a direct impact on sales volumes in any given quarter.

Changes in the healthcare industry could adversely affect the Company.

The healthcare industry has undergone significant change in recent years as a result of various efforts to reduce costs, including proposed national healthcare reform, trends toward managed care, spending cuts in Medicare, consolidation of pharmaceutical and medical/surgery supply distributors, the development of large, sophisticated purchasing groups and efforts by traditional third party payors to contain or reduce healthcare costs. The Company cannot predict whether these trends will continue or whether any other healthcare reform efforts will be enacted and what effect any such reforms may have on the Company’s practices and products or the Company’s customers and suppliers. Any future changes in the healthcare industry, including a reduction in governmental financial support of healthcare services, adverse changes in legislation or regulations governing the delivery or pricing of prescription drugs, healthcare services or mandated benefits may cause healthcare industry participants to significantly reduce the amount of the Company’s products and services they purchase or the price they are willing to pay for the Company’s products and services. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly and adversely affect the Company’s revenues, margins and profitability. See “Business.”

The Company could be adversely affected if there are changes in the regulations affecting the healthcare industry or if it fails to comply with current regulations applicable to the Company’s business.

The healthcare industry is more heavily regulated than many other industries. As a distributor of certain controlled substances and prescription pharmaceuticals, the Company is required to register with and obtain licenses and permits from certain federal and state agencies and must comply with operating and security measures prescribed by those agencies. The Company is also subject to various regulations including the 1987 Prescription Drug Marketing Act, an amendment to the federal Food, Drug and Cosmetic Act, which regulates the purchase, storage, security and distribution of prescription pharmaceuticals. The Company’s compliance with these regulations is monitored through periodic site inspections conducted by various governmental agencies. Any failure to comply with these regulations or to respond to changes in these regulations could result in penalties on the Company such as fines, restrictions on the Company’s operations or a temporary or permanent closure of the Company’s facilities. These penalties could harm the Company’s operating results. The Company cannot assure that future changes in applicable laws or regulations will not materially increase the costs of conducting business or otherwise have a material adverse effect on the Company’s business, results of operations and financial condition. See “Business.”

The Company may not successfully protect its proprietary rights.

The principal trademarks and service marks of the Company include DRUGMAX® and DRUGMAX.COM®. The marks are registered in the United States. The United States federal registrations of these trademarks and service marks have ten year terms and are subject to unlimited renewals. The Company believes that protecting its trademarks and registered domain names is important to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of the Company’s products. To protect its proprietary rights, the Company relies on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers. Despite such protections, however, the Company may be unable to fully protect its intellectual property.

To date, the Company’s business has not been interrupted as the result of any claim of infringement. However, the Company cannot guarantee it will not be adversely affected by the successful assertion of intellectual property rights belonging to others. The effects of such assertions could include requiring the Company to alter or withdraw existing trademarks or products, delaying or preventing the introduction of products, or forcing the Company to pay damages if the products have been introduced. The steps it takes to protect its proprietary rights may be inadequate, or third parties might infringe or misappropriate its trade secrets, copyrights, trademarks, trade dress and similar proprietary rights. In addition, others could independently develop substantially equivalent intellectual property. The Company may have to litigate in the future to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and the diversion of its management and technical resources which could harm the Company’s business.

The Company also utilizes the registered domain names www.drugmax.com. and www.penwel.com. Currently, the acquisition and maintenance of domain names is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. These changes could include the introduction of additional top level domains, which could cause confusion among web users trying to locate its sites. As a result, the Company may not be able to maintain its domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company may be unable to prevent third parties from acquiring domain names that are similar to those belonging to the Company. The acquisition of similar domain names by third parties could cause confusion among web users attempting to locate the Company’s site and could decrease the value of its brand name.

A disruption in the Company’s information systems could adversely affect its business.

The Company is dependent on the Company’s information systems to receive and process customer orders, initiate orders with product suppliers, distribute products to the Company’s customers in a timely and cost-effective manner, track and secure inventory and maintain compliance with federal and state regulations. Any disruption in the Company’s information systems could thus have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company hosts and maintains its web site and contracts with a third party that provides backup web hosting services. The backup provider delivers a secure platform for server hosting with uninterruptible power supply and back up generators, fire suppression, raised floors, heating ventilation and air-conditioning, separate cooling zones, operations twenty-four-hours-a-day, seven-days-a-week. To protect the customer information the Company receives, the Company uses SSL (Secure Socket Layer) encrypted protocol, user names and passwords, and other tools. The Company also has its own certificate server from Microsoft that encrypts the registration session to protect the customer information. In addition, the Company has taken steps to protect the registration information residing in its servers by using firewalls, backups and other preventive measures designed to protect the privacy of its customers. The Company restricts access to customer personal and financial data to those authorized employees who have a need for these records. The Company does not release information about its customers to third parties without the prior written consent of its customers unless otherwise required by law.

Notwithstanding these precautions, the Company cannot assure that the security mechanisms will prevent security breaches or service breakdowns. Despite the network security measures the Company has implemented, its servers may be vulnerable to computer viruses, physical or electronic break-ins or other similar disruptions. Such a disruption could lead to interruptions or delays in its service, loss of data, or its inability to accept and fulfill customer orders. Any of these events could materially affect the Company’s business.

The Company is subject to capacity constraint system development risks which may result in its inability to service its customers and meet its growth expectations.

A key element of its strategy is to generate a high volume of traffic on, and use of, the Company’s web site. Accordingly, the Company’s web site transaction processing systems and network infrastructure performance, reliability and availability are critical to its operating results. These factors are also critical to its reputation and its ability to attract and retain customers and maintain adequate customer service levels. The volume of goods it sells and the attractiveness of its product and service offerings will decrease if there are any systems interruptions that affect the availability of its web site or its ability to fulfill orders. The Company expects to continually enhance and expand its technology and transaction processing systems, and network infrastructure and other technologies, to accommodate increases in the volume of traffic on its web site. The Company may be unsuccessful in these efforts or its may be unable to accurately project the rate or timing of increases in the use of its web site. The Company may also fail timely to expand and upgrade its systems and infrastructure to accommodate these increases.

Item 2.    PROPERTIES.

The Company does not own or hold any legal or equitable interest in any real estate. The Company leases its principal administrative, marketing and customer service facility containing 3,550 square feet of air-conditioned office space and 2,950 square feet of air-conditioned warehouse space, located at 12505 Starkey Road, Suite A, Largo, Florida 33773. The term of the lease for the Largo facility is for three years expiring November 30, 2002 with an initial monthly lease payment of $3,800. The Company leases for its Pittsburgh facility, 1,424 square feet of office and 1,176 square feet of warehouse space located at 203 Parkway West Industrial Park, Pittsburgh, Pennsylvania 15205, for administrative purposes, and for the sales and distribution of pharmaceutical, beauty, and over-the-counter drug products. The term of the lease for the Pittsburgh facility is for four years expiring February 28, 2003, with an initial monthly lease payment of $1,658. The Youngstown facility is located at 318 West Boardman Street, Youngstown, Ohio 44503 and consists of approximately 30,000 square feet of office (approximately 3,000 air conditioned space for offices), warehouse, shipping and distribution space. The premises are leased pursuant to a lease with a base term of five years expiring December 30, 2003, with a monthly lease payment of $6,000, renewable for an additional five years under the same terms. The Company leases for its subsidiary Discount, a building located at 10016 River Road, St. Rose, Louisiana, 70087. The building consists of approximately 39,000 square feet of air-conditioned office and warehouse space. The lease for the St. Rose location is for a term of five years expiring October 2006, and carries an initial monthly lease payment of $15,000. In addition to the St. Rose location, the Company had also leased for its subsidiary, Discount, 1,200 square feet of office space located at 5200 Highway 22, Suite 12A, Mandeville, Louisiana 70471, for a sales office at a cost of $300 each month on a month-to-month basis. In June 2002, the Company consolidated the Mandeville sales office with the St. Rose location. The Company believes the currently leased properties are adequate for current operations. The Company is considering an expansion of its facilities for future growth.

Item 3.    LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings other than as set forth below.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp., in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT Capital Corp. filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim.

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. The customer accounted for approximately $4.1 million, or 1.5%, of the gross revenue of the Company in the fiscal year ended March 31, 2002. The Company has an unconditional personal guaranty signed by the customer’s owner. On March 31, 2002, the outstanding accounts receivable balance from the customer was approximately $1 million, of which approximately $806,000 has subsequently been paid by the customer. Sales subsequent to March 31, 2002 and prior to the voluntary filing created an accounts receivable balance of approximately $.9 million. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. Management believes the customer has adequate assets for the Company to recover the net outstanding debt of approximately $200,000 as of March 31, 2002. Management has made no provision for possible write down of the remaining accounts receivable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is traded on the Nasdaq SmallCap Market under the symbol “DMAX.” The following table sets forth the closing high and low bid prices for the Company’s common stock on the Nasdaq SmallCap Market for each calendar quarter during the Company’s last two fiscal years, as reported by Nasdaq. Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

		CommonStock
		High	Low
2000	Second Quarter	$15.69	$7.88
	Third Quarter	$10.20	$5.75
	Fourth Quarter	$7.63	$2.63

2001	First Quarter	$5.88	$2.88
	Second Quarter	$7.00	$3.25
	Third Quarter	$7.50	$3.65
	Fourth Quarter	$7.25	$5.00

2002	First Quarter	$6.25	$3.50
	Second Quarter (through June 17, 2002)	$4.20	$2.03

As of June 17, 2002, there were approximately 564 shareholders of record of the Company’s common stock.

Historically, the Company has not declared or paid any cash dividends on its common stock. It currently intends to retain any future earnings to fund the development and growth of its business. Any future determination to pay dividends on the common stock will depend upon the Company’s results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by the Company’s Board of Directors. The Company’s current credit facility prohibits the payment of dividends.

Recent Sales of Unregistered Securities

During the past three years, the Company has issued unregistered securities to a limited number of persons as described below. The following information regarding the Company’s shares of common stock has been adjusted to give effect to (i) the one-for-fifty reverse split of the Company’s common stock effected in March 1999, (ii) the two-for-one stock split in the form of a stock dividend effected in April 1999, and (iii) a one-for-two reverse stock split in October 1999.

(1)	On August 16, 1999, the Company issued an aggregate of 20,000 shares of common stock to Lyntren Communications, Inc. with the acquisition of the Nutriceutical.com domain name.

(2)	On November 26, 1999, the Company issued an aggregate of 2,000,000 shares of common stock to Dynamic Health Products, a Florida corporation, with the acquisition of Becan Distributors, Inc.

(3)	On March 20, 2000, the Company issued an aggregate of 50,000 shares of common stock with the acquisition of Desktop Corporation.

(4)	On March 20, 2000, the Company issued an aggregate of 49,985 shares of common stock to retire debt associated with the acquisition of Desktop Corporation.

(5)	On March 20, 2000, the Company issued 25,000 shares of common stock with the acquisition of VetMall.

(6)	On April 19, 2000, the Company issued 217,255 shares of common stock with the acquisition of Valley Drug Company.

(7)	On December 29, 2000, the Company issued 50,000 shares of common stock in association with the Termination Agreement with Utendahl Capital Partners, L.P.

(8)	On January 29, 2001, the Company issued 1,000 shares of common stock.

(9)
On July 16, 2001, the Company released from escrow 500,000 shares of common stock due to Dynamic Health Products, Inc., a Florida corporation, earned through the contingent consideration clauses of the Becan acquisition.

(10)	On October 18, 2001, the Company issued 125,418 shares of common stock in association with the acquisition of Penner and Welsch, Inc.

(11)	On October 19, 2001, the Company issued 25,000 shares of common stock to Gregory M. Johns per the terms of an Employment Agreement and a Restrictive Covenants Agreement and Agreement Not to Compete.

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

Item 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

The following management discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented in this Form 10-KSB.

Overview

DrugMax, Inc. (Nasdaq: DMAX) is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, and nutritional supplements. The Company is headquartered in Largo, Florida and maintains distribution centers in Pennsylvania, Ohio, and Louisiana. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company maintains an inventory in excess of 20,000 stock keeping units from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico.

Critical Accounting Policies And Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a discussion of the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s significant accounting policies are more fully described in Note 1 to its consolidated financial statements. Management, however, believes the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition.    The Company recognizes revenue on its core distribution segment when goods are shipped and title or risk of loss resides with unaffiliated customers, and at which time the appropriate provisions are recorded for estimated contractual chargeback credits from the manufacturers based on the Company’s contract with the manufacturer. Rebates and allowances are recorded in the period they are received from the vendor or manufacturer unless such rebates and allowances are reasonably estimable at the end of a reporting period. The Company records chargeback credits due from its vendors in the period when the sale is made to the customer which is eligible for contract pricing from the manufacturer.

Inventory Valuation.    Inventory is stated at the lower of cost of market. Cost is determined using the first-in, first-out basis of accounting. Inventories consist of brand and generic drugs, over-the-counter products, health and beauty aids, and nutritional supplements for resale. The inventories of the Company’s three distribution centers are constantly monitored for out of date or damaged products, which if exist, are reclassed out of saleable inventory to the “morgue” inventory for return to and credit from the manufacturer. However, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of March 31, 2002 and 2001, no inventory valuation allowances were necessary.

Goodwill and Intangible Assets.    The Company has completed several acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, upon adoption of SFAS 142, the Company ceased amortization of goodwill effective April 2001, and reviews goodwill annually for impairment. Goodwill and intangibles related to acquisitions are determined based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of the fair value of the Company’s reportable unit over the fair value of identifiable assets and liabilities, based on the annual impairment test. Useful lives are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows.

Impairment of Long-Lived Assets.    Long-lived assets, including goodwill and other intangibles, are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the long-lived asset. Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairments are recognized by a charge to earnings.

Allowance for Deferred Income Tax Asset.    The Company had a deferred income tax asset and valuation allowance at March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management evaluated the scheduled reversal of deferred income tax liability, the Company’s profitability for the year ended March 31, 2002, reviewed the Company’s business model, and future earnings projections, and believes the evidence indicates that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset. Based upon the evaluations made, management concluded that realization of the deferred income tax asset was more likely than not; therefore, the valuation allowance was reversed in fiscal 2002.

Results of Operations

Revenues.    The Company generated revenues of $271.3 million and $177.7 million for the years ended March 31, 2002 and 2001, respectively, an increase of $93.6 million or 52.7%. The Pittsburgh distribution center generated $133.3 million and $97.7 million for the years ended March 31, 2002 and 2001, respectively, for an increase of $35.6 million or 36.4%. Valley generated revenues of $106.6 million and $60.0 million for the years ended March 31, 2002 and 2001, respectively, for an increase of $46.5 million or 77.5%. Both warehouse locations generated double-digit growth and achieved record sales by expanding sales territories, cross selling to common customers, and aggressive marketing. In the year ended March 31, 2002, Discount generated revenues of $15.9 million from sales to Penner prior to its acquisition of Penner in October 2001, and generated revenues of $15.1 million from its acquisition of Penner through the year ended March 31, 2002, for a total annual revenue of $31 million for the year ended March 31, 2002. Discount generated revenues of $19.2 million for the year ended March 31, 2001, of which $16.9 million was generated from sales to Penner during the period which Discount managed the operations of Penner pursuant to the management agreement entered into in September 2000. Discount realized an increase in gross revenue of $11.8 million in the year ended March 31, 2002 over the year ended March 31, 2001, which is attributable to sales to Penner during the period which Discount managed Penner, as well as from sales to Penner’s customers subsequent to it acquisition. In addition, approximately $.4 million in revenue was realized in management fees related to the aforementioned management agreement with Penner.

Gross Profit.    The Company achieved gross profits of $7.5 million and $5.5 million for the years ended March 31, 2002 and 2001, respectively, for an increase of $2.0 million or 36.4%. The Pittsburgh distribution center recorded gross profits of $2.0 million in the year ended March 31, 2002, an increase of $.6 million, or 41.9% over the year ended March 31, 2001. Valley recorded gross profits of $4.1 million for the year ended March 31, 2002, an increase of $.8 million, or 23% over the year ended March 31, 2001. Discount recorded gross profits of $1.1 million for the year ended March 31, 2002, an increase of $.9 million, or 448.8% over the year ended March 31, 2001. The large increase in the gross profit for Discount between the years ended March 31, 2002 and 2001 is attributable to the relatively low profit margin which Discount applied to the sales made to Penner during the management period, compared to gross profit recorded on revenues from customers after its acquisition of Penner in October 2001. The Company’s margin, as a percentage of revenue, was 2.8% and 3.1% for the fiscal years ended March 31, 2002 and 2001, respectively. The decrease in the gross margin percentage was primarily due to the impact of lower selling margins, as a result of a highly competitive market and a greater mix of high volume customers where a lower cost of distribution and better asset management enabled the Company to offer lower selling margins to its customers, coupled with a lower margin on sales to Penner prior to its acquisition by the Company.

Operating Expense.    The Company incurred operating expenses of approximately $5.8 million and $12.5 million for the years ended March 31, 2002 and 2001, respectively. Operating expenses in the year ended March 31, 2002 include approximately $5.4 million in selling, general, administrative, and other direct operating expenses, $135,000 in amortization of a contractual agreement and financing costs, and $245,000 in depreciation expense. For the year ended March 31, 2001, the selling, general,administrative and other direct operating expenses were approximately $5.2 million, amortization of financing costs was $64,300, depreciation expense was $248,000, and costs for amortization of goodwill was $2.6 million associated with the acquisitions of Becan, Valley, Desktop and VetMall, and an impairment of assets charge of approximately $4.4 million. The Company recorded a special charge in the year ended March 31, 2001, for impairment of assets after management’s assessment of the acquired goodwill and software arising from the acquisitions of Desktop and VetMall. Selling, general, administrative and other direct operating expenses increased approximately $294,000 in the year ended March 31, 2002 over the year ended March 31, 2001, net of amortization of goodwill and impairment of assets charge. The increase is due to the acquisition of Penner in October 2001, which added approximately $183,200 in direct operating expenses each month through the year ended March 31, 2002; however, the percentage of operating expenses, before amortization and depreciation expense, and asset impairment write-off, decreased from the year ended March 31, 2001 to March 31, 2002, from 3.0% to 2.0%, as compared to revenues, an improvement of 33%. This improvement reflects increased warehouse efficiencies, economies of scale associated with the Company’s growth, cost control efforts, and the elimination of duplicate services resulting from recent mergers.

Interest Expense.    Interest expense was approximately $1 million and $1.1 million for the years ended March 31, 2002 and 2001, respectively. On October 24, 2000, the Company obtained a new revolving line of credit and term loan with Mellon Bank N.A. (“Mellon”), the proceeds of which were used to satisfy the prior Merrill Lynch and National City credit facilities. In March 2001, the certificate of deposit with First Community Bank matured and was used to satisfy the associated outstanding line of credit with First Community Bank. On October 29, 2001, the Company executed a loan modification agreement modifying its original line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon. The decrease in interest expense is attributable to increased levels of borrowing offset by lower interest rates under the Company’s current revolving line of credit and term loan.

Net Income (Loss) Per Share.    The net income per share for the year ended March 31, 2002 amounted to $.29 per basic and $.28 per diluted share. At March 31, 2001, the Company had a deferred income tax asset valuation allowance of approximately $1.5 million. During the year ended March 31, 2002, the Company reduced the entire valuation allowance, and booked approximately $1.1 million of deferred income tax benefit, net of current year deferred income tax expense of $354,952, which provided the Company with net income of $.16 per basic and $.15 per diluted share. If amortization expense was not included in fiscal 2001 as presented in the current year under SFAS 142, it would have had the effect of decreasing the basic and diluted net loss per share by $.40 for the year ended March 31, 2001.

Income Taxes.    The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.5 million at March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. Management evaluated the Company’s profitability for the year ended March 31, 2002, reviewed the Company’s business model, current year earnings and future earnings projections, and believes the evidence indicates that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset; therefore, the Company recognized the full $1.5 million deferred income tax asset, offset by current year deferred income tax expense, for a net deferred income tax benefit of $1.1 million for the year ended March 31, 2002.

Inflation; Seasonality.    Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended March 31, 2002 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Position, Liquidity and Capital Resources

The Company’s net income plus non-cash expenses produced positive cash flow for the quarter and year ended March 31, 2002. The Company’s continued financial improvement is attributable to the growth of the Company’s core business, control over corporate expenditures and management’s ability to maintain acceptable gross margins. The Company has working capital and cash and cash equivalents of $4 million and $.2 million, respectively, including restricted cash of $2 million, at March 31, 2002.

The Company’s principal commitments at March 31, 2002 were leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

Net cash used in operating activities was $5,889,785 for the year ended March 31, 2002. The usage of cash is attributable to an increase in accounts receivable of $385,375 and inventory of $9,270,331, as a result of increased sales and inventory associated with the acquisition of Penner, increases in prepaid and other current assets of $29,175, net deferred income tax asset of $1,103,548, deposits of $31,072, and a decrease in accrued expenses of $3,074, offset by decreases in due from affiliates of $2,363, other assets of $105,662 and accounts payable of $2,396,293.

Net cash used in investing activities of $603,209 for the year ended March 31, 2002 represents $488,619 cash paid for the acquisition of Penner, $68,250 for purchases of property and equipment, and $49,000 for an investment in MorepenMax.

Net cash provided by financing activities was $6,223,980 for the year ended March 31, 2002, representing the net change in the Company’s revolving line of credit agreement of $6,985,078, offset by the decrease in due to affiliates of $46,720, repayments of long-term debt and capital leases of $663,878, and additional financing costs incurred in connection with the loan modification agreement with Standard of $50,500.

On March 17, 2000, the Company signed a $1,000,000 line of credit agreement with First Community Bank of America. Terms of the agreement provided for interest to be charged at 1% over the rate of interest paid on the Company’s $1,000,000 certificate of deposit held by First Community Bank of America and used to collateralize the loan facility. The balance on the line of credit became due on October 1, 2000. On November 6, 2000, documents were executed to extend the line of credit agreement for an additional six-month period with a due date of April 1, 2001. The First Community Bank of America certificate of deposit matured on March 15, 2001, and on March 19, 2001, was used to satisfy the line of credit agreement.

Additionally, in March 2000, the Company entered into a line of credit agreement with Merrill Lynch. The line of credit enabled the Company to borrow a maximum of $5,000,000 with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility discussed below.

As part of the acquisition of Valley, the Company agreed to become an additional guarantor of the National City Bank revolving line of credit and term loan indebtedness of Valley. In October 2000, National City Bank was paid in full with proceeds from the new Mellon credit facility discussed below.

On October 24, 2000, the Company obtained from Mellon a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard, increasing the line to $23 million. The credit facility imposes financial covenants on the Company’s net worth, net income (loss) and working capital ratios on a quarterly basis. On June 6, 2002, the Company executed a Third Amendment and Modification to Loan and Security Agreement (the “Amended Agreement”) with Standard modifying the original Mellon line of credit executed October 24, 2000. The Amended Agreement permits the Company to exceed the calculated line availability, by an amount of up to $2,000,000 (the “out-of-formula advance”), for the period commencing June 5, 2002 through August 5, 2002, unless cancelled upon request by the Company prior to August 5, 2002. However, at no time shall the total line of credit be advanced beyond $23,000,000. The Amended Agreement sets forth that if the Company has out-of-formula advances outstanding, then it will incur interest on the entire principal balance of the line of credit at the rate of one percent over the base rate until the out-of-formula advances are paid in full. The Amended Agreement also provides that the Company’s borrowing base include the excess of the restricted cash account over the outstanding principal balance of the existing term loan. The Amended Agreement modified the financial covenants imposed on the Company’s net income, net worth and working capital ratios through March 31, 2004. On June 27, 2002, Standard provided an amendment modifying the covenants in the Loan and Security Agreement to achieve loan compliance at March 31, 2002. The amendment modifies the net income covenant for the fourth quarter ended March 31, 2002, and the net worth covenant commencing March 31, 2002 through June 29, 2002. All other loan provisions will remain in effect.

On November 1, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 2,000,000 shares of the Company’s common stock. Utendahl Capital Partners, L.P. (“Utendahl”) was contracted to act as lead managing underwriter of the proposed offering. However, on December 29, 2000, the Company and Utendahl agreed to terminate their agreement and Utendahl received 50,000 shares of the Company’s common stock, valued at $3.9375 per share, for full release of the agreement.

On or about January 15, 2001, the Company entered into a Letter of Intent with Southwest Securities, Inc. (“Southwest”), pursuant to which Southwest proposed to organize, lead and manage a group of underwriters to represent the Company for the proposed secondary offering. On October 30, 2001, the Company filed Form RW with the Securities and Exchange Commission requesting consent to withdraw the Company’s Registration Statement on Form SB-2.

Management believes the Company has sufficient capital resources to fund the Company’s operations for the next twelve months.

Item 7.    FINANCIAL STATEMENTS

See financial statements commencing on page F-1.

PART III

Item 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Directors and Executive Officers” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 31, 2002.

Item 10.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Compensation of Executive Officers and Directors” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 31, 2002.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Security Ownership of Management and Others” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 31, 2002.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 31, 2002.

PART IV

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

*	Filed herewith.

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization between the Registrant and Eric Egnet dated March 31, 1999. (1)

2.3	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.4	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.5	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.6	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.7	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Articles of Incorporation of NuMed Surgical, Inc., filed October 18, 1993. (1)

3.2	Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3	Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4	Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5	Articles of Amendment to Articles of Incorporation of Nutriceuticals.com Corporation, filed January 11, 2000. (8)

3.6	Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000. (7)

10.2	Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000 (8)

10.3	Employment Agreement by and between Valley Drug Company and Ralph A. Blundo dated April 19, 2000. (8)

10.4	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated October 1, 2001. (12)

10.5	Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.6	Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000. (9)

10.7
Second Amended Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South, and Standard Federal Bank National Association, as successor in interest to Mellon Bank, N.A., dated October 22, 2001. (12)

10.8	Employment Agreement by and between DrugMax, Inc. and Gregory M. Johns dated October 19, 2001. (13)

10.9	Restrictive Covenants Agreement and Agreement Not to Compete by and between DrugMax, Inc. and Gregory M. Johns dated October 19, 2001. (13)

10.10
Third Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc, Valley Drug Company South and Standar5d Federal Bank National Association, dated June 5, 2002. *

21.0	Subsidiaries of DrugMax.com, Inc. (9)

99.1	DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan. (8)

99.2	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. *

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(b)	Reports on Form 8-K.

During the three months ended March 31, 2002, the Company filed two reports on Form 8-K.

Form 8-K/A dated January 7, 2002, including financial statements, with respect to the Company’s acquisition of Penner & Welsch, Inc.

Form 8-K dated March 14, 2002, with respect to the Company’s press release to announce the appointment of a new Director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.

Dated: June 28, 2002	By	/s/ Jugal K. Taneja Jugal K. Taneja, Chief Executive Officer and Chairman of the Board

Dated: June 28, 2002	By	/s/ William L. LaGamba William L. LaGamba, President and Chief Operating Officer

Dated: June 28, 2002	By	/s/ Ronald J. Patrick Ronald J. Patrick, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signatures	Title	Date

By:	/s/ Jugal K. Taneja Jugal K. Taneja	Chairman of the Board, Chief Executive Officer and Director	June 28, 2002

By:	/s/ William L. LaGamba William L. LaGamba	President, Chief Operating Officer and Director	June 28, 2002

By:	/s/ Ronald J. Patrick Ronald J. Patrick	Chief Financial Officer and Director	June 28, 2002

By:	/s/ Dr. Howard L. Howell, DDS Dr. Howard L. Howell, DDS	Director	June 28, 2002

By:	/s/ Jeffrey K. Peterson Jeffrey K. Peterson	Director	June 28, 2002

By:	/s/ Martin Sperber Martin Sperber	Director	June 28, 2002

By:	/s/ Stephen M. Watters Stephen M. Watters	Director	June 28, 2002

By:	/s/ Robert G. Loughrey Robert G. Loughrey	Director	June 28, 2002

DRUGMAX, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of DrugMax, Inc.:

We have audited the accompanying consolidated balance sheets of DrugMax, Inc. and subsidiaries (the “Company”) as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DrugMax, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
June 27, 2002

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 and 2001

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$167,373	$436,387
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $340,575 and $381,944	14,001,696	14,864,396
Inventory	20,682,439	10,694,155
Due from affiliates	23,498	25,861
Net deferred income tax asset—current	465,630	—
Prepaid expenses and other current assets	624,207	373,928

Total current assets	37,964,843	28,394,727

Property and equipment, net	989,921	504,906
Goodwill	25,314,298	25,179,255
Intangible assets, net	276,914	44
Stockholder notes receivable	100,000	100,000
Notes receivable	607,417	—
Net deferred income tax asset—long term	637,918	—
Deferred financing costs, net	215,477	284,950
Other assets	151,226	159,888
Deposits	44,743	7,520

Total assets	$66,302,757	$54,631,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,844,766	$11,448,473
Accrued expenses and other current liabilities	421,318	360,911
Credit lines payable	18,929,575	11,944,497
Current portion of long-term debt and capital leases	676,365	666,660
Due to affiliates	4,377	51,097

Total current liabilities	33,876,401	24,471,638

Long-term debt and capital leases	478,200	1,111,118
Other long-term liabilities	501,561	2,470,311

Total liabilities	34,856,162	28,053,067

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,119,172 and 6,468,754 shares issued and outstanding	7,120	6,470
Additional paid-in capital	39,342,355	36,481,755
Accumulated deficit	(7,902,880)	(9,910,002)

Total stockholders’ equity	31,446,595	26,578,223

Total liabilities and stockholders’ equity	$66,302,757	$54,631,290

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2002 and 2001

	2002	2001
Revenues	$271,287,988	$177,713,064

Cost of goods sold	263,775,382	172,181,663

Gross profit	7,512,606	5,531,401

Selling, general and administrative expenses	5,388,633	5,163,124
Amortization expense	135,010	2,614,514
Depreciation expense	245,280	247,868
Impairment of assets	—	4,439,749

Total operating expenses	5,768,923	12,465,255

Operating income (loss)	1,743,683	(6,933,854)

Other income (expense):
Interest income	63,553	255,374
Other income and expenses, net	98,612	(13,861)
Interest expense	(1,002,274)	(1,124,242)

Total other expense	(840,109)	(882,729)

Income (loss) before income tax benefit	903,574	(7,816,583)

Income tax benefit	1,103,548	—

Net income (loss)	$2,007,122	$(7,816,583)

Net income (loss) per common share—basic	$0.29	$(1.22)

Net income (loss) per common share—diluted	$0.28	$(1.22)

Weighted average shares outstanding—basic	7,034,969	6,419,950

Weighted average shares outstanding—diluted	7,234,024	6,419,950

See accompanying notes to consolidated financial statements.

DRUGMAX, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended March 31, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at April 1, 2000	$6,202	$34,079,957	$(2,093,419)	$31,992,740

Issuance of 217,255 shares for acquisition of Valley Drug Co.	217	2,199,490	—	2,199,707

Issuance of 50,000 shares to Utendahl Capital Partners LP	50	196,825	—	196,875

Issuance of 1,000 shares	1	5,483	—	5,484

Net loss	—	—	(7,816,583)	(7,816,583)

Balances at March 31, 2001	6,470	36,481,755	(9,910,002)	26,578,223

Issuance of 500,000 shares to Dynamic Health Products, Inc.	500	1,968,250	—	1,968,750

Issuance of 125,418 shares for acquisition of Penner & Welsch, Inc.	125	749,875	—	750,000

Issuance of 25,000 shares for non-compete agreement	25	142,475	—	142,500

Net income	—	—	2,007,122	2,007,122

Balances at March 31, 2002	$7,120	$39,342,355	$(7,902,880)	$31,446,595

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,007,122	$(7,816,583)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	380,290	2,862,382
Impairment of assets	—	4,439,749
Bad debt expense	35,757	99,044
Loss on disposal of assets	5,303	13,861
Increase in net deferred income tax asset	(1,103,548)	—
Expense on issuance of common stock	—	202,359
Changes in operating assets and liabilities:
Increase in accounts receivable	(385,375)	(7,378,704)
Increase in inventory	(9,270,331)	(2,587,278)
Decrease/(increase) in due from affiliates	2,363	(12,297)
Increase in prepaid expenses and other current assets	(29,175)	(671,211)
Decrease/(increase) in other assets	105,662	(159,888)
Decrease in shareholder notes receivable	—	70,000
Decrease in notes receivable	—	37,614
(Increase)/decrease in deposits	(31,072)	2,222
Increase in accounts payable	2,396,293	4,317,028
Decrease in accrued expenses and other current liabilities	(3,074)	(262,579)

Net cash used in operating activities	(5,889,785)	(6,844,281)

Cash flows from investing activities:
Purchases of property and equipment	(68,250)	(111,576)
Proceeds from sale of property and equipment	2,660	—
Investment in MorepenMax, Inc.	(49,000)	—
Cash paid for acquisitions, net	(488,619)	(1,757,481)

Net cash used in investing activities	(603,209)	(1,869,057)

Cash flows from financing activities:
Increase in restricted cash	—	(2,000,000)
Net change under revolving line of credit agreements	6,985,078	5,339,402
Increase in deferred financing costs	(50,500)	(276,466)
Payments of long-term debt and capital leases	(663,878)	(1,974,281)
Proceeds from issuance of note payable	—	2,000,000
(Payments to)/ proceeds from affiliates—net	(46,720)	40,941

Net cash provided by financing activities	6,223,980	3,129,596

Net decrease in cash and cash equivalents	(269,014)	(5,583,742)

Cash and cash equivalents at beginning of year	436,387	6,020,129

Cash and cash equivalents at end of year	$167,373	$436,387

Supplemental disclosures of cash flows information:
Cash paid for interest	$996,276	$1,045,062

Cash paid for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:

In April 2000, DrugMax, Inc. purchased all of the capital stock of Valley Drug Company for $1,757,481 in cash and 217,255 shares of Company common stock (fair value of $2,199,707). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired		$14,059,822
Cash and stock issued for Valley capital stock		3,957,188

Liabilities assumed		$10,102,634

In December 2000, DrugMax, Inc. issued 50,000 shares of Company common stock to Utendahl Capital Partners, L.P., in connection with the termination agreement as lead managing underwriter for a proposed offering.		$196,875

In January 2001, DrugMax, Inc. issued 1,000 shares of Company common stock		$5,484

In July 2001, the Company released from escrow 500,000 shares of common stock (fair value of $1,968,750) due to Dynamic Health Products, Inc., earned through the contingent consideration clauses in conjunction with the acquisition of Becan Distributors, Inc.	$1,968,750

In October 2001, the Company purchased substantially all the assets of Penner & Welsch, Inc. for $488,619 cash, 125,418 shares of the Company’s common stock (fair value of $750,000), and $1,604,793 in forgiveness of debt owed to the Company. The Company also issued 25,000 shares of stock (fair value of $142,500) in conjunction with a non-compete agreement. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$3,090,058
Cash and stock issued for acquisition	1,381,119
Forgiveness of debt owed to the Company	1,604,793

Liabilities assumed	$104,146

Conversion of accounts receivable to notes receivable	$740,281

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 1—BUSINESS

The Company is primarily a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, and nutritional supplements. The Company serves the nation’s independent and small regional chain pharmacies, institutions, and alternate care facilities through its distribution centers in Pennsylvania, Ohio, and Louisiana, and has licenses to ship to all 50 states and Puerto Rico.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DrugMax, Inc. (formerly known as DrugMax.com, Inc., Nutriceuticals and NuMed) and its wholly-owned subsidiaries, Discount Rx, Inc. (“Discount”), Valley Drug Company (“Valley”) and its wholly-owned subsidiary Valley Drug Company South (“Valley South”), Desktop Ventures, Inc., and Desktop Media Group, Inc. (“Desktop”); and its 70% owned subsidiary VetMall, Inc. (“VetMall”), (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated.

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

Fiscal Year

The Company’s fiscal year end is March 31. References to years relate to fiscal years rather than calendar years, unless otherwise stated.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Restricted Cash

Restricted cash includes amounts restricted as collateral for the credit facility with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon Bank N.A. (“Mellon”).

Accounts Receivable

Accounts receivable are due primarily from independent pharmacies from traditional distribution channels and from companies and pharmacies through e-commerce business.

Investments

On August 31, 2001, the Company reached an initial agreement with India-based Morepen Laboratories Ltd. (“Morepen”), to form a joint venture company, and on September 10, 2001, MorepenMax, Inc, (“MorepenMax”), a Florida corporation, was formed. Morepen is the 51% majority shareholder of MorepenMax. On March 22, 2002, the Company funded its investment of $49,000 in MorepenMax, representing its 49% interest. MorepenMax plans to utilize the Morepen facilities to develop low-cost generic pharmaceuticals in the United States. The Company will be the exclusive distributor throughout the United States of the products developed by MorepenMax. This investment is accounted for under the equity method and is included in other assets.

Inventory

Inventory is stated at the lower of cost of market. Cost is determined using the first-in, first-out basis of accounting. Inventories at March 31, 2002 and 2001 consist of legend and generic drugs and nutritional supplements for resale.

Property and Equipment

Property and equipment is stated at depreciated cost. A provision for depreciation is computed using the straight-line method over the estimated useful lives ranging from three to fifteen years.

Maintenance and repairs are charged to operations. Additions and betterments which extend the useful lives of property and equipment are capitalized. Upon retirement or disposal of the operating property and equipment, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in operations.

Goodwill

The excess of cost over the fair value of net assets acquired (goodwill) relates to the acquisitions discussed in Note 3. Prior to April 1, 2001, the excess of cost over net assets acquired was amortized over 15 years for acquisitions of Becan, Discount, and Valley using the straight-line method. Accumulated amortization totaled approximately $2,225,000 at March 31, 2001. Goodwill relating to the acquisitions of Desktop and VetMall was assigned a life of 5 years and amortized for eleven months of the fiscal year ended March 31, 2001 on straight-line method. An impairment of goodwill was recorded in March 2001 relative to the remaining goodwill for both Desktop and VetMall (see Note 4).

As of April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Upon adoption, the Company performed the transitional impairment test and determined that no impairment of goodwill existed. Management will perform the required annual impairment test during the second quarter in conjunction with its budgeting process, unless indicators of impairment are present and suggest earlier testing is warranted.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

	For the Year Ended March 31, 2002	For the Year Ended March 31, 2001
Reported net income (loss)	$2,007,122	$(7,816,583)
Add: Goodwill amortization, net of income tax	—	2,550,166

Adjusted net income (loss)	$2,007,122	$(5,266,417)

Basic earnings (loss) per common share
Reported net income (loss)	$0.29	$(1.22)
Goodwill amortization, net of income tax	—	.40

Adjusted net income (loss)	$0.29	$(.82)

Diluted earnings (loss) per common share
Reported net income (loss)	$0.28	$(1.22)
Goodwill amortization, net of income tax	—	.40

Adjusted net income (loss)	$0.28	$(.82)

Deferred Financing Costs

In conjunction with the closing of the Mellon credit facility in October 2000, and the loan modification agreement executed October 2001 with Standard (see Note 9), the Company capitalized approximately $390,000 in financing costs incurred in obtaining the loans. These costs are being amortized over three years, the life of the term loans, under the effective interest rate method. Amortization of deferred financing costs was $119,957 and $64,254 for the years ended March 31, 2002 and 2001, respectively. Accumulated amortization of deferred financing costs was $174,948 and $54,991 at March 31, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

Periodically, when indicators of impairment are present, the Company evaluates the recoverability of the net carrying value of its property and equipment and its amortizable intangible assets by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. As a result of management’s analysis, and using the best information available, in the fourth quarter of the fiscal year ended March 31, 2001, the Company recorded an impairment of assets comprised of goodwill and software associated with the acquisitions of Desktop and VetMall in March 2000 (see Note 4.) Additionally, during the fourth quarter of 2001, management determined that approximately $457,000 of costs, incurred and capitalized, relative to the secondary offering of common stock which was cancelled by the Company, had no future value. As such, a charge related to the write off of these assets is included in impairment of assets in the consolidated statement of operations for the year ended March 31, 2001.

Income Taxes

The Company has adopted SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the year. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the year, adjusted for the dilutive effect of options and warrants, using the treasury stock method. Diluted EPS for the year ended March 31, 2002 includes the effect of 199,055 dilutive common stock options. At March 31, 2002 and 2001, the Company had 705,500 and 290,300 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 350,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the years ended March 31, 2002 and 2001. These anti-dilutive shares could potentially dilute the basic EPS in the future.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25.

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

Advertising and Sales Promotion Costs

Advertising costs are charged to expense as incurred. Advertising expense totaled approximately $59,000 and $131,000 for fiscal years ended March 31, 2002 and 2001, respectively.

Revenue Recognition

The Company recognizes revenue on its core distribution segment when goods are shipped and title or risk of loss resides with unaffiliated customers or when services are provided. Rebates and allowances are recorded in the period they are received from the vendor or manufacturer unless such rebates and allowances are reasonably estimable at the end of a reporting period. The Company records chargeback credits due from its vendors in the period when the sale is made to the customer which is eligible for contract pricing from the manufacturer.

Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to 2002 presentation.

New Accounting Standards

SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities” (“SFAS No. 133”), is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 did not have an impact on the financial position, results of operations, or cash flows of the Company.

On June 29, 2001, SFAS No. 141, “Business Combinations” (“SFAS No. 141”) was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not have an impact on the results of operations or financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and will be effective for the Company on April 1, 2002. The Company is assessing the impact, if any, SFAS No. 144 will have on the consolidated financial statements.

NOTE 3—ACQUISITIONS

On April 19, 2000, DrugMax Acquisition Corporation (“Buyer”), a wholly owned subsidiary of the Company, Valley, Ronald J. Patrick (“Patrick”) and Ralph A. Blundo (“Blundo” and together with Patrick, the “Sellers”) signed a Merger Purchase Agreement (the “Agreement”). In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company’s common stock and cash in the amount of $1.7 million. In addition, the Sellers deposited 22,666 shares of the Company’s common stock with an escrow agent (the “Holdback Shares”). Based on audited financial statements of Valley as of April 19, 2000, the stockholders’ equity amounted to $400,667, which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares have been returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly $3.6 million of goodwill was recorded. Prior to April 1, 2001, goodwill was amortized over a fifteen (15) year period.

On April 18, 2000, Valley loaned the Sellers $170,000, of which $100,000 is outstanding at March 31, 2002, to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These interest-free notes receivable are to be repaid upon the Sellers’ sale of Company common stock, which is restricted stock subject to a holding period that ended on April 19, 2001.

On October 25, 2001, Discount purchased substantially all of the net assets of Penner & Welsch, Inc. (“Penner”), a wholesale distributor of pharmaceuticals based in Louisiana, pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001 (“the Agreement”). Penner was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court Eastern Division of Louisiana. Prior to this acquisition, commencing in September 2000, the Company managed the day-to-day operations of Penner, in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. The Company recorded management fees of approximately $364,000 and $550,000 from Penner for the years ended March 31, 2002 and 2001, respectively. During the management period, the Company provided Penner with a collateralized revolving line of credit for the sole purpose of purchasing inventory from the Company. Pursuant to the Agreement, Penner received an aggregate of 125,418 shares of restricted common stock of the Company, valued at $5.98 per share, cash in the amount of $488,619, and forgiveness of $1,604,793 in trade accounts payable and management fees owed to Discount. The Agreement, including the nature and amount of the consideration paid to Penner, was negotiated between the parties and, on October 15, 2001, was approved by the US Bankruptcy Court, Eastern Division of Louisiana.

On October 19, 2001, the Company entered into an Employment Agreement with Gregory M. Johns (“Johns”), former owner of Penner, for an annual salary of $125,000, payable bi-weekly for an initial term of three years, through October 18, 2004, renewable for subsequent terms of one year thereafter. In accordance with the Employment Agreement, the Company agreed to issue a total of 100,000 employee non-qualified stock options (the “Options”) to Johns at a price of $8.00 per share contingent upon the attainment of gross profit goals by Discount over the three year term of the Employment Agreement. The Options, provided the goals are attained, would be issued one third of the total 100,000 each year for three years, and would be issued within sixty days of each anniversary date of the Employment Agreement. In conjunction with the Employment Agreement, on October 19, 2001, Johns executed a Restrictive Covenants Agreement and Agreement Not to Compete (“Non Compete Agreement”) with the Company. The Non Compete Agreement constrains Johns during the minimum three year term of the Employment Agreement in addition to a period of one year following his termination. In consideration for Johns’ execution of the Non Compete Agreement, the Company issued to Johns 25,000 shares of common stock of the Company, with a fair market value of $142,500. The cost of the Non Compete Agreement was recorded as an intangible asset and is being amortized over a four year period.

The business combinations of Valley and Penner were accounted for by the purchase method of accounting. The results of operations of the above named businesses are included in the consolidated financial statements from their respective purchase dates. The Company acquired the following assets and liabilities (net of cash received from Valley of $53,207 for fiscal year ended March 31, 2001) in the above business combinations:

	For the Year Ended March 31, 2002	For the Year Ended March 31, 2001
Accounts receivable	$1,180,756	$3,478,637
Inventory	717,954	6,690,636
Property and equipment	670,000	67,146
Other assets	94,391	266,380
Intangible assets	291,914	—
Goodwill	135,043	3,557,023
Assumption of liabilities	(104,146)	(10,102,634)

Net value of purchased assets	2,985,912	3,957,188
Forgiveness of trade payables and management fees	(1,604,793)	—
Value of common stock issued	(892,500)	(2,199,707)

Cash paid for acquisitions	$488,619	$1,757,481

The unaudited pro forma effect of the acquisitions of Valley and Penner on the Company’s revenues, net income (loss) and net income (loss) per basic and diluted share, had the acquisitions occurred on April 1, 2000 is as follows:

	For the Year Ended March 31, 2002	For the Year Ended March 31, 2001
Revenues	$273,944,559	$217,364,674
Net loss	($22,483)	($11,610,772)
Basic and diluted net loss per share	$0.00	($1.77)

The proforma information for the fiscal years ended March 31, 2002 and 2001 has been presented after the elimination of revenues and net income derived from the sales to Penner by Discount prior to the acquisition. In addition, the proforma information for the fiscal years ended March 31, 2002 and 2001 has been presented after the elimination of non-recurring charges from the Penner operations as follows:

	For the Year Ended March 31, 2002	For the Year Ended March 31, 2001
Management fees	$547,220	$824,288
Trustee fees	25,000	25,000
Legal fees	160,577	174,605

NOTE 4—IMPAIRMENT OF ASSETS

Since the acquisitions of Desktop and VetMall, management has been faced with substantial changes to the original business plans. The offices of Desktop and VetMall were relocated from Dallas, Texas to the Company’s corporate office facilities in Largo, Florida during August 2000. The primary function of Desktop is to design and develop customized Internet solutions for businesses and to a greater extent to continue to design, develop and maintain the VetMall web site. The amount of transition expense, loss of customer base, and problems with the web site and the delay of its startup, are all factors which contributed to a negative cash flow for the twelve months ending March 31, 2001. Although management has made improvements to the VetMall web site, there are no current plans for operations which would generate a positive cash flow.

During the fourth quarter of the fiscal year ended March 31, 2001, the Company reassessed the value of the goodwill and property, equipment and software recorded by the Company as a result of the acquisitions of Desktop and VetMall. Prior to that reassessment, the unamortized balances of the goodwill and real assets consisted of $4,748,100 of goodwill, and $462,300 of acquired property, equipment and software. Management assessed the value of the related goodwill and property, equipment and software and concluded that the carrying value exceeded the fair value of the assets. In determining the fair value of the impaired assets, management assumed that there would be no future cash flows from the acquired Desktop and VetMall businesses. Based on the lack of future cash flows and an estimated fair value of zero, management concluded that an impairment of goodwill and certain software existed. Management determined that the remaining acquired property, equipment and software would be deployed within the Company; therefore, no impairment of these assets existed. The economic factors indicated above caused management to revise downward its estimates of future cash flows from current and future revenues associated with the Desktop and VetMall businesses. As a result of management’s analysis, and using the best information available, management recorded impairment of asset charges of $3,877,580 in goodwill and $105,424 for software, during the fourth quarter of fiscal 2001. Additionally, the Company determined that approximately $456,700 capitalized in fiscal year 2001, which related to a delayed secondary offering of securities, had no future value and because market conditions were not conducive to a successful secondary offering of securities (see Note 12), the Company wrote off these costs in the fourth quarter of fiscal 2001.

The Company’s analysis of the information available has not identified any impairment losses with respect to long-lived assets for the fiscal year ended March 31, 2002.

NOTE 5—PROPERTY AND EQUIPMENT

At March 31, 2002 and 2001 property and equipment consist of the following:

	2002	2001
Furniture, equipment and vehicles	$733,690	$246,848
Computer software	646,561	411,906
Leasehold improvements	67,928	68,301

Total	1,448,179	727,055
Accumulated depreciation and amortization	(458,258)	(222,149)

Property and equipment, net	$989,921	$504,906

Depreciation expense for the years ended March 31, 2002 and 2001 was $245,280 and $247,868, respectively.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the fiscal year ended March 31, 2002, are as follows:

Balance as of March 31, 2001	$25,179,255
Goodwill acquired	135,043

Balance as of March 31, 2002	$25,314,298

The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that segment.

The following table reflects the components of other intangible assets:

	March 31, 2002		March 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non compete agreement	$142,500	$15,000	$—	$—
Domain name	200	200	200	156

Total	$142,700	$15,200	$200	$156

Non-amortizable intangible assets:
Domain name	$149,414	$—	$—	$—

Amortization expense for the fiscal years ended March 31, 2002 and 2001 was $15,044 and $2,550,260, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ended March 31	Amount
2003	$36,000
2004	36,000
2005	36,000
2006	19,500

NOTE 7—NOTES RECEIVABLE

On March 28, 2002, the Company arranged a note maturing on March 31, 2007 with one of its customers for an account receivable. The note bears interest at 6%, is collateralized by the customer’s accounts receivable and inventory, and requires any subsequent charges after the date of the note to be paid currently in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2002 was $329,012, of which $65,520, representing the portion due within one year, is included in other current assets.

On March 28, 2002, the Company arranged a note maturing on March 31, 2007 with one of its customers for an account receivable. The note bears interest at 6%, is unsecured, and requires any subsequent charges after the date of the note to be paid currently in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2002 was $411,269, of which $67,344, representing the portion due within one year, is included in other current assets.

NOTE 8—INCOME TAXES

The provision for income taxes (benefit) consists of the following for the year ended March 31, 2002:

	Federal	State	Total
Current	$—	$—	$—
Deferred	(950,084)	(153,464)	(1,103,548)

Total	$(950,084)	$(153,464)	$(1,103,548)

The provision for income taxes (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes for 2002 as follows:

Rate Reconciliation	Amount	Effective Rate
Statutory federal rate	$307,215	34.00%
State income taxes	33,656	3.72%
Other	14,081	1.56%
Change in valuation allowance	(1,458,500)	(161.41%)

	$(1,103,548)	(122.13%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities, net of valuation allowance, as of March 31, 2002 and 2001 are as follows:

	2002	2001
Net operating losses	$607,258	$926,000
Net operating losses—acquired	190,384	416,000
Use of cash basis method of accounting for income tax purposes	(128,500)	(193,500)
Uniform capitalization of inventory cost	244,306	—
Basis difference in property and equipment	(32,627)	—
Bad debt and other accruals	222,726	310,000

Net deferred income tax assets	1,103,548	1,458,500
Valuation allowance	—	(1,458,500)

Net deferred income tax asset after valuation allowance	$1,103,548	$—

The net operating loss and acquired tax loss carry forward benefits expire in various years beginning 2020. Due to the Company’s acquisition of Desktop, the Company’s ability to utilize the acquired net operating loss carry forward of $500,000 will be limited by IRS Section 382 to $113,000 per year.

SFAS No. 109 requires a valuation allowance to reduce the deferred income tax assets reported, if based on the weight of the evidence, it is more likely than not that a portion or all of the deferred income tax assets will not be realized. As such, a valuation allowance of $1,458,500 was established at March 31, 2001.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management evaluated the scheduled reversal of deferred income tax liability, the Company’s profitability for the year ended March 31, 2002, the Company’s business model, and future earnings projections, and believes the evidence indicates that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset; therefore, the Company recognized the full $1,458,500 deferred income tax asset, offset by current year deferred income tax expense of $354,952, for a net deferred income tax benefit of $1,103,548 for the year ended March 31, 2002.

NOTE 9—DEBT

On March 17, 2000, the Company signed a $1,000,000 line of credit agreement with First Community Bank of America. Terms of the agreement provided for interest to be charged at 1% over the rate of interest paid on the Company’s $1,000,000 certificate of deposit held by First Community Bank of America and used to collateralize the loan facility. The balance on the line of credit became due on October 1, 2000. On November 6, 2000, documents were executed to extend the line of credit agreement for an additional six-month period with a due date of April 1, 2001. The First Community Bank of America certificate of deposit matured on March 15, 2001, and on March 19, 2001, was used to satisfy the line of credit agreement.

In March 2000, the Company entered into a line of credit agreement with Merrill Lynch. The line of credit enabled the Company to borrow a maximum of $5,000,000 with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility.

On October 24, 2000, the Company obtained from Mellon a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard, increasing the line to $23 million. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. The interest rate on the term loan at March 31, 2002 was 6.0%. The revolving credit facility bears interest at the floating rate of 0.25% per annum above the base rate. The interest rate on the revolving credit facility at March 31, 2001 was 4.75%. Loan costs of approximately $390,000 were capitalized and are being amortized over the life of the term loan. The outstanding balances on the revolving line of credit and term loan were $18,929,575 and $1,117,866, respectively, as of March 31, 2002. The availability on the line of credit at March 31, 2002 was approximately $.6 million. In conjunction with the closing of the credit facility, the Company deposited $2 million in a restricted account with Mellon. The credit facility prohibits the payment of dividends.

On June 6, 2002, the Company executed a Third Amendment and Modification to Loan and Security Agreement (the “Amended Agreement”) with Standard modifying the original Mellon line of credit. The Amended Agreement permits the Company to exceed the calculated line availability, by an amount of up to $2,000,000 (the “out-of-formula advance”), for the period commencing June 5, 2002 through August 5, 2002, unless cancelled upon request by the Company prior to August 5, 2002. However, at no time shall the total line of credit be advanced beyond $23,000,000. Loan modification costs of approximately $40,000 will be capitalized and amortized over the remaining life of the note. The Amended Agreement sets forth that if the Company has out-of-formula advances outstanding, then it will incur interest on the entire principal balance of the line of credit at the rate of one percent over the base rate until the out-of-formula advances are paid in full. The Amended Agreement also provides that the Company’s borrowing base include the excess of the restricted cash account over the outstanding principal balance of the existing term loan. The Amended Agreement modified the financial covenants imposed on the Company’s net income, net worth and working capital ratios through March 31, 2004. After the Amended Agreement, the Company was in compliance with the fiscal year net income and ratio covenants; however, the Company was not in compliance with the net income for the fourth quarter and net worth covenants at March 31, 2002. On June 27, 2002, Standard provided an amendment modifying the covenants in the Loan and Security Agreement to achieve loan compliance at March 31, 2002. The amendment modifies the net income covenant for the fourth quarter ended March 31, 2002, and the net worth covenant commencing March 31, 2002 through June 29, 2002. All other loan provisions will remain in effect.

On June 12, 2002, Jugal K. Taneja (“Taneja”), Chairman of the Board, CEO and a Director of the Company, executed an Amended and Restated Continuing Unconditional Guaranty (the “guaranty”) in favor of Standard, which replaced a Continuing Unconditional Guaranty dated May 30, 2002. The guaranty provides Standard with Taneja’s unconditional guaranty for any out-of-formula advances against the line of credit.

NOTE 10—COMMITMENTS AND CONTINGENCIES

On February 15, 2000, the Company entered into an Agreement with Purchasepro.com, Inc. (“PPRO”) wherein PPRO was to design and develop a “sell-side” private e-marketplace, powered by PPRO, labeled to include the marks and logos of the Company. PPRO’s development and unlimited buyer license fee for private e-marketplace was to be issued in the form of 200,000 of the Company’s warrants.

The “sell-side” private e-marketplace project with PPRO is inactive; a termination agreement has been drafted and no warrants will be issued.

Leases

The Company has operating leases for facilities that expire at various dates through 2007. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

The Company leases computer and office equipment with original lease terms ranging from three to five years. These leases expire at various dates through fiscal 2007.

The Company leases vehicles for delivery and sales purposes with original lease terms ranging from one to five years. These leases expire at various dates through fiscal 2006.

The Company has capital leases on office and warehouse equipment each with original lease terms of five years. These capital leases expire at various dates during fiscal 2006.

Future minimum lease payments, by year and in aggregate under non-cancelable leases that have initial or remaining terms in excess of one year, are as follows:

Year Ending March 31	Operating Leases	Capital Leases
2003	$314,027	$14,163
2004	287,393	14,163
2005	202,142	14,163
2006	184,729	3,835
2007 and thereafter	97,995	—

Total payments	$1,086,286	46,324

Less amount representing interest		(9,306)

Total present value of minimum lease payments		$37,018

Total rent expense for the years ended March 31, 2002 and 2001 was approximately $226,000 and $177,700, respectively.

Litigation

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. At March 31, 2002, no warrants had been issued to GAF. As of June 27, 2002, GAF had not instituted any legal proceedings against the Company, and the Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the

Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp., in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT Capital Corp. filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2002 should have a material adverse impact on its financial position, results of operations, or cash flows.

NOTE 11 – EMPLOYEE BENEFIT PLAN

In January 2002, the Company adopted the DrugMax, Inc. 401(k) Plan (the “401(k) Plan”). Full time employees are eligible to participate in the 401(k) Plan beginning the next quarterly enrollment date after completion of one year of employment with the Company. Eligible employees may contribute up to $11,000 of their annual compensation on a pre-tax basis for the 2002 401(k) Plan year. Participant contributions are immediately vested. In addition, under the terms of the 401(k) Plan, for each plan year, the Company may contribute an amount of matching contributions determined by the Company at its discretion. Participants become vested in the Company matching contributions over a six-year period. The Company made no contributions in the fiscal year ended March 31, 2002.

NOTE 12—STOCK AND BENEFIT PLANS

Offering

On November 1, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 2,000,000 shares of the Company’s common stock. Utendahl Capital Partners, L.P. (“Utendahl”) was contracted to act as lead managing underwriter of the proposed offering. However, on December 29, 2000, the Company and Utendahl agreed to terminate their agreement and Utendahl received 50,000 shares of the Company’s common stock, valued at $3.9375 per share, for full release of the agreement.

The total costs incurred by the Company were approximately $456,700, and were capitalized during the third quarter of 2001. During the fourth quarter of 2001, management determined that market conditions were not conducive to a successful secondary offering of securities and cancelled the registration. As such, all costs incurred and capitalized, relative to this offering, were expensed as an impairment of assets during 2001. On October 30, 2001, the Company filed Form RW with the Securities and Exchange Commission requesting consent to withdraw the Company’s Registration Statement on Form SB-2.

Warrants

In connection with an offering on November 22, 1999, and as additional compensation to the underwriters, the Company issued warrants for the purchase of 150,000 shares of common stock. The warrants are exercisable, in whole or in part, between the first and fifth years, at an exercise price of $16.50. The underwriters shall have the option to require the Company to register the warrants and/or the common stock underlying the warrants. The warrants had an estimated fair market value of approximately $839,000 on the date of issuance, determined under the Black-Scholes Model, assuming an expected life of 5 years, a risk-free interest rate of 6.56%, expected volatility of 75%, and no dividends. This amount is included in additional paid in capital along with other issuance costs of the offering.

On January 23, 2000, the Company granted a director of the Company, a three-year warrant to purchase 200,000 shares of common stock at an exercise price of $15.98, which approximates the 30-day weighted average of the stock price from January 23, 2000 to February 22, 2000. The warrants were immediately vested on January 23, 2000. The grant was made as a result of the director acting as a guarantor of the $5,000,000 Merrill Lynch line of credit. The warrants had an estimated fair value of approximately $1,625,000, which was determined using the Black-Scholes Model, assuming an expected life of 3 years, a risk-free interest rate of 6.63%, expected volatility of 75%, and no dividends. No compensation expense was recognized because the warrants were issued to a director.

Stock Options

In August 1999, the Company’s Board of Directors adopted a stock option plan (the “Plan”), which was approved by the Company’s shareholders at its annual meeting in August 2000. The Plan provides for the grant of incentive and nonqualified stock options to key employees, including officers, directors and consultants of the Company. Under the provisions of the Plan, all options, except for incentive options granted to “greater-than-10%-stockholders,” have an exercise price equal to the fair market value on the date of the grant and expire no more than ten years after the grant date. The exercise price of incentive options issued to “greater-than-10%-stockholders” shall not be less than 110% of the fair market value of the common stock on the date of the grant, and such options shall expire five years after the date of the grant. During the years ended March 31, 2002 and 2001, no stock options were issued to consultants. At March 31, 2002, options to acquire up to 1,400,000 shares of common stock may be granted pursuant to the Plan.

Stock option activity is summarized as follows:

Incentive and Non-Qualified Stock Options	Number of Shares	Weighted Average Exercise Price

Outstanding March 31, 2000	261,800	$13.08

Granted	75,000	11.69
Forfeited	(46,500)	13.53

Outstanding March 31, 2001	290,300	12.65

Granted	950,700	4.13
Forfeited	(21,900)	6.05

Outstanding March 31, 2002	1,219,100	6.13

Outstanding options under the Plan vest over a one- to three-year period. As of March 31, 2002, 636,533 options with a weighted average exercise price of $7.13 were exercisable. The following is a summary of stock options outstanding and exercisable as of March 31, 2002.

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Options Exercisable
$10.00	10,000	7.59	10,000
13.00	178,800	7.76	126,533
14.30	50,000	2.76	50,000
11.38	7,500	8.09	2,500
10.88	30,000	8.18	10,000
7.00	7,500	8.43	2,500
3.50	613,600	9.01	187,500
5.70	900	9.29	—
5.00	207,500	9.44	207,500
5.75	40,000	4.55	40,000
6.05	73,300	9.67	—

	1,219,100		636,533

Remaining non-exercisable options as of March 31, 2002 become exercisable as follows:

2003	234,040
2004	181,764
2005	166,763

582,567

In January 2000, the Company granted 50,000 options to Stephen M. Watters, a greater-than-10%-stockholder and director of the Company, at an exercise price of $14.30, which was 110% of the fair market value of the stock on the date of the grant. Such options expire 5 years from the date of the grant.

The Company applies APB Opinion No. 25 in accounting for its warrants and stock options. Accordingly, no compensation cost has been recognized for the warrants and options granted to employees and directors because the exercise price equaled or exceeded the fair market value on the date of the grant. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and net income (loss) per share would have been as follows for the years ended March 31, 2002 and 2001:

	2002	2001
Net income (loss), as reported	$2,007,122	$(7,816,583)
Net loss, pro forma	$(573,497)	$(9,174,766)
Net income (loss) per common share-basic, as reported	$0.29	$(1.22)
Net loss per common share-basic, pro forma	$(0.08)	$(1.43)
Net income (loss) per common share-diluted, as reported	$0.28	$(1.22)
Net loss per common share-diluted, pro forma	$(0.08)	$(1.43)

The weighted-average fair value of options granted for the years ending March 31, 2002 and 2001 was $2.77 and $10.11, respectively. The estimated fair value for the above options and warrants was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2002 and 2001:

	2002	2001
Dividend yield	0.00%	0.00%
Option term	5—10 years	10 years
Expected volatility	67%	85%
Risk-free interest rate	3.94%—5.31%	5.38%

NOTE 13—RELATED PARTY TRANSACTIONS

GO2 Pharmacy, Inc., a publicly traded company, formerly Innovative Health Products, Inc. (“GO2”), is a supplier of manufactured dietary supplements and health and beauty care products. Taneja is a Director and Chairman of the Board of GO2 and of the Company. In the fiscal years ended March 31, 2002 and 2001, the Company purchased approximately $5,200 and $220,000, respectively, of products for resale from GO2.

In April 2000, in connection with the acquisition of Valley, the Company loaned the sellers of Valley a total of $170,000 to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These are interest-free notes receivable and are to be repaid by Patrick, Chief Financial Officer of the Company, and Blundo, the President of Valley, upon their sale of the Company stock, which is restricted stock subject to a holding period which ended on April 19, 2001. At March 31, 2002 and 2001, the outstanding balance on the notes was $100,000.

Blundo, the President of Valley, and Patrick, the Chief Financial Officer of the Company, together are 2/3 owners of Professional Pharmacy Solutions, LLC (“PPS”), a pharmacy management company. Valley sells products to PPS under normal terms and conditions. During the fiscal years ended March 31, 2002 and 2001, the Company generated revenues of approximately $1.1 million for each year from PPS. The receivable balance due from PPS at March 31, 2002 and 2001 was approximately $590,000 and $200,000, respectively.

In October 2001, the Company executed a Commercial Lease Agreement (the “Lease”) with River Road Real Estate, LLC (“River Road”), a Florida limited liability company, to house the operations of Discount in St. Rose, Louisiana. The officers of River Road are Taneja, a Director, Chief Executive Officer, Chairman of the Board and a majority shareholder of the Company; William L. LaGamba, a Director, Chief Operating Officer, and the President of the Company; Stephen M. Watters, a Director of the Company; and Johns, an employee of the Company and the former owner of Penner. The Lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000 made to River Road by the Company. In the fiscal year ended March 31, 2002, the Company paid $90,000 to River Road, which was a charge to rent expense, in addition to the $15,000 security deposit.

NOTE 14—SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosures About Segments of Enterprise and Related Information,” which established standards for reporting information about a Company’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

During the fiscal year ended March 31,2001, the Company operated two industry segments: wholesale distribution and computer software development. During the fiscal year ended March 31, 2002, the Company did not operate the software development segment and has made the determination to concentrate on the Company’s core wholesale distribution businesses. The Company has determined that is has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in fiscal year 2002, and substantially all of consolidated revenues in fiscal year 2001.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.8% and 100.0% of gross revenues for the years ended March 31, 2002 and 2001, respectively. Foreign revenues were generated primarily from distribution to customers in Puerto Rico.

The following table presents distribution revenues from the Company’s only segment for each of the Company’s three primary product lines for the fiscal years ended March 31:

	2002	2001
Revenue from:
Branded pharmaceuticals	$252,526,812	$166,185,219
Generic pharmaceuticals	12,525,736	6,470,828
Over the counter and general	6,235,440	5,057,017

Total revenues	$271,287,988	$177,713,064

NOTE 15—MAJOR CUSTOMER CONCENTRATION

During the years ended March 31, 2002 and 2001, the Company’s 10 largest customers accounted for approximately 37% and 39%, respectively, of the Company’s net sales. The Company’s largest customer during fiscal 2002 accounted for approximately 13% of the Company’s net sales, and the Company’s largest customer in fiscal 2001, which was a different customer, accounted for approximately 16% of net sales.

NOTE 16—SUBSEQUENT EVENTS

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. The customer accounted for approximately $4.1 million, or 1.5%, of the gross revenue of the Company in the fiscal year ended March 31, 2002. The Company has an unconditional personal guaranty signed by the customer’s owner. On March 31, 2002, the outstanding accounts receivable balance from the customer was approximately $1 million, of which approximately $806,000 has subsequently been paid by the customer. Sales subsequent to March 31, 2002, and prior to the voluntary filing, created an accounts receivable balance of approximately $.9 million. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. Management believes the customer has adequate assets for the Company to recover the net outstanding debt of approximately $200,000 as of March 31, 2002. Management has made no provision in fiscal year 2002 for possible write down of the remaining accounts receivable.