Form 10-Q
period 2002-06-30
DRUGMAX INC
filed 2002-08-14
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from                to

Commission File Number 1-15445

DRUGMAX, INC.,

(Formerly DrugMax.com, Inc.)
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	34-1755390 (I.R.S. Employer Identification No.)

12505 Starkey Road, Suite A, Largo, Florida 33773
(Address of principal executive offices)

(727) 533-0431
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             As of July 31, 2002, there were 7,121,833 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

SIGNATURE PAGE	18

PART I — FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2002	March 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$145,077	$167,373
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,237,575 and $340,575	14,081,000	14,001,696
Inventory	15,273,734	20,682,439
Due from affiliates	22,836	23,498
Net deferred income tax asset - current	756,632	465,630
Prepaid expenses and other current assets	1,663,490	624,207

Total current assets	33,942,769	37,964,843

Property and equipment, net	937,912	989,921
Goodwill	25,314,298	25,314,298
Intangible assets, net	267,914	276,914
Shareholder notes receivable	100,000	100,000
Notes receivable	703,085	607,417
Net deferred income tax asset - long term	689,545	637,918
Deferred financing costs, net	202,585	215,477
Other assets	150,726	151,226
Deposits	41,567	44,743

Total assets	$62,350,401	$66,302,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,145,392	$13,844,766
Accrued expenses and other current liabilities	334,018	421,318
Credit lines payable	17,504,220	18,929,575
Current portion of long-term debt and capital leases	676,634	676,365
Due to affiliates	4,377	4,377

Total current liabilities	30,664,641	33,876,401

Long-term debt and capital leases	309,294	478,200
Other long-term liabilities	501,561	501,561

Total liabilities	31,475,496	34,856,162

Commitments and contingencies (Note F)
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,119,172 shares issued and outstanding	7,120	7,120
Additional paid-in capital	39,342,355	39,342,355
Accumulated deficit	(8,474,570)	(7,902,880)

Total stockholders’ equity	30,874,905	31,446,595

Total liabilities and stockholders’ equity	$62,350,401	$66,302,757

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2002	For the Three Months Ended June 30, 2001

Revenues	$63,103,819	$70,876,312
Cost of goods sold	61,122,993	69,075,023

Gross profit	1,980,826	1,801,289

Selling, general and administrative expenses	2,558,281	1,095,573
Amortization expense	41,893	28,353
Depreciation expense	73,915	49,820

Total operating expenses	2,674,089	1,173,746

Operating (loss) income	(693,263)	627,543

Other income (expense):
Interest income	26,251	23,285
Other income	9,356	—
Interest expense	(256,663)	(261,209)

Total other expense	(221,056)	(237,924)

(Loss) income before income tax benefit	(914,319)	389,619
Income tax benefit	342,629	494,030

Net (loss) income	$(571,690)	$883,649

Net (loss) income per common share - basic	$(0.08)	$0.13

Net (loss) income per common share - diluted	$(0.08)	$0.12

Weighted average shares outstanding - basic	7,119,172	6,968,754

Weighted average shares outstanding - diluted	7,119,172	7,107,201

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30, 2002	For the Three Months Ended June 30, 2001

Cash flows from operating activities:
Net (loss) income	$(571,690)	$883,649
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	115,808	78,173
Bad debt expense	909,800	—
Loss on disposal of assets	1,119	—
Increase in net deferred income tax asset	(342,629)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,190,301)	(3,536,295)
Decrease/(increase) in inventory	5,408,705	(275,155)
Decrease/(increase) in due from affiliates	662	(48)
Increase in prepaid expenses and other current assets	(981,142)	(432,702)
Decrease in other assets	500	—
Decrease in notes receivable	47,388	—
Decrease in deposits	3,176	80
(Decrease)/increase in accounts payable	(1,699,374)	279,376
(Decrease)/increase in accrued expenses and other current liabilities	(87,300)	28,473

Net cash provided by (used in) operating activities	1,614,722	(2,974,449)

Cash flows from investing activities:
Purchases of property and equipment	(25,780)	(7,208)
Proceeds from sale of property and equipment	2,754	—

Net cash used in investing activities	(23,026)	(7,208)

Cash flows from financing activities:
Net change under revolving line of credit agreements	(1,425,355)	2,907,869
Increase in deferred financing costs	(20,000)	—
Payments of long-term debt and capital leases	(168,637)	(166,667)
Payments to affiliates - net	—	(11,180)

Net cash (used in) provided by financing activities	(1,613,992)	2,730,022

Net decrease in cash and cash equivalents	(22,296)	(251,635)
Cash and cash equivalents at beginning of period	167,373	736,387

Cash and cash equivalents at end of period	$145,077	$484,752

Supplemental disclosures of cash flows information:
Cash paid for interest	$263,591	$268,449

Cash paid for income taxes	$—	$—

Supplemental Schedule of non-cash activities:
Conversion of accounts receivable to notes receivable	$201,197	$—

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2002 and 2001.

NOTE A-BASIS OF PRESENTATION

            The accompanying condensed consolidated financial statements include the accounts of DrugMax, Inc. (formerly known as DrugMax.com, Inc.) and its wholly-owned subsidiaries, Discount Rx, Inc. (“Discount”), Valley Drug Company (“Valley”) and its wholly-owned subsidiary Valley Drug Company South (“Valley South”), Desktop Ventures, Inc., and Desktop Media Group, Inc. (“Desktop”); and its 70% owned subsidiary VetMall, Inc. (“VetMall”), (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated.

            The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-KSB for the fiscal year ended March 31, 2002.

NOTE B – RECENTLY ISSUED AUTHORITATIVE GUIDANCE

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, and was effective for the Company on April 1, 2002. The adoption of SFAS No. 144 did not have an impact on the results of operations or financial position of the Company.

NOTE C – ACQUISITIONS

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

            On October 19, 2001, the Company entered into an Employment Agreement with Gregory M. Johns (“Johns”), former owner of Penner, for an annual salary of $125,000, payable bi-weekly for an initial term of three years, through October 18, 2004, renewable for subsequent terms of one year thereafter. In accordance with the Employment Agreement, the Company agreed to issue a total of 100,000 employee non-qualified stock options (the “Options”) to Johns at a price of $8.00 per share contingent upon the attainment of gross profit goals by Discount over the three year term of the Employment Agreement. The Options, provided the goals are attained, would be issued one third of the total 100,000 each year for three years, and would be issued within sixty days of each anniversary date of the Employment Agreement. In conjunction with the Employment Agreement, on October 19,

2001, Johns executed a Restrictive Covenants Agreement and Agreement Not to Compete (“Non Compete Agreement”) with the Company. The Non Compete Agreement constrains Johns during the minimum three year term of the Employment Agreement in addition to a period of one year following his termination. In consideration for Johns’ execution of the Non Compete Agreement, the Company issued to Johns 25,000 shares of common stock of the Company, with a fair market value of $142,500. The cost of the Non Compete Agreement was recorded as an intangible asset and is being amortized over a four-year period.

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

            The business combination of Penner was accounted for by the purchase method of accounting. The result of the operations of the acquired business is included in the consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the Penner acquisition:

Accounts receivable	$1,180,756
Inventory	717,954
Property and equipment	670,000
Other assets	94,391
Intangible assets	291,914
Goodwill	135,043
Assumption of liabilities	(104,146)

Net value of purchased assets	2,985,912
Forgiveness of trade payables and management fees	(1,604,793)
Value of common stock issued	(892,500)

Cash paid for acquisitions	$488,619

            The unaudited pro forma effect of the acquisition of Penner on the Company’s revenue, net income (loss) and net income (loss) per share, for the three months ended June 30, 2001 had the acquisition occurred on April 1, 2001 are as follows:

For the Three Months Ended June 30, 2001

Revenues	$72,695,428
Net loss	(15,432)
Basic and diluted net loss per share	0.00

            The proforma information for the three months ended June 30, 2001, has been presented after the elimination of revenues and net income derived from the sales to Penner by Discount prior to the acquisition. In addition, the proforma information for the three months ended June 30, 2001, has been presented after the elimination of non-recurring charges from the Penner operations as follows:

For the Three Months Ended June 30, 2001

Management fees	$312,501
Trustee fees	10,000
Legal fees	63,425

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

            The carrying value of goodwill did not change for the three months ended June 30, 2002. The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that segment.

            The following table reflects the components of other intangible assets:

	June 30, 2002		March 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Non compete agreement	$142,500	$24,000	$142,500	$15,000
Domain name	—	—	200	200

Total	$142,500	$24,000	$142,700	$15,200

Non-amortizable intangible assets:
Domain name	$149,414	$—	$149,414	$—

Amortization expense for the three months ended June 30, 2002 and 2001 was $9,000 and $26, respectively.

Estimated amortization expense for each of the fiscal years ended March 31 is as follows:

Amount

2003	$36,000
2004	36,000
2005	36,000
2006	19,500

NOTE E – INCOME TAXES

            The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Temporary differences giving rise to deferred income tax assets and liabilities primarily include certain accrued liabilities and net operating loss carry forwards. The provision for income taxes includes the amount of income taxes payable for the period as determined by applying the provisions of the current tax law to the taxable income for the period and the net change during the period in the Company’s deferred income tax assets and liabilities. The Company continually reviews the adequacy of the valuation allowance and recognized deferred income tax asset benefits only as reassessment indicated that it is more likely than not that the benefits will be realized.

            The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.5 million at March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001.    In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management evaluated the scheduled reversal of deferred income tax liability, the Company’s profitability for the year ended March 31, 2002, reviewed the Company’s business model, and future earnings projections, and believes the evidence indicates that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset; therefore, the Company recognized the full $1.5 million deferred income tax asset, offset by deferred income tax expense of $.4 million, for a net deferred income tax benefit of $1.1 million for the year ended March 31, 2002. As of June 30, 2002, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset.

            During the three months ended June 30, 2002, the Company recorded deferred income tax benefit of $342,629. During the three months ended June 30, 2001, the Company recognized a deferred income tax benefit of $494,030, which represented the reversal of $656,000 of the valuation allowance, offset by $162,000 deferred income tax expense.

NOTE F – COMMITMENTS AND CONTINGENCIES

            On October 24, 2000, the Company obtained from Mellon Bank N.A. (“Mellon”) a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving credit facility bears interest at the floating rate of 0.25% per annum above the base rate. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. In conjunction with the closing of the credit facility, the Company deposited $2 million in a restricted account with Mellon. The credit facility prohibits the payment of dividends. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon, increasing the line to $23 million. On June 6, 2002, the Company executed a Third Amendment and Modification to Loan and Security Agreement (the “Amended Agreement”) with Standard modifying the original Mellon line of credit. The Amended Agreement permitted the Company to exceed the calculated line availability, by an amount of up to $2 million (the “out-of-formula advance”), for the period commencing June 5, 2002 through August 5, 2002 (the “Repayment Date”), unless cancelled upon request by the Company prior to August 5, 2002. However, at no time shall the total line of credit be advanced beyond $23,000,000. The Amended Agreement also provided that the Company’s borrowing base include the excess of the restricted cash account over the outstanding principal balance of the existing term loan. The Amended Agreement modified the financial covenants imposed on the Company’s net income, net worth and working capital ratios through March 31, 2004. On August 2, 2002, the Company executed a letter amending the Amended Agreement which amended the Repayment Date as defined in the Amended Agreement from August 5, 2002 to September 5, 2002. The Company exercised the out-of-formula provision from May 28, 2002 through June 4, 2002, pursuant to the terms of the Amended Agreement. The Company did not request out-of-formula advances against the line of credit from June 5, 2002 through August 12 , 2002. On June 27, 2002, Standard provided an amendment modifying the covenants in the Loan and Security Agreement. The amendment modified the net worth covenant commencing March 31, 2002 through June 29, 2002. The Company was not in compliance with the net worth, working capital ratio, and quarterly net income covenants as of June 30, 2002. Standard has provided an amendment to amend the net worth, working capital ratio and quarterly net income (loss) covenants for the three months ended June 30, 2002 to achieve compliance. Loan costs for the original loan and subsequent amendments of approximately $420,000 were capitalized and are being amortized over the life of the term loan. The interest rate on the term loan was 6.0%, and the interest rate on the revolving credit facility was 4.75% at June 30, 2002. The outstanding balances on the revolving line of credit and term loan were $17,504,220 and $951,199, respectively, as of June 30, 2002. The availability on the line of credit at June 30, 2002 was approximately $1.5 million.

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

            In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp., in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT Capital Corp. filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company has made no provision in the accompanying condensed consolidated financial statements for resolution of this matter.

            The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. At June 30, 2002, no warrants had been issued to GAF. As of August 12, 2002, GAF had not instituted any legal proceedings against the Company, and the Company has made no provisions in the accompanying consolidated financial statements for resolution of this matter.

         The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2002 should have a material adverse impact on its financial position, results of operations, or cash flows.

NOTE G-SEGMENT INFORMATION

            The Company has adopted SFAS No. 131, Disclosures About Segments of Enterprise and Related Information, which established standards for reporting information about a Company’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

            The Company has determined that it has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in the three months ended June 30, 2002 and 2001.

            The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.8% of gross revenues for the three months ended June 30, 2002 and 2001. Foreign revenues were generated primarily from distribution to customers in Puerto Rico.

            The following table presents distribution revenues from the Company’s only segment for each of the Company’s three primary product lines for the three months ended June 30, 2002 and 2001:

	2002	2001

Revenue from:
Branded pharmaceuticals	$57,678,330	$66,290,200
Generic pharmaceuticals	3,702,515	2,851,462
Over the counter and general	1,722,974	1,734,650

Total revenues	$63,103,819	$70,876,312

NOTE H - EARNINGS PER SHARE

            Basic earnings per share (“EPS”) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. Diluted EPS for the three months ended June 30, 2001 includes the effect of 138,447 dilutive common stock options. At June 30, 2002 and 2001, the Company had 1,295,400 and 283,800 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 350,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three months ended June 30, 2002 and 2001. These anti-dilutive shares could potentially dilute the basic EPS in the future.

            A reconciliation of the number of shares of common stock used in calculation of basic and diluted net income (loss) per share is presented below:

	For the Three Months Ended June 30, 2002	For the Three Months Ended June 30, 2001

Basic shares	7,119,172	6,968,754
Additional shares assuming effect of dilutive stock options	—	138,447

Diluted shares	7,119,172	7,107,201

NOTE I - SIGNIFICANT EVENTS

            On April 15, 2002, the Company arranged a note maturing on December 1, 2005 with one of its customers for an account receivable. The note bears interest at 7%, is unsecured, and requires the customer to purchase at least $7,000 generic and $20,000 branded pharmaceuticals each month on COD terms, in addition to the repayment of the note balance. The outstanding balance on the note at June 30, 2002 was $183,405, of which $48,705, representing the portion due within one year, is included in other current assets.

            On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of a past due account receivable. The Company has an unconditional personal guaranty signed by the customer’s owner. On March 31, 2002, the outstanding accounts receivable balance from the customer was approximately $1 million, of which approximately $806,000 was subsequently paid by the customer. Sales subsequent to March 31, 2002, and prior to the voluntary filing, created an accounts receivable balance of approximately $897,000. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. During the three months ended June 30, 2002, the Company recorded an expense of $916,132 to establish the allowance for the account receivable balance and to accrue for the associated legal fees relative to the suit. The Company will continue to pursue all opportunities to collect the outstanding balance; however, it can make no assurances that any or all of the account receivable will be recovered.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements presented elsewhere in this Form 10-Q.

            Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by the Company, including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company’s strategies regarding growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; and (f) the Company’s ability to respond to changes in customer demands and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

            Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available, (vi) changes in the Company’s estimates and assumptions relating to its critical accounting policies; and (vii) the Company’s ability to integrate recently acquired businesses. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-KSB for the year ended March 31, 2002, as well as information contained in this Form 10-Q. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

For the Three Months Ended June 30, 2002 and 2001.

             Revenues. The Company generated revenues of $63.1 million and $70.9 million for the three months ended June 30, 2002 and 2001, respectively. The decline in revenues for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 reflects the net impact of several factors including the loss of a major vendor contract which accounted for approximately $3 million in revenues per quarter. The Company has concentrated its overall emphasis to promote the sales of its generic products, which traditionally produce a higher profit margin. Total revenues declined approximately 11% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001; however, gross margin increased from 2.5% to 3.1% for the same three month periods.

             Gross Profit. The Company achieved gross profit of $2.0 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively.

             Operating Expense. The Company incurred operating expenses of $2.7 million and $1.2 million for the three months ended June 30, 2002 and 2001, respectively. These expenses include various administrative, sales, marketing and other direct operating expenses of approximately $2.6 million and $1.1 million for the three months ended June 30, 2002 and 2001, respectively, and approximately $.1 million and $.08 million in combined amortization and depreciation expense for the three months ended June 30, 2002 and 2001, respectively. The percentage of operating expenses increased from 1.7% of gross revenues for the three months ended June 30, 2001, to 4.2% of gross revenues for the three months ended June 30, 2002. The increase in operating expense is due partially to the operations of Discount representing .8% of gross revenues, which prior to its acquisition of Penner had extremely low operating expenses. In addition, during the three months ended June 30, 2002, the Company established an allowance for an account receivable of $897,000 and accrued $19,132 for legal costs, which amounted to 1.5% of gross revenues.

             Interest expense . Interest expense was approximately $257,000 and $261,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease was due to more favorable interest terms under the Company’s revolving line of credit and term loan with Standard.

             Net income (loss) per share. EPS is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net loss per share for the three months ended June 30, 2002 was $.08 for both the basic and diluted shares, compared to a net income of $.13 and $.12 per basic and diluted shares, respectively, for the three months ended June 30, 2001. At March 31, 2001, the Company had a deferred income tax asset valuation allowance of approximately $1.5 million. During the three-month period ended June 30, 2001, the Company reduced the valuation allowance by $.5 million, and recorded deferred income tax expense of $.2 million, which provided the Company with net income of $.07 per basic and diluted share for the three months ended June 30, 2001.

            Diluted EPS for the three months ended June 30, 2001 includes the effect of 138,447 dilutive common stock options. At June 30, 2002 and 2001, the Company had 1,295,400 and 283,800 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 350,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three months ended June 30, 2002 and 2001, respectively. These anti-dilutive shares could potentially dilute the basic EPS in the future.

             Income Taxes. The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.5 million as of the fiscal year ended March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. Management evaluated the available evidence regarding the Company’s future taxable income and other possible sources of realization of deferred income tax assets and recognized the full $1.5 million deferred income tax asset, offset by deferred income tax expense of $.4 million, for a net deferred income tax benefit of $1.1 for the year ended March 31, 2002. During the three months ended June 30, 2002, the Company recorded deferred income tax benefit of $342,629. During the three months ended June 30, 2001, the Company recognized a deferred income tax benefit of $494,030 which represented the reversal of $656,000 of the valuation allowance, offset by $162,000 deferred income tax expense. As of June 30, 2002, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset.

             Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2002 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

            The Company’s net loss reduced by non-cash expenses produced positive cash flow for the quarter ended June 30, 2002. The Company has working capital and cash and cash equivalents of $3.3 million and $.1 million, respectively, and restricted cash of $2 million at June 30, 2002.

            The Company’s principal commitments at June 30, 2002 were leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

            Net cash provided by operating activities was $1,614,722 for the three months ended June 30, 2002. Cash was provided primarily by decreases in inventory and notes receivable, offset by increases in accounts receivable, prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses and other current liabilities.

            Net cash used in investing activities was $23,026 for the three months ended June 30, 2002. Cash was invested in property and equipment in the amount of $25,780, and $2,754 was received for the sale of miscellaneous property and equipment no longer used by the Company.

            Net cash used in financing activities was $1,613,992 for the three months ended June 30, 2002, representing a net decrease in the Company’s revolving line of credit of $1,425,355, payments of long-term debt and capital leases of $168,637, and financing costs of $20,000 associated with the modification of the credit line with Standard.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At June 30, 2002, the Company’s outstanding debt with Standard was approximately $17,504,000 on the line of credit and $951,000 on the term loan. The interest rates charged on the line of credit and term loan are floating rates subject to periodic adjustment. At June 30, 2002, the interest rates charged on the line of credit and term loan were 4.75% and 6.0%, respectively. See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

            In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp., in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT Capital Corp. filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company has made no provision in the accompanying condensed consolidated financial statements for resolution of this matter.

            The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2002 should have a material adverse impact on its financial position, results of operations, or cash flows.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

            The following exhibits are filed with this report:

*	Filed herewith.

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Articles of Incorporation of NuMed Surgical, Inc., filed October 18, 1993. (1)

3.2	Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3	Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4	Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5	Articles of Amendment to Articles of Incorporation of Nutriceuticals.com Corporation, filed January 11, 2000. (8)

3.6	Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000. (7)

10.2	Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000 (8)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated October 1, 2001. (12)

10.4	Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.5	Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000. (9)

10.6	Second Amended Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South, and Standard Federal Bank National Association, as successor in interest to Mellon Bank, N.A., dated October 22, 2001. (12)

10.7	Third Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc, Valley Drug Company South and Standard Federal Bank National Association, dated June 5, 2002. (14)

10.8	DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.9	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

21.0	Subsidiaries of DrugMax.com, Inc. (9)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

______________

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(b) Reports on Form 8-K.

During the three months ended June 30, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.
Date: August 14, 2002	By:	/s/ Jugal K. Taneja

Jugal K. Taneja Chief Executive Officer

Date: August 14, 2002	By:	/s/ Ronald J. Patrick

Ronald J. Patrick Chief Financial Officer, Vice President of Finance, Secretary and Treasurer

Date: August 14, 2002	By:	/s/ William L. LaGamba

William L. LaGamba President and Chief Operations Officer