Form 10-Q
period 2002-09-30
DRUGMAX INC
filed 2002-11-19
CIK 921878

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number 1-15445

DRUGMAX, INC.,
(Formerly DrugMax.com, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	34-1755390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12505 Starkey Road, Suite A, Largo, Florida 33773
(Address of principal executive offices)

(727) 533-0431
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

As of November 16, 2002, there were 7,119,172 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2002	March 31, 2002
		(As Restated-See Note I)
ASSETS
Current assets:
Cash and cash equivalents	$154,042	$167,373
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,237,575 and $340,575	16,146,988	14,001,696
Inventory	17,945,333	20,682,439
Due from affiliates	22,871	23,498
Net deferred income tax asset—current	748,000	465,630
Prepaid expenses and other current assets	1,352,749	624,207

Total current assets	38,369,983	37,964,843

Property and equipment, net	900,647	989,921

Goodwill	13,105,000	25,314,298
Intangible assets, net	—	276,914
Shareholder notes receivable	100,000	100,000
Notes receivable	662,441	607,417
Net deferred income tax asset—long term	749,336	637,918
Deferred financing costs, net	182,101	215,477
Other assets	151,091	151,226
Deposits	42,307	44,743

Total assets	$54,262,906	$66,302,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,477,516	$13,844,766
Accrued expenses and other current liabilities	368,342	421,318
Credit lines payable	18,486,770	18,929,575
Current portion of long-term debt and capital leases	684,965	676,365
Due to affiliates	4,377	4,377

Total current liabilities	35,021,970	33,876,401

Long-term debt and capital leases	139,297	478,200
Other long-term liabilities	525,263	501,561

Total liabilities	35,686,530	34,856,162

Commitments and contingencies (Note F)

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,119,172 shares issued and outstanding	7,120	7,120
Additional paid-in capital	40,967,355	40,967,355
Accumulated deficit	(22,398,099)	(9,527,880)

Total stockholders’ equity	18,576,376	31,446,595

Total liabilities and stockholders’ equity	$54,262,906	$66,302,757

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Six Months Ended September 30, 2002	For the Six Months Ended September 30, 2001
Revenues	$73,736,121	$66,187,701	$136,839,940	$137,064,013
Cost of goods sold	71,456,335	64,510,873	132,579,328	133,585,897

Gross profit	2,279,786	1,676,828	4,260,612	3,478,116

Selling, general and administrative expenses	1,817,584	1,217,208	4,375,865	2,312,787
Amortization expense	49,483	28,352	91,376	56,705
Depreciation expense	73,615	50,235	147,529	100,054
Goodwill impairment	12,209,298	—	12,209,298	—
Intangible asset impairment	258,914	—	258,914	—

Total operating expenses	14,408,894	1,295,795	17,082,982	2,469,546

Operating (loss) income	(12,129,108)	381,033	(12,822,370)	1,008,570

Other income (expense):
Interest income	21,831	18,383	48,082	41,672
Other income (expense)	16,335	(4,769)	25,692	(4,769)
Interest expense	(258,748)	(275,431)	(515,411)	(536,639)

Total other expense	(220,582)	(261,817)	(441,637)	(499,736)

(Loss) income before income tax benefit	(12,349,690)	119,216	(13,264,007)	508,834
Income tax benefit	51,159	616,250	393,788	1,110,280

Net (loss) income	$(12,298,531)	$735,466	$(12,870,219)	$1,619,114

Net (loss) income per common share—basic	$(1.73)	$0.11	$(1.81)	$0.23

Net (loss) income per common share—diluted	$(1.73)	$0.10	$(1.81)	$0.23

Weighted average shares outstanding—basic	7,119,172	6,968,754	7,119,172	6,968,754

Weighted average shares outstanding—diluted	7,119,172	7,152,225	7,119,172	7,150,143

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended September 30, 2002	For the Six Months Ended September 30, 2001
Cash flows from operating activities:
Net (loss) income	$(12,870,219)	$1,619,114
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	238,905	156,759
Goodwill impairment	12,209,298	—
Intangible asset impairment	258,914	—
Bad debt expense	908,558	47,899
Loss on disposal of assets	1,121	4,769
Increase in net deferred income tax asset	(393,788)	(1,110,280)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,255,047)	(939,367)
Decrease (increase) in inventory	2,737,106	(1,105,691)
Decrease in due from affiliates	627	2,197
(Increase) decrease in prepaid expenses and other current assets	(670,401)	120,878
Decrease in other assets	135	—
Decrease in notes receivable	88,032	—
Decrease in deposits	2,436	80
Increase (decrease) in accounts payable	1,632,750	(1,397,574)
Decrease in accrued expenses and other current liabilities	(52,976)	(4,143)

Net cash provided by (used in) operating activities	835,451	(2,605,359)

Cash flows from investing activities:
Purchases of property and equipment	(30,530)	(4,988)
Proceeds from sale of property and equipment	2,756	—

Net cash used in investing activities	(27,774)	(4,988)

Cash flows from financing activities:
Decrease in restricted cash	—	300,000
Net change under revolving line of credit agreements	(442,805)	3,057,086
Increase in deferred financing costs	(40,000)	—
Payments of long-term debt and capital leases	(338,203)	(326,579)
Payments to affiliates—net	—	(33,849)

Net cash (used in) provided by financing activities	(821,008)	2,996,658

Net (decrease) increase in cash and cash equivalents	(13,331)	386,311
Cash and cash equivalents at beginning of period	167,373	436,387

Cash and cash equivalents at end of period	$154,042	$822,698

Supplemental disclosures of cash flows information:
Cash paid for interest	$515,220	$543,791

Cash paid for income taxes	$—	$—

Supplemental schedule of non-cash activities:
Conversion of accounts receivable to notes receivable	$201,197

Asset acquired through long-term financing	$31,602

See accompanying notes to condensed consolidated financial statements.

DrugMax, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2002 and 2001.

NOTE A—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of DrugMax, Inc. (formerly known as DrugMax.com, Inc.) and its wholly-owned subsidiaries, Discount Rx, Inc. (“Discount”), Valley Drug Company (“Valley”) and its wholly-owned subsidiary Valley Drug Company South (“Valley South”), and Desktop Media Group, Inc. (“Desktop”); and its 70% owned subsidiary VetMall, Inc. (“VetMall”), (collectively referred to as the “Company”). Beginning July 1, 2002 the operations of Discount have been reported as Valley South. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year.

NOTE B—RECENTLY ISSUED AUTHORITATIVE GUIDANCE

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS No. 146, for any restructuring activities initiated after December 31, 2002.

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

NOTE C—ACQUISITIONS

On October 25, 2001, Discount purchased substantially all of the net assets of Penner & Welsch, Inc. (“Penner”), a wholesale distributor of pharmaceuticals based in Louisiana, pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001 (“the Agreement”). Penner was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court Eastern Division of Louisiana. Prior to this acquisition, and commencing in September 2000, the Company managed the day-to-day operations of Penner, in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. Also in September 2000, the Company entered into a management agreement with Dynamic Health Products, Inc. (“Dynamic”) (an affiliated company whose Chairman of the Board is Jugal K. Taneja, the Company’s Chairman of the Board, Chief Executive Officer and majority shareholder), pursuant to which Dynamic provided accounting support services to the Company in connection with the Company’s management responsibilities relating to Penner. Pursuant to this agreement, Dynamic was entitled to receive one-third of all fees collected by the Company from Penner. Both agreements were terminated in October 2001, in connection with the closing of the acquisition. During the management period, the Company provided Penner with a collateralized revolving line of credit for the sole purpose of purchasing inventory from the Company. Pursuant to the Agreement, Penner received an aggregate of 125,418 shares of restricted common stock of the Company, valued at $5.98 per share, cash in the amount of $488,619, and forgiveness of $1,604,793 in trade accounts payable and management fees owed to Discount. The Agreement, including the nature and amount of the consideration paid to Penner, was negotiated between the parties and, on October 15, 2001, was approved by the US Bankruptcy Court, Eastern Division of Louisiana.

On October 19, 2001, the Company entered into an Employment Agreement with Gregory M. Johns (“Johns”), former owner of Penner, for an annual salary of $125,000, payable bi-weekly for an initial term of three years, through October 18, 2004, renewable for subsequent terms of one year thereafter. In accordance with the Employment Agreement, the Company agreed to issue a total of 100,000 employee non-qualified stock options (the “Options”) to Johns at a price of $8.00 per share contingent upon the attainment of gross profit goals by Discount over the three year term of the Employment Agreement. The Options, provided the goals are attained, would be issued one third of the total 100,000 each year for three years, and would be issued within sixty days of each anniversary date of the Employment Agreement. The Company attained the gross profit goal for the first year of the Employment Agreement; therefore, 33,334 Options were issued to Johns on November 11, 2002, which was within the sixty-day period following the anniversary date of the Employment Agreement. Since the fair value of the common stock was less than the exercise price on the date of grant, no compensation expense was recorded for issuance of these options.

In conjunction with the Employment Agreement, on October 19, 2001, Johns executed a Restrictive Covenants Agreement and Agreement Not to Compete (“Non Compete Agreement”) with the Company. The Non Compete Agreement constrains Johns during the minimum three-year term of the Employment Agreement in addition to a period of one year following his termination. In consideration for Johns’ execution of the Non Compete Agreement, the Company issued to Johns 25,000 shares of common stock of the Company, with a fair market value of $142,500. As a result of the Company’s annual impairment testing, the unamortized balance of $109,500 for the Non Compete Agreement was recorded as an impairment loss in the Company’s second quarter for fiscal year 2003. (See Note D).

In October 2001, the Company executed a Commercial Lease Agreement (the “Lease”) with River Road Real Estate, LLC (“River Road”), a Florida limited liability company, to house the operations of Discount in St. Rose, Louisiana. The officers of River Road are Jugal K. Taneja, a Director, Chief Executive Officer, Chairman of the Board and a majority shareholder of the Company, William L. LaGamba, a Director and the President of the Company, Gregory M. Johns, an employee of the Company, and Stephen M. Watters, a former Director of the Company. The Lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000 made to River Road by the Company.

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

The unaudited pro forma effect of the acquisition of Penner on the Company’s revenue, net income (loss) and net income (loss) per share, for the three and six months ended September 30, 2001 had the acquisition occurred on April 1, 2001 are as follows:

	For the Three Months Ended September 30, 2001	For the Six Months Ended September 30, 2001
Revenues	$66,811,391	$139,506,819
Net loss	(160,396)	(175,830)
Basic net loss per share	(0.02)	(0.03)
Diluted net loss per share	(0.02)	(0.02)

The proforma information for the three and six months ended September 30, 2001, has been presented after the elimination of revenues and net income derived from the sales to Penner by Discount prior to the acquisition. In addition, the proforma information for the three and six months ended September 30, 2001, has been presented after the elimination of non-recurring charges from the Penner operations as follows:

	For the Three Months Ended September 30, 2001	For the Six Months Ended September 30, 2001
Management fees	$209,659	$522,160
Trustee fees	10,000	20,000
Legal fees	72,679	136,104

NOTE D—GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. SFAS No. 142 also requires the completion of a transitional impairment test within six months of adoption with any impairments identified treated as a cumulative effect of a change in accounting principle. On April 1, 2001, the Company adopted SFAS No. 142, performed its transitional impairment test and determined that no impairment of goodwill existed. The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that segment.

During the second quarter of fiscal 2003, the Company completed its annual two-step process of the goodwill impairment test prescribed in SFAS No. 142, based upon September 30, 2002 values. The first step of the impairment test was the measurement of the Company’s fair market value versus book value, as defined under SFAS No. 142. Because the Company’s fair market value, as determined by independent valuation using a discounted cash flow approach, was below book value at September 30, 2002, the Company was required to perform the second step of the impairment test. The second step involved comparing the implied fair value of the Company’s goodwill to its fair market value to measure the amount of impairment. The goodwill impairment test resulted in the Company recognizing a non-cash goodwill impairment loss of approximately $12.2 million relating to the goodwill recorded with the acquisitions of Becan Distributors, Inc. (“Becan”) in November 1999, Valley in April 2000 and Penner in October 2001. During the second quarter of fiscal 2003, the Company also reviewed for impairment the Non-Compete Agreement and the domain name that were recorded as a result of the acquisition of Penner in October 2001. These other intangible assets were determined by an independent appraisal to have no value. Accordingly, the Company recognized an impairment loss of $258,914 related to these other intangible assets.

Management believes that the circumstances leading to the impairments were principally related to declines in market conditions and valuations of wholesale pharmaceutical distribution companies since the acquisitions of Becan, Valley and Penner.

The change in the carrying value of goodwill and other intangible assets for the six months ended September 30, 2002 is as follows:

	Goodwill	Domain Name	Non Compete Agreement
Balance as of March 31, 2002	$25,314,298	$149,414	$127,500
Amortization	—	—	18,000
Impairment loss	12,209,298	149,414	109,500

Balance as of September 30, 2002	$13,105,000	$—	$—

The following table reflects the components of other intangible assets as of March 31, 2002:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non compete agreement	$142,500	$15,000
Domain name	200	200

Total	$142,700	$15,200

Non-amortizable intangible assets:
Domain name	$149,414	$—

Amortization expense for the six months ended September 30, 2002 and 2001 was $18,000 and $20,000, respectively.

NOTE E—INCOME TAXES

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Temporary differences giving rise to deferred income tax assets and liabilities primarily include certain accrued liabilities and net operating loss carry forwards. The provision for income taxes includes the amount of income taxes payable for the period as determined by applying the provisions of the current tax law to the taxable income for the period and the net change during the period in the Company’s deferred income tax assets and liabilities. The Company continually reviews the adequacy of the valuation allowance and recognizes deferred income tax asset benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

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

During the three and six months ended September 30, 2002, the Company recorded income tax benefit of $51,159 and $393,788, respectively. During the three and six months ended September 30, 2001, the Company recorded deferred income tax benefit of $616,250 and $1,110,280, respectively, which represented the reversal of $656,250 and $1,312,500 of the valuation allowance, respectively, offset by $40,000 and $202,220 deferred income tax expense, respectively. As of September 30, 2002, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset.

NOTE F—COMMITMENTS AND CONTINGENCIES

On October 24, 2000, the Company obtained from Mellon Bank N.A. (“Mellon”) a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving credit facility bears interest at the floating rate of 0.25% per annum over the base rate. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. In conjunction with the closing of the credit facility, the Company deposited $2 million in a restricted cash account with Mellon. The credit facility prohibits the payment of dividends. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon, increasing the line to $23 million. On October 28, 2002, the Company executed a Fourth Amendment and Modification to Loan and Security Agreement with Standard. The amendment extends the contract period of the loan and security agreement to expire on October 24, 2004, from the original contract period which would have expired on October 24, 2003. In addition, the amendment modified the borrowing base, quarterly and annual net income, net worth and current ratio covenants commencing with the fiscal quarter ending September 30, 2002, and the applicable interest rate margin commencing April 1, 2003. The amendment also imposes certain accounts receivable limitations and institutes a new indebtedness to net worth ratio for the fiscal month ending March 31, 2003 and for each fiscal month end thereafter. The Company was not in compliance with the net worth, stand-alone net income, and quarterly net income covenants as of September 30, 2002. Standard has provided an amendment to amend the net worth, stand-alone net income, and quarterly net income (loss) covenants for the three months ended September 30, 2002 to achieve compliance. The interest rate on the term loan was 6.0%, and the interest rate on the revolving credit facility was 4.75% at September 30, 2002. The outstanding balances on the revolving line of credit and term loan were approximately $18.5 million and $.8 million, respectively, as of September 30, 2002. The availability on the line of credit at September 30, 2002 was approximately $2.9 million, based on eligible borrowing limits at that date.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp., in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT Capital Corp. filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying unaudited condensed consolidated financial statements for resolution of this matter.

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of fees in the amount of $10,000 previously paid to GAF. At September 30, 2002, no warrants had been issued to GAF. As of November 19, 2002, GAF had not instituted any legal proceedings against the Company, and the Company cannot reasonably estimate future possible loss as a result of this matter. The Company has made no provision in the accompanying unaudited condensed consolidated financial statements for resolution of this matter.

NOTE G—SEGMENT INFORMATION

The Company has determined that it has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in the three and six months ended September 30, 2002 and 2001.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.5% of gross revenues for the three and six months ended September 30, 2002. Foreign revenues were generated primarily from distribution to customers in Puerto Rico through Valley South which was acquired by the Company in October 2001.

The following table presents distribution revenues from the Company’s only segment for each of the Company’s three primary product lines for the three and six months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30, 2002	For the Three Moths Ended September 30, 2001	For the Six Months Ended September 30, 2002	For the Six Months Ended September 30, 2001
Revenue from:
Branded pharmaceuticals	$65,575,073	$61,884,595	$123,253,403	$128,162,465
Generic pharmaceuticals	3,913,729	2,557,635	7,616,244	5,409,803
Over the counter and other	4,247,319	1,745,471	5,970,293	3,491,745

Total revenues	$73,736,121	$66,187,701	$136,839,940	$137,064,013

NOTE H—EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. Diluted EPS for the three and six months ended September 30, 2001 includes the effect of 183,471 and 181,389, respectively, dilutive common stock options. The Company had issued and outstanding 1,563,643 and 1,513,398 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 350,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three and six months ended September 30, 2002. These anti-dilutive shares could potentially dilute the basic EPS in the future.

A reconciliation of the number of shares of common stock used in calculation of basic and diluted net income (loss) per share is presented below:

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Six Months Ended September 30, 2002	For the Six Months Ended September 30, 2001
Basic shares	7,119,172	6,968,754	7,119,172	6,968,754
Additional shares assuming effect of dilutive stock options	—	183,471	—	181,389

Diluted shares	7,119,172	7,152,225	7,119,172	7,150,143

NOTE I—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended March 31, 2002, the Company determined that the accounting treatment for a warrant issued to a director and non-employee consultant on January 23, 2000 as a result of the director acting as a guarantor of the Company’s $5,000,000 Merrill Lynch line of credit was not in accordance with guidance established under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and FASB

Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Because the warrants were issued to a non-employee director for services outside his role as a director, the warrants should have been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the fair value of the warrants of $1,625,000 should have been recognized as deferred financing costs in January 2000 and amortized to interest expense over the one-year term of the line of credit, beginning in March 2000. The Merrill Lynch line of credit was paid in full on October 24, 2000 with proceeds from the new Mellon credit facility; therefore, the unamortized balance of the financing costs of $677,083 should have been recognized as an extraordinary loss on the early extinguishment of debt in October 2000. The Company has not treated the warrant expense as a deductible item in its tax returns, and has concluded that its expense will be treated as a permanent difference, which does not create tax benefits for the Company. As a result, the accompanying condensed consolidated balance sheet as of March 31, 2002 has been restated from the amounts previously reported. The Company expects to file an amended March 31, 2002 Form 10-KSB and an amended June 30, 2002 Form 10-Q as soon as practicable.

A summary of the significant effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2002 is as follows:

	As of March 31, 2002
	As Previously Reported	Adjustments	As Restated
Additional paid-in capital	$39,342,355	$1,625,000	$40,967,355
Accumulated deficit	(7,902,880)	(1,625,000)	(9,527,880)
Total stockholder’ equity	31,446,595	—	31,446,595

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As discussed in Note I to the unaudited condensed consolidated financial statements included in Item 1, the Company has restated its consolidated balance sheet as of March 31, 2002 for the incorrect accounting for warrants issued to a director. The Company intends to amend its Annual Report on Form 10-KSB for the year ended March 31, 2002, to include the restated consolidated financial statements for fiscal years ended March 31, 2002 and 2001 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as soon as practicable.

A summary of the significant effects of the restatement on the Company’s annual consolidated statement of operations is as follows:

	Year Ended March 31, 2001			Year Ended March 31, 2000
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Interest expense	$1,124,242	$812,500	$1,936,742	$107,095	$135,417	$242,512
Loss before extraordinary item	7,816,583	812,500	8,629,083	1,988,944	135,417	2,124,361
Extraordinary loss on extinguishment of debt	—	677,083	677,083	—	—	—
Net loss	7,816,583	1,489,583	9,306,166	1,988,944	135,417	2,124,361
Net loss per common share – basic and diluted:
Loss before extraordinary item	$1.22	$0.12	$1.34	$0.51	$0.04	$0.55
Extraordinary loss on extinguishment of debt	—	0.11	0.11	—	—	—

Net loss per common share – basic and diluted	$1.22	$0.23	$1.45	$0.51	$0.04	$0.55

A summary of the significant effects of the restatement on the Company’s consolidated balance sheets as of March 31, 2002, 2001, and 2000 is as follows:

	As of March 31, 2002			As of March 31, 2001			As of March 31, 2000
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Deferred financing costs							$—	$1,489,583	$1,489,583
Total current assets							11,682,581	1,489,583	13,172,164
Total assets							38,513,912	1,489,583	40,003,495
Additional paid-in capital	$39,342,355	$1,625,000	$40,967,355	$36,481,755	$1,625,000	$38,106,755	34,079,957	1,625,000	35,704,957
Accumulated deficit	(7,902,880)	(1,625,000)	(9,527,880)	(9,910,002)	(1,625,000)	(11,535,002)	(2,093,419)	(135,417)	(2,228,836)
Total stockholders’ equity	31,446,595	—	31,446,595	26,578,223	—	26,578,223	31,992,740	1,489,583	33,482,323
Total liabilities and stockholders’ equity							38,513,912	1,489,583	40,003,495

A summary of the significant effects of the restatement on the Company’s consolidated balance sheet as of June 30, 2002 is as follows:

	As of June 30, 2002
	As Previously Reported	Adjustments	As Restated
Additional paid-in capital	$39,342,355	$1,625,000	$40,967,355
Accumulated deficit	8,474,570	1,625,000	10,099,570
Total stockholders’ equity	30,874,905	—	30,874,905

The following management discussion and analysis takes into account the effects of the restatement. The following management discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements presented elsewhere in this Form 10-Q.

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by the Company, including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company’s strategies regarding growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the timing of the filing of the Company’s Form 10-KSB/A; and (f) the Company’s ability to respond to changes in customer demands and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

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

Results of Operations

For the Three and Six Months Ended September 30, 2002 and 2001.

Revenues.    The Company generated revenues of $73.7 million and $66.2 million for the three months ended September 30, 2002 and 2001, respectively, and $136.8 million and $137.1 million for the six months ended September 30, 2002 and 2001, respectively. Revenues for the three months ended September 30, 2002 increased approximately 11.4% over the three months ended September 30, 2001. Revenues for the six months ended September 30, 2002 decreased approximately .2% as compared to the revenues for the six months ended September 30, 2001. The Company generated sales growth in all three product lines for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, and growth in the generic and over- the- counter and other product lines for the six months ended September 30, 2002 compared to the six months ended September 30, 2001, as a result of aggressive marketing, expanded sales efforts and cross selling to common customers, and the Company’s commitment to expand its generic and over- the- counter and other products lines. The Company’s sales of brand pharmaceuticals declined in the six months ended September 30, 2002 as compared to the same period of 2001 as a result of the Company’s commitment to expand its generic and over- the- counter and other product lines. The following schedule details sales achieved in the Company’s three product lines:

	For the Three Months Ended September 30, 2002	For the Three Moths Ended September 30, 2001	For the Six Months Ended September 30, 2002	For the Six Months Ended September 30, 2001
Revenue from:
Branded pharmaceuticals	$65,575,073	$61,884,595	$123,253,403	$128,162,465
Generic pharmaceuticals	3,913,729	2,557,635	7,616,244	5,409,803
Over- the- counter and other	4,247,319	1,745,471	5,970,293	3,491,745

Total revenues	$73,736,121	$66,187,701	$136,839,940	$137,064,013

Gross Profit.    The Company achieved gross profit of $2.3 million and $1.7 million for the three months ended September 30, 2002 and 2001, respectively, and $4.3 million and $3.5 million for the six months ended September 30, 2002 and 2001, respectively. The Company’s margin, as a percentage of revenue, was 3.1% for both the three and six months ended September 30, 2002, compared to 2.5% for both the three months and six months ended September 30, 2001, reflecting an increase in gross profit of approximately .6% for both the three and six months ended September 30, 2002 as compared to the same periods ended September 30, 2001. The improvement in gross margins is a direct result of the Company’s focus on increasing sales of generic and over the counter and other products as detailed in the schedule shown above, which traditionally yields a higher gross margin than the brand pharmaceuticals.

Operating Expense.    The Company incurred operating expenses of $14.4 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively. These expenses include various administrative, sales, marketing and other direct operating expenses of approximately $1.8 million, depreciation and amortization expenses of approximately $.1 million, and a goodwill and other intangible assets impairment loss of approximately $12.5 million recorded for the three months ended September 30, 2002, compared to approximately $1.2 in various administrative, sales, marketing and other direct operating expenses and depreciation and amortization expenses of approximately $.08 million for the three months ended September 30, 2001. The Company incurred operating expenses of approximately $17.1 million and $2.5 million for the six months ended September 30, 2002 and 2001, respectively. These expenses include various administrative, sales, marketing and other direct operating expenses of approximately $4.4 million, depreciation and amortization expenses of approximately $.2 million, and a goodwill impairment loss of approximately $12.2 million, and other intangible assets impairment loss of approximately $.3 million for the six months ended September 30, 2002, compared to approximately $2.3 million and various administrative, sales, marketing and other direct operating expenses, and depreciation and amortization expenses of approximately $.2 million for the six months ended September 30, 2001. During the second quarter of fiscal 2003, the Company completed its annual goodwill and other intangible asset impairment tests prescribed in SFAS No. 142, based upon September 30, 2002 values. The impairment test resulted in the Company recognizing non-cash goodwill and other intangible assets impairment losses of approximately $12.5 million. Management believes that the circumstances leading to the impairments were principally related to declines in market conditions and valuations of wholesale pharmaceutical distribution companies since the acquisitions of Becan, Valley and Penner.

The percentage of operating expenses, excluding the non-cash impairment loss, increased from 2.0% of gross revenues for the three months ended September 30, 2001, to 2.6% of gross revenues for the three months ended September 30, 2002, and from 1.8% for the six months ended September 30, 2001 to 3.4% for the six months ended September 30, 2002. The increase in operating expense is due partially to the operations of Valley South whose operating expenses represent approximately 33% and 25% of the total operating expenses for the three and six months ended September 30, 2002, respectively. Prior to the acquisition of Penner in October 2001, Discount, now operating as Valley South, had extremely low operating expenses. In addition, in the first fiscal quarter of 2003, the Company established an allowance for an account receivable of $897,000 and accrued $19,132 for legal costs, which amounted to approximately .7% of gross revenues for the six months ended September 30, 2002. Excluding the non-cash impairment loss, the operating expenses of Valley South, the bad debt allowance of $897,000 and the accrued legal costs of $19,132 recorded during the three and six months ended September 30, 2002, the remaining operating expenses remained relatively constant at $2.4 million and $2.3 million during the six months ended September 30, 2002 and 2001, respectively, and $1.2 million during the three months ended September 30, 2002 and 2001.

Interest expense.    Interest expense was approximately $259,000 and $275,000 for the three months ended September 30, 2002 and 2001, respectively, and approximately $515,000 and $537,000 for the six months ended September 30, 2002 and 2001, respectively. The decrease was due to more favorable interest terms under the Company’s revolving line of credit and term loan with Standard.

Net income (loss) per share.    EPS is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net (loss) per share for the three and six months ended September 30, 2002 was ($1.73) and ($1.81), respectively, for both the basic and diluted shares. Net income per share for the three and six months ended September 30, 2001 was $.11 and $.23 per share, respectively, for the basic shares, and $.10 and $.23 per share, respectively, for the diluted shares. At March 31, 2001, the Company had a deferred income tax asset valuation allowance of approximately $1.5 million. During the three and six month periods ended September 30, 2001, the Company reduced the entire valuation allowance, and recognized $616,250 and $1,110,280 deferred income tax benefit, respectively, net of deferred income tax expense of $40,000 and $202,220, respectively, which provided the Company with net income of $.09 and $.16 per basic and diluted share, respectively. During the second quarter of fiscal 2003, the Company completed its annual impairment tests prescribed in SFAS No. 142, based upon September 30, 2002 values. The results of these tests indicated an impairment of approximately $12.5 million to goodwill and other intangible assets during the quarter ended September 30, 2002, which accounts for net loss of $1.75 per basic and diluted share during the three and six months ended September 30, 2002, respectively.

Diluted EPS for the three and six months ended September 30, 2001 includes the effect of 183,471 and 181,389, respectively, dilutive common stock options. The Company had issued and outstanding 1,563,643 and 1,513,398 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 350,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three and six months ended September 30, 2002. These anti-dilutive shares could potentially dilute the basic EPS in the future.

Income Taxes.    The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.5 million as of the fiscal year ended March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. Management evaluated the scheduled reversal of deferred income tax liability, the Company’s profitability for the year ended March 31, 2002, reviewed the Company’s business model, and future earnings projections, and believes the evidence indicates that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset; therefore, the Company recognized the full $1.5 million deferred income tax asset, offset by deferred income tax expense of $.4 million, for a net deferred income tax benefit of $1.1 for the year ended March 31, 2002. During the three and six months ended September 30, 2002, the Company recorded income tax benefit of $51,159 and $393,788, respectively. During the three and six months ended September 30, 2001, the Company recorded deferred income tax benefit of $616,250 and $1,110,280, respectively, which represented the reversal of $656,250 and $1,312,500 of the valuation allowance, respectively, offset by $40,000 and $202,220 deferred income tax expense, respectively. As of September 30, 2002, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset.

Inflation and Seasonality.    Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended September 30, 2002 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company’s net loss, increased by non-cash expenses, produced positive cash flow for the quarter ended September 30, 2002. The Company has working capital of approximately $3.3 million September 30, 2002. Working capital includes cash and cash equivalents of $.2 million and restricted cash of $2 million at September 30, 2002.

The Company’s principal commitments at September 30, 2002 were leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

Net cash provided by operating activities was $835,451 for the six months ended September 30, 2002. Cash was provided primarily by decreases in inventory and notes receivable, and an increase in accounts payable, offset by increases in accounts receivable, and prepaid expenses and other current assets, and a decrease in accrued expenses and other current liabilities.

Net cash used in investing activities was $27,774 for the six months ended September 30, 2002. Cash was invested in property and equipment in the amount of $30,530, and $2,756 was received for the sale of miscellaneous property and equipment no longer used by the Company.

Net cash used in financing activities was $821,008 for the six months ended September 30, 2002, representing a net decrease in the Company’s revolving line of credit of $442,805, payments of long-term debt and capital leases of $338,203, and financing costs of $40,000 associated with the modification of the credit line with Standard.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At September 30, 2002, the Company’s outstanding debt with Standard was approximately $18.5 million on the line of credit and $.8 million on the term loan. The interest rates charged on the line of credit and term loan are floating rates subject to periodic adjustment. At September 30, 2002, the interest rates charged on the line of credit and term loan were 4.75% and 6.0%, respectively. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

Item 4. CONTROLS AND PROCEDURES.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report which it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp., in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT Capital Corp. filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying unaudited condensed consolidated financial statements for resolution of this matter.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of September 30, 2002 should have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Stockholders of the Company was held on September 20, 2002. At the meeting, the following actions were taken by the shareholders:

Jugal K. Taneja, William L. LaGamba, Ronald J. Patrick, Howard L. Howell, DDS, Martin Sperber, Robert G. Loughrey and Sushil Suri were elected as Directors to serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Jeffrey K. Peterson and Stephen M. Watters did not seek re-election to the Board. The votes cast for and against each were as follows:

	For	Against	Abstain
Jugal K. Taneja	6,103,732	-0-	10,544
William L. LaGamba	6,105,737	-0-	8,539
Ronald J. Patrick	6,105,747	-0-	8,529
Howard L. Howell, DDS	6,105,747	-0-	8,529
Martin Sperber	6,105,747	-0-	8,529
Robert G. Loughrey	6,105,747	-0-	8,529
Sushil Suri	6,105,747	-0-	8,529

Proposal to approve an Amendment to the Company’s 1999 Incentive and Non-Statutory Stock Option Plan to increase by 600,000 the number of shares of Common Stock available thereunder.

For	Against	Abstain	Not Voted
4,362,022	68,499	1,925	1,681,830

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The following exhibits are filed with this report:

*	Filed herewith.
2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Articles of Incorporation of NuMed Surgical, Inc., filed October 18, 1993.(1)

3.2	Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999.(1)

3.3	Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999.(1)

3.4	Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999.(5)

3.5	Articles of Amendment to Articles of Incorporation of Nutriceuticals.com Corporation, filed January 11, 2000.(8)

3.6	Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000.(8)

3.7	Amended and Restated Bylaws, dated November 11, 1999.(5)

4.2	Specimen of Stock Certificate.(8)

10.1	Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000.(7)

10.2	Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000(8)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated October 1, 2001.(12)

10.4	Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000.(9)

10.5	Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000.(9)

10.6
Second Amended Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South, and Standard Federal Bank National Association, as successor in interest to Mellon Bank, N.A., dated October 22, 2001.(12)

10.7
Third Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc, Valley Drug Company South and Standard Federal Bank National Association, dated June 5, 2002.(14)

10.8	DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan.(8)

10.9	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002.(14)

10.10
Fourth Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South and Standard Federal Bank National Association dated October 28, 2002.*

21.0	Subsidiaries of DrugMax.com, Inc.(9)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(b)  Reports on Form 8-K.

During the three months ended September 30, 2002, the Company filed no reports on Form 8-K.

Subsequent to September 30, 2002, the Company filed the following one (1) reports on Form 8-K.

Form 8-K, dated October 17, 2002, with respect to the Company’s press release to announce second quarter revenues.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DrugMax, Inc.

Date:	November 19, 2002	By:	/s/ Jugal K. Taneja
Jugal K. Taneja Chief Executive Officer

Date:	November 19, 2002	By:	/s/ Ronald J. Patrick
Ronald J. Patrick Chief Financial Officer, Vice President of Finance, Secretary and Treasurer

Date:	November 19, 2002	By:	/s/ William L. LaGamba
William L. LaGamba President and Chief Operations Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jugal K. Taneja, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of DrugMax, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002	By:	/s/ Jugal K. Taneja
Jugal K. Taneja Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Ronald J. Patrick, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of DrugMax, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002	By:	/s/ Ronald J. Patrick
Ronald J. Patrick Chief Financial Officer