Form 10-Q
period 2002-12-31
DRUGMAX INC
filed 2003-02-14
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR

15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

[    ] TRANSITION REPORT UNDER SECTION 13

OR 15 (d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 1-15445

DRUGMAX, INC.,

(Formerly DrugMax.com, Inc.)

(Exact name of registrant as specified in its charter)

NEVADA	34-1755390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25400 US Highway 19 North, Suite 137, Clearwater, Florida 33763

(Address of principal executive offices)

(727) 533-0431

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [    ] No

As of February 6, 2003, there were 7,119,172 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2002

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2002 (UNAUDITED)	March 31, 2002 (As Restated-See Note I)
Current assets:
Cash and cash equivalents	$208,185	$167,373
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,237,575 and $340,575	16,740,129	14,001,696
Inventory	17,894,618	20,682,439
Due from affiliates	22,905	23,498
Net deferred income tax asset—current	723,347	465,630
Prepaid expenses and other current assets	1,742,655	624,207

Total current assets	39,331,839	37,964,843

Property and equipment, net	833,756	989,921
Goodwill	13,105,000	25,314,298
Intangible assets, net	—	276,914
Shareholder notes receivable	100,000	100,000
Notes receivable	614,640	607,417
Net deferred income tax asset—long term	749,336	637,918
Deferred financing costs, net	169,523	215,477
Other assets	148,446	151,226
Deposits	49,351	44,743

Total assets	$55,101,891	$66,302,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,325,149	$13,844,766
Accrued expenses and other current liabilities	655,338	421,318
Credit lines payable	20,351,712	18,929,575
Current portion of long-term debt and capital leases	636,498	676,365
Due to affiliates	4,377	4,377

Total current liabilities	35,973,074	33,876,401

Long-term debt and capital leases	40,548	478,200
Other long-term liabilities	501,561	501,561

Total liabilities	36,515,183	34,856,162

Commitments and contingencies (Note F)

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,119,172 shares issued and outstanding	7,120	7,120
Additional paid-in capital	40,967,355	40,967,355
Accumulated deficit	(22,387,767)	(9,527,880)

Total stockholders’ equity	18,586,708	31,446,595

Total liabilities and stockholders’ equity	$55,101,891	$66,302,757

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2001	For the Nine Months Ended December 31, 2002	For the Nine Months Ended December 31, 2001
Revenues	$85,233,822	$63,735,331	$222,073,763	$200,799,344

Cost of goods sold	83,350,640	61,613,598	215,929,273	195,199,495

Gross profit	1,883,182	2,121,733	6,144,490	5,599,849

Selling, general and administrative expenses	1,596,674	1,443,509	5,972,536	3,756,295
Amortization expense	—	6,026	18,000	6,053
Depreciation expense	72,517	75,822	220,048	175,875
Goodwill impairment	—	—	12,209,298	—
Intangible asset impairment	—	—	258,914	—

Total operating expenses	1,669,191	1,525,357	18,678,796	3,938,223

Operating (loss) income	213,991	596,376	(12,534,306)	1,661,626

Other income (expense):
Interest income	33,045	24,228	72,659	54,278
Other income (expense)	14,413	5,207	39,408	12,060
Interest expense	(226,263)	(248,801)	(806,583)	(842,118)

Total other expense	(178,805)	(219,366)	(694,516)	(775,780)

Income (loss) before income tax benefit	35,186	377,010	(13,228,822)	885,846
Income tax (expense) benefit	(24,853)	—	368,935	1,110,280

Net income (loss)	$10,333	$377,010	$(12,859,887)	$1,996,126

Net income (loss) per common share—basic	$0.00	$0.05	$(1.81)	$0.28

Net income (loss) per common share—diluted	$0.00	$0.05	$(1.81)	$0.28

Weighted average shares outstanding—basic	7,119,172	7,089,742	7,119,172	7,007,412

Weighted average shares outstanding—diluted	7,131,038	7,325,095	7,119,172	7,220,725

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31, 2002	For the Nine Months Ended December 31, 2001
Cash flows from operating activities:
Net (loss) income	$(12,859,887)	$1,996,126

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of assets	238,048	181,928
Amortization of financing costs	98,961	87,591
Goodwill impairment	12,209,298	—
Intangible asset impairment	258,914	—
Bad debt expense	908,769	—
Loss on disposal of assets	1,121	5,298
Increase in net deferred income tax asset	(369,135)	(1,110,280)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,848,399)	(1,598,462)
Decrease (increase) in inventory	2,787,821	(4,910,618)
Decrease in due from affiliates	593	14,927
(Increase) decrease in prepaid expenses and other current assets	(1,060,307)	102,616
Decrease in other assets	2,780	—
Decrease in notes receivable	135,833	—
Increase in deposits	(4,608)	(27,786)
Increase (decrease) in accounts payable	480,383	(1,358,763)
Increase in accrued expenses and other current liabilities	234,020	62,783

Net cash used in operating activities	(785,795)	(6,554,640)

Cash flows from investing activities:
Purchases of property and equipment	(36,159)	(69,871)
Proceeds from sale of property and equipment	2,756	2,655
Cash paid for acquisitions, net	—	(482,536)

Net cash used in investing activities	(33,403)	(549,752)

Cash flows from financing activities:
Decrease in restricted cash	—	52,080
Net change under revolving line of credit agreements	1,422,137	7,467,049
Increase in deferred financing costs	(53,006)	(50,499)
Payments of long-term debt and capital leases	(509,121)	(494,680)
Payments to affiliates – net	—	(46,412)

Net cash provided by financing activities	860,010	6,927,538

Net increase (decrease) in cash and cash equivalents	40,812	(176,854)

Cash and cash equivalents at beginning of period	167,373	384,307

Cash and cash equivalents at end of period	$208,185	$207,453

Supplemental disclosures of cash flows information:
Cash paid for interest	$716,098	$754,527

Cash paid for income taxes	—	—

Supplemental schedule of non-cash activities:
Conversion of accounts receivable to notes receivable	$201,197

Asset acquired through long-term financing	$31,602

In July 2001, the Company released from escrow 500,000 shares of common stock (fair value of $1,968,750) due to Dynamic Health Products, Inc. earned through the contingent consideration clauses in conjunction with the acquisition of Becan Distributors, Inc.

In October 2001, the Company purchased substantially all the assets of Penner & Welsch, Inc. for $482,536 cash, 125,418 shares of the Company’s common stock (fair value of $750,000), and $1,604,793 in forgiveness of debt owed to the Company. The Company also issued 25,000 shares of stock (fair value of $142,500) in conjunction with a non-compete agreement.
In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$3,083,975
Cash and stock issued for acquisition	1,375,036
Forgiveness of debt owed to the Company	1,604,793

Liabilities assumed	$104,146

See accompanying notes to condensed consolidated financial statements.

DrugMax, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2002 and 2001.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for its fiscal year ended March 31, 2002 as filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year.

Where appropriate, certain amounts have been reclassified to conform with this fiscal period.

NOTE B—RECENTLY ISSUED AUTHORITATIVE GUIDANCE

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, and was effective for the Company on April 1, 2002. The adoption of SFAS No. 144 did not have an impact on the results of operations or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Under SFAS 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. The Company will adopt SFAS No. 145 for its fiscal year ending March 31, 2004.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply the intrinsic value-based method of accounting as allowed by SFAS No. 123.

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

The business combination of Penner was accounted for by the purchase method of accounting. The result of the operations of the acquired business is included in the consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the Penner acquisition as adjusted at March 31, 2002:

Accounts receivable	$1,180,756
Inventory	717,954
Property and equipment	670,000

Other assets	94,391
Intangible assets	291,914
Goodwill	135,043
Assumption of liabilities	(104,146)

Net value of purchased assets	2,985,912
Forgiveness of trade payables and management fees	(1,604,793)
Value of common stock issued	(892,500)

Cash paid for acquisitions	$488,619

The unaudited pro forma effect of the acquisition of Penner on the Company’s revenue, net income (loss) and net income (loss) per share, for the three and nine months ended December 31, 2001 had the acquisition occurred on April 1, 2001 rather than on October 18, 2001are as follows:

	For the Three Months Ended December 31, 2001	For the Nine Months Ended December 31, 2001
Revenues	$63,949,096	$203,455,915
Net income (loss)	142,349	(33,479)
Basic net income (loss) per share	0.02	0.00
Diluted net income (loss) per share	0.02	0.00

The proforma information for the three and nine months ended December 31, 2001, has been presented after the elimination of revenues and net income derived from the sales to Penner by Discount prior to the acquisition. In addition, the proforma information for the three and nine months ended December 31, 2001, has been presented after the elimination of non-recurring charges from the Penner operations as follows:

	For the Three Months Ended December 31, 2001	For the Nine Months Ended December 31, 2001
Management fees	$25,060	$547,220
Trustee fees	5,000	25,000
Legal fees	24,472	160,577

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

The change in the carrying value of goodwill and other intangible assets for the nine months ended December 31, 2002 is as follows:

	Goodwill	Domain Name	Non Compete Agreement
Balance as of March 31, 2002	$25,314,298	$149,414	$127,500
Amortization	—	—	18,000
Impairment loss	12,209,298	149,414	109,500

Balance as of December 31, 2002	$13,105,000	—	—

The following table reflects the components of other intangible assets as of March 31, 2002:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non compete agreement	$142,500	$15,000
Domain name	200	200

Total	$142,700	$15,200

Non-amortizable intangible assets:
Domain name	$149,414	—

Amortization expense for the three months ended December 31, 2002 and 2001 was $0 and $6,000, respectively, and for the nine months ended December 31, 2002 and 2001 was $18,000 and $6,000, respectively.

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

During the three and nine months ended December 31, 2002, the Company recorded income tax expense of $24,853 and benefit of $368,935. The income tax benefit resulted from operating losses incurred for the six months ended September 30, 2002. During the three and nine months ended December 31, 2001, the Company recorded income tax benefit of $0 and $1,110,280, respectively. The $1,110,280 income tax benefit resulted from the reversal of the prior year’s valuation allowance. As of December 31, 2002, management continues to believe that is more likely than not that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset.

NOTE F—COMMITMENTS AND CONTINGENCIES

On October 24, 2000, the Company obtained from Mellon Bank N.A. (“Mellon”) a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving credit facility bears interest at the floating rate of 0.25% per annum over the base rate. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. In conjunction with the closing of the credit facility, the Company deposited $2 million in a restricted cash account with Mellon. The credit facility prohibits the payment of dividends. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon, increasing the line to $23 million. On October 28, 2002, the Company executed a Fourth Amendment and Modification to Loan and Security Agreement with Standard. The amendment extended the contract period of the loan and security agreement to expire on October 24, 2004, from the original contract period which would have expired on October 24, 2003. In addition, the amendment modified the borrowing base, quarterly and annual net income, net worth and current ratio covenants commencing with the fiscal quarter ended September 30, 2002, and the applicable interest rate margin commencing April 1, 2003. The amendment also imposed certain accounts receivable limitations and instituted a new indebtedness to net worth ratio for the fiscal year ending March 31, 2003 and for each fiscal year end thereafter. The Company was not in compliance with the net income covenant for the quarter ended December 31, 2002. The Company is however in negotiations with Standard along with other banks and expects to resolve this matter shortly. The interest rate on the term loan was 5.5%, and the interest rate on the revolving credit facility was 4.25% at December 31, 2002. The outstanding balances on the revolving line of credit and term loan were approximately $20.4 million and $.6 million, respectively, as of December 31, 2002. The availability on the line of credit at December 31, 2002 was approximately $2.1 million, based on eligible borrowing limits at that date.

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

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses (capped at $2,000 per month), and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase

100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of fees in the amount of $10,000 previously paid to GAF. At December 31, 2002, no warrants had been issued to GAF. As of February 14, 2003, GAF had not instituted any legal proceedings against the Company, and the Company cannot reasonably estimate future possible loss as a result of this matter. The Company has made no provision in the accompanying unaudited condensed consolidated financial statements for resolution of this matter.

NOTE G—SEGMENT INFORMATION

The Company has determined that it has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in the three and nine months ended December 31, 2002 and 2001.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.6% of gross revenues for the three and nine months ended December 31, 2002 and approximately 99.7% for the three months ended December 31, 2001. Foreign revenues were generated primarily from distribution to customers in Puerto Rico through Valley South which was acquired by the Company in October 2001.

The following table presents distribution revenues from the Company’s only segment for each of the Company’s three primary product lines for the three and nine months ended December 31, 2002 and 2001:

	For the Three Months Ended December 31, 2002	For the Three Moths Ended December 31, 2001	For the Nine Months Ended December 31, 2002	For the Nine Months Ended December 31, 2001
Revenue from:
Branded pharmaceuticals	$80,449,831	$59,048,558	$203,703,235	$187,489,913
Generic pharmaceuticals	3,087,417	2,353,973	10,703,661	7,552,642
Over the counter and other	1,696,574	2,332,800	7,666,867	5,756,789

Total revenues	$85,233,822	$63,735,331	$222,073,763	$200,799,344

NOTE H—EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. Diluted EPS for the three and nine months ended December 31, 2002 includes the effect of 11,866 and 0, respectively, dilutive common stock options, and for the three and nine months ended December 31, 2001 includes the effect of 235,353 and 213,313, respectively, diluted common stock options. The Company had issued and outstanding 1,725,700 options to purchase shares of the Company’s common stock, in addition to warrants to purchase 350,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three and nine months ended December 31, 2002. These anti-dilutive shares could potentially dilute the basic EPS in the future.

A reconciliation of the number of shares of common stock used in calculation of basic and diluted net income (loss) per share is presented below:

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2001	For the Nine Months Ended December 31, 2002	For the Nine Months Ended December 31, 2001
Basic shares	7,119,172	7,089,742	7,119,172	7,007,412
Additional shares assuming effect of dilutive stock options	11,866	235,353	—	213,313

Diluted shares	7,131,038	7,325,095	7,119,172	7,220,725

NOTE I—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended March 31, 2002, the Company determined that the accounting treatment for a warrant issued to a director and non-employee consultant on January 23, 2000 as a result of the director acting as a guarantor of the Company’s $5,000,000 Merrill Lynch line of credit was not in accordance with guidance established under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Because the warrants were issued to a non-employee director for services outside his role as a director, the warrants should have been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the fair value of the warrants of $1,625,000 should have been recognized as deferred financing costs in January 2000 and amortized to interest expense over the one-year term of the line of credit, beginning in March 2000. The Merrill Lynch line of credit was paid in full on October 24, 2000 with proceeds from the new Mellon credit facility; therefore, the unamortized balance of the financing costs of $677,083 should have been recognized as an extraordinary loss on the early extinguishment of debt in October 2000. The Company has not treated the warrant expense as a deductible item in its tax returns, and has concluded that its expense will be treaded as a permanent difference, which does not create tax benefits for the Company. As a result, the accompanying condensed consolidated balance sheet as of March 31, 2002 has been restated from the amounts previously reported. The Company expects to file an amended March 31, 2002 Form 10-KSB and an amended June 30, 2002 Form 10-Q as soon as practicable.

A summary of the significant effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2002 is as follows:

	As of March 31, 2002
	As Previously Reported	Adjustments	As Restated
Additional paid-in capital	$39,342,355	$1,625,000	$40,967,355
Accumulated deficit	(7,902,880)	(1,625,000)	(9,527,880)
Total stockholders’ equity	31,446,595	—	31,446,595

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As discussed in Note I to the unaudited condensed consolidated financial statements included in Item 1, the Company has restated its consolidated balance sheet as of March 31, 2002, for the incorrect accounting for warrants issued to a director. The Company intends to amend its Annual Report on Form 10-KSB for the year ended March 31, 2002, to include the restated consolidated financial statements for fiscal years ended March 31, 2002 and 2001, and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as soon as practicable.

A summary of the significant effects of the restatement on the Company’s annual consolidated statement of operations are as follows:

	Year Ended March 31, 2001			Year Ended March 31, 2000
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Interest Expense	$1,124,242	$812,500	$1,936,742	$107,095	$135,417	$242,512
Loss before extraordinary item	7,816,583	812,500	8,629,083	1,988,944	135,417	2,124,361
Extraordinary loss on extinguishment of debt	—	677,083	677,083	—	—	—
Net loss	7,816,583	1,489,583	9,306,166	1,988,944	135,417	2,124,361
Net loss per common share—basic and diluted:
Loss before extraordinary item	$1.22	$0.12	$1.34	$0.51	$0.04	$0.55
Extraordinary loss on extinguishment of debt	—	0.11	0.11	—	—	—

Net loss per common share—
Basic and diluted	$1.22	$0.23	$1.45	$0.51	$0.04	$0.55

Weighted Average Shares:
Basic and diluted	6,419,950	6,419,950	6,419,950	3,875,445	3,875,445	3,875,445

A summary of the significant effects of the restatement on the Company’s consolidated balance sheets as of March 31, 2002, 2001, and 2000 is as follows:

	As of March 31, 2002			As of March 31, 2001			As of March 31, 2000
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Deferred financing costs							$—	$1,489,583	$1,489,583
Total current assets							11,682,581	1,489,583	13,172,164
Total assets							38,513,912	1,489,583	40,003,495
Additional paid-in capital	$39,342,355	$1,625,000	$40,967,355	$36,481,755	$1,625,000	$38,106,755	34,079,957	1,625,000	35,704,957
Accumulated Deficit	(7,902,880)	(1,625,000)	(9,527,880)	(9,910,002)	(1,625,000)	(11,535,002)	(2,093,419)	(135,417)	(2,228,836)
Total stockholders’ equity	31,446,595	—	31,466,595	26,578,223	—	26,578,223	31,992,740	1,489,583	33,482,323
Total liabilities and stockholders equity							38,513,912	1,489,583	40,003,495

A summary of the significant effects of the restatement on the Company’s consolidated balance sheet as of June 30, 2002 is as follows:

	As of June 30, 2002
	As Previously Reported	Adjustments	As Restated
Additional paid-in capital	$39,342,355	$1,625,000	$40,967,355
Accumulated deficit	8,474,570	1,625,000	10,099,570
Total stockholders’ equity	30,874,905	—	30,874,905

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by the Company, including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company’s strategies regarding growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; and (e) the Company’s ability to respond to changes in customer demands and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available, (vi) changes in the Company’s estimates and assumptions relating to its critical accounting policies; and (vii) the Company’s ability to integrate recently acquired businesses. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-KSB for the year ended March 31, 2002, as well as information contained in this Form 10-Q. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise. Certain amounts in the December 31, 2001 condensed consolidated financial statements have been reclassified to conform to December 31, 2002 presentation.

Overview

DrugMax, Inc. (Nasdaq: DMAX) is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, and nutritional supplements. The Company is headquartered in Clearwater, Florida and maintains distribution centers in Pennsylvania, Ohio, and Louisiana. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company maintains an inventory in excess of 20,000 stock keeping units from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico.

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

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

Inventory Valuation. Inventory is stated at the lower of cost of market. Cost is determined using the first-in, first-out basis of accounting. Inventories consist of brand and generic drugs, over-the-counter products, health and beauty aids, and nutritional supplements for resale. The inventories of the Company’s three distribution centers are constantly monitored for out of date or damaged products, which if exist, are reclassed out of saleable inventory to the “morgue” inventory for return to and credit from the manufacturer. However, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of December 31, 2002 and 2001, no inventory valuation allowances were necessary.

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

Impairment of Long-Lived Assets. Long-lived assets, including goodwill and other intangibles, are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the long-lived asset. Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairments are recognized by a charge to earnings.

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

Results of Operations

For the Three and Nine Months Ended December 31, 2002 and 2001.

Revenues. The Company generated revenues of $85.2 million and $63.7 million for the three months ended December 31, 2002 and 2001, respectively, and $222.1 million and $200.8 million for the nine months ended December 31, 2002 and 2001, respectively. Revenues for the three months ended December 31, 2002 increased approximately 33.7% as compared to the three months ended December 31, 2001, and revenues for the nine months ended December 31, 2002 increased approximately 10.6% as compared to the revenues for the nine months ended December 31, 2001. The Company generated sales growth in its brand and generic product lines for the three months ended December 31, 2002 compared to the three months ended December 31, 2001, and growth in all three of its product lines for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001, as a result of aggressive marketing, expanded sales efforts and cross selling to common customers, and the Company’s commitment to expand its generic and over-the-counter and other products lines. The acquisition which took place in October 2001 had minimal effect on the increase in sales for the period since the Company had previously sold to Penner and now sells directly to its customers. The Company’s sales of over the counter and other products declined in the three months ended December 31, 2002 as compared to the three months ended December 31, 2001, but increased in the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001. Going forward, management believes that the Company’s growth will continue to be fueled by the growth of the pharmaceutical industry market. The following schedule details sales achieved in the Company’s three product lines:

	For the Three Months Ended December 31, 2002	For the Three Moths Ended December 31, 2001	For the Nine Months Ended December 31, 2002	For the Nine Months Ended December 31, 2001
Revenue from:
Branded pharmaceuticals	$80,449,831	$59,048,558	$203,703,235	$187,489,913
Generic pharmaceuticals	3,087,417	2,353,973	10,703,661	7,552,642
Over-the-counter and other	1,696,574	2,332,800	7,666,867	5,756,789

Total revenues	$85,233,822	$63,735,331	$222,073,763	$200,799,344

Gross Profit. The Company achieved gross profit of $1.9 million and $2.1 million for the three months ended December 31, 2002 and 2001, respectively, and $6.1 million and $5.6 million for the nine months ended December

31, 2002 and 2001, respectively. The Company’s gross profit, as a percentage of revenue, was 2.2% and 3.3% for the three months ended December 31, 2002 and 2001, respectively, reflecting a decrease in gross profit of approximately 1.1%. The decline in gross profit percentage for the quarter was principally the result of increased sales of branded pharmaceutical drugs, which, generally are high sales dollar items with low gross profit margins. The Company’s gross profit, as a percentage of revenue, was 2.8% for both the nine months ended December 31, 2002 and 2001. Continued emphasis on the expansion of generic drug sales should result in improved gross profit margins for the Company’s future operations.

Operating Expense. The Company incurred operating expenses of $1.7 million and $1.5 million for the three months ended December 31, 2002 and 2001, respectively. These expenses include various administrative, sales, marketing and other direct operating expenses of approximately $1.6 million, and depreciation and amortization expenses of approximately $.07 million for the three months ended December 31, 2002, compared to approximately $1.4 million in various administrative, sales, marketing and other direct operating expenses and depreciation and amortization expenses of approximately $.08 million for the three months ended December 31, 2001. The Company incurred operating expenses of approximately $18.7 million and $3.9 million for the nine months ended December 31, 2002 and 2001, respectively. These expenses include various administrative, sales, marketing and other direct operating expenses of approximately $6.0 million, depreciation and amortization expenses of approximately $.2 million, a goodwill impairment loss of approximately $12.2 million, and other intangible assets impairment loss of approximately $.3 million for the nine months ended December 31, 2002, compared to approximately $3.8 million and various administrative, sales, marketing and other direct operating expenses, and depreciation and amortization expenses of approximately $.2 million for the nine months ended December 31, 2001. As discussed in Note D, during the second quarter of fiscal 2003, the Company completed its annual goodwill and other intangible asset impairment tests prescribed in SFAS No. 142, based upon September 30, 2002 values. The impairment test resulted in the Company recognizing non-cash goodwill and other intangible assets impairment losses of approximately $12.5 million. Management believes that the circumstances leading to the impairments were principally related to declines in market conditions and valuations of wholesale pharmaceutical distribution companies since the acquisitions of Becan, Valley and Penner.

The percentage of operating expenses, excluding the non-cash impairment losses, decreased from 2.4% of gross revenues for the three months ended December 31, 2001, to 2.0% of gross revenues for the three months ended December 31, 2002, and increased from 2.0% for the nine months ended December 31, 2001 to 2.8% for the nine months ended December 31, 2002. The increase in operating expense is due partially to the operations of Valley South whose operating expenses represent approximately 18% of the total operating expenses for the nine months ended December 31, 2002. Prior to the acquisition of Penner in October 2001, Discount, now operating as Valley South, had extremely low operating expenses. In addition, in the first fiscal quarter of 2003, the Company established an allowance for an account receivable of a customer which went bankrupt of $897,000 and accrued $19,132 for legal costs, which amounted to approximately .4% of gross revenues for the nine months ended December 31, 2002.

Interest expense. Interest expense, excluding amortization of financing costs, was approximately $200,679 and $217,888 for the three months ended December 31, 2002 and 2001, respectively, and approximately $707,622 and $754,527 for the nine months ended December 31, 2002 and 2001, respectively. The decrease was due to more favorable interest terms under the Company’s revolving line of credit and term loan with Standard.

Net income (loss) per share. EPS is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net income (loss) per share for the three and nine months ended December 31, 2002 was $0.001 and ($1.81), respectively, for both the basic and diluted shares. Net income per share for the three and nine months ended December 31, 2001 was $0.05 and $0.28 per share, respectively, for the basic and diluted shares. At March 31, 2001, the Company had a deferred income tax asset valuation allowance of approximately $1.5 million. During the nine month period ended December 31, 2001, the Company reduced the entire valuation allowance, and recognized $1,110,280 deferred income tax benefit, net of deferred income tax expense of $202,220, which provided the Company with net income of $.16 per basic and diluted share. During the second quarter of fiscal 2003, the Company completed its annual impairment tests prescribed in SFAS No. 142, based upon September 30, 2002 values. The results of these tests indicated an impairment of approximately $12.5 million to goodwill and other intangible assets during the quarter ended September 30, 2002, which accounts for a net loss of $1.75 per basic and diluted share during the nine months ended December 31, 2002.

Diluted EPS for the three and nine months ended December 31, 2002 includes the effect of 11,866 and 0, respectively, dilutive common stock options, and for the three and nine months ended December 31, 2001 includes the effect of 235,353 and 213,313, respectively, diluted common stock options. The Company had issued and outstanding 1,725,700 options to purchase shares of the Company’s common stock, in addition to warrants to purchase 350,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three and nine months ended December 31, 2002. These anti-dilutive shares could potentially dilute the basic EPS in the future.

Income Taxes. The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.5 million as of the fiscal year ended March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. Management evaluated the scheduled reversal of deferred income tax liability, the Company’s profitability for the year ended March 31, 2002, reviewed the Company’s business model, and future earnings projections, and based on such evaluation believes the evidence indicates that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset; therefore, the Company recognized the full $1.5 million deferred income tax asset, offset by deferred income tax expense of $.4 million, for a net deferred income tax benefit of $1.1 for the year ended March 31, 2002. During the nine months ended December 31, 2002, the Company recorded income tax benefit of $368,935. During the nine months ended December 31, 2001, the Company recorded deferred income tax benefit of $1,110,280, which represented the reversal of the prior year’s valuation allowance. As of December 31, 2002, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset.

Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended December 31, 2002 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has working capital of approximately $3.4 million at December 31, 2002. Working capital includes cash and cash equivalents of $.2 million and restricted cash of $2 million at December 31, 2002.

The Company’s principal commitments at December 31, 2002 were leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

Net cash used in operating activities was $785,795 for the nine months ended December 31, 2002. Cash was used primarily by increases in accounts receivable, and prepaid expenses and other current assets, offset by decreases in inventory and notes receivable, and increases in accounts payable and accrued expenses and other current liabilities.

Net cash used in investing activities was $33,403 for the nine months ended December 31, 2002. Cash was invested in property and equipment in the amount of $36,159, and $2,756 was received for the sale of miscellaneous property and equipment no longer used by the Company.

Net cash provided by financing activities was $860,010 for the nine months ended December 31, 2002, representing a net increase in the Company’s revolving line of credit of $1,422,137, offset by payments of long-term debt and capital leases of $509,121, and financing costs of $53,006 associated with the modification of the credit line with Standard.

On October 24, 2000, the Company obtained from Mellon Bank N.A. (“Mellon”) a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving credit facility bears interest at the floating rate of 0.25% per annum over the base rate. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. In conjunction with the closing of the credit facility, the Company deposited $2 million in a restricted cash account with Mellon. The credit facility prohibits the payment of dividends. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon, increasing the line to $23 million. On October 28, 2002, the Company executed a Fourth Amendment and Modification to Loan and Security Agreement with Standard. The amendment extended the contract period of the loan and security agreement to expire on October 24, 2004, from the original contract period which would have expired on October 24, 2003. In addition, the amendment modified the borrowing base, quarterly and annual net income, net worth and current ratio covenants commencing with the fiscal quarter ended September 30, 2002, and the applicable interest rate margin commencing April 1, 2003. The amendment also imposed certain accounts receivable limitations and instituted a new indebtedness to net worth ratio for the fiscal year ending March 31, 2003 and for each fiscal year end thereafter. The Company was not in compliance with the net income covenant for the quarter ended December 31, 2002. The Company is however in negotiations with Standard along with other banks and expects to resolve this matter shortly. The interest rate on the term loan was 5.5%, and the interest rate on the revolving credit facility was 4.25% at December 31, 2002. The outstanding balances on the revolving line of credit and term loan were approximately $20.4 million and $.6 million, respectively, as of December 31, 2002. The availability on the line of credit at December 31, 2002 was approximately $2.1 million, based on eligible borrowing limits at that date.

The Company has sufficient liquidity to meet its projections for the next 12 months. However, if the Company looks into acquisitions, then it may need to obtain outside financing, which may be in the form of bank financing or from the capital markets.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At December 31, 2002, the Company’s outstanding debt with Standard was approximately $20.4 million on the line of credit and $.6 million on the term loan. The interest rates charged on the line of credit and term loan are floating rates subject to periodic adjustment. At December 31, 2002, the interest rates charged on the line of credit and term loan were 4.25% and 5.5%, respectively. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2002 should have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

* Filed herewith.

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Articles of Incorporation of NuMed Surgical, Inc., filed October 18, 1993. (1)

3.2	Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3	Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4	Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5	Articles of Amendment to Articles of Incorporation of Nutriceuticals.com Corporation, filed January 11, 2000. (8)

3.6	Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000. (7)

10.2	Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000 (8)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated October 1, 2001. (12)

10.4	Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.5	Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000. (9)

10.6	Second Amended Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South, and Standard Federal Bank National Association, as successor in interest to Mellon Bank, N.A., dated October 22, 2001. (12)

10.7	Third Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc, Valley Drug Company South and Standard Federal Bank National Association, dated June 5, 2002. (14)

10.8	DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.9	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.10	Fourth Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South and Standard Federal Bank National Association dated October 28, 2002. (15)

21.0	Subsidiaries of DrugMax.com, Inc. (9)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(15)	Incorporated by reference to the Company’s Form 10-Q, filed October 17, 2002.

(b) Reports on Form 8-K.

During the three months ended December 31, 2002, the Company filed no reports on Form 8-K.

Subsequent to December 31, 2002, the Company filed one Form 8-K on February 10, 2003, in connection with the change of independent accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DrugMax, Inc.

Date:	February 14, 2003	By:	/s/ Jugal K. Taneja
Jugal K. Taneja
Chief Executive Officer

Date:	February 14, 2003	By:	/s/ Ronald J. Patrick
Ronald J. Patrick
Chief Financial Officer, Vice President of Finance, Secretary and Treasurer

Date:	February 14, 2003	By:	/s/ William L. LaGamba
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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

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

Dated: February 14, 2003	By:	/s/ Jugal K. Taneja
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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated: February 14, 2003	By:	/s/ Ronald J. Patrick
Ronald J. Patrick
Chief Financial Officer