Form 10KSB/A
period 2002-03-31
DRUGMAX INC
filed 2003-03-14
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15445

DRUGMAX, INC.,
formerly known as DrugMax.com, Inc.

(Name of small business issuer in its charter)

STATE OF NEVADA (State or other jurisdiction of incorporation or organization)	34-1755390 (IRS Employer Identification No.)

12505 Starkey Road, Suite A, Largo, Florida (Address of Principal Executive Officers)	33773 (Zip Code)

Issuer’s telephone number: (727) 533-0431

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, Par value $.001 per share
(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☒

Issuer’s revenues for its most recent fiscal year were $271,287,988.

The number of shares outstanding of the Issuer’s common stock at $.001 par value as of June 17, 2002, was 7,121,833. The aggregate market value of the common stock held by non-affiliates of the registrant (approximately 3,451,828 shares) was approximately $10,010,301, as computed by the closing price of such common stock, $2.90, as of June 17, 2002.

INTRODUCTORY NOTE – This Amendment No. 1 on Form 10-KSB/A to the Registrant’s Form 10-KSB for the year ended March 31, 2002 originally filed on July 1, 2002 (the “Original Filing”) is being filed for the purposes of giving effect to the restatement of the Company’s consolidated financial statements for the years ended March 31, 2002 and 2001. See note 17 to the consolidated financial statements contained herein for a summary of the significant effects of the restatement. Accordingly, the registrant hereby amends the Original Filing by amending and restating items 6, 7 and 13, in their entirety as follows:

PART II

Item 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As discussed in Note 17 to the consolidated financial statements included in Item 7, the Company has restated its consolidated financial statements as of and for the years ended March 31, 2002 and 2001. The following management discussion and analysis takes into account the effects of the restatement and should be read in conjunction with the consolidated financial statements and notes thereto presented in this Form 10-KSB/A.

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

Revenue Recognition. The Company recognizes revenue on its core distribution segment when goods are shipped and title or risk of loss resides with unaffiliated customers, and at which time the appropriate provisions are recorded for estimated contractual chargeback credits from the manufacturers based on the Company’s contract with the manufacturer. Rebates and allowances are recorded as a component of cost of sales in the period they are received from the vendor or manufacturer unless such rebates and allowances are reasonably estimable at the end of a reporting period. The Company records chargeback credits due from its vendors in the period when the sale is made to the customer which is eligible for contract pricing from the manufacturer.

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

Goodwill and Intangible Assets. The Company has completed several acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets (“SFAS No. 142”), the Company ceased amortization of goodwill effective April 2001, and reviews goodwill annually for impairment. Goodwill and intangibles related to acquisitions are determined based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of the fair value of the Company’s reportable unit over the fair value of identifiable assets and liabilities, based on the annual impairment test. Useful lives are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows.

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

Operating Expense. The Company incurred operating expenses of approximately $5.8 million and $12.5 million for the years ended March 31, 2002 and 2001, respectively. Operating expenses in the year ended March 31, 2002 include approximately $5.4 million in selling, general, administrative, and other direct operating expenses, $135,000 in amortization of a contractual agreement and financing costs, and $245,000 in depreciation expense. For the year ended March 31, 2001, the selling, general, administrative and other direct operating expenses were approximately $5.2 million, amortization of financing costs was $64,300, depreciation expense was $248,000, and costs for amortization of goodwill was $2.6 million associated with the acquisitions of Becan, Valley, Desktop and VetMall, and an impairment of assets charge of approximately $4.4 million. The Company recorded a special charge in the year ended March 31, 2001, for impairment of assets after management’s assessment of the acquired goodwill and software arising from the acquisitions of Desktop and VetMall. Selling, general, administrative and other direct operating expenses increased approximately $294,000 in the year ended March 31, 2002 over the year ended March 31, 2001, net of amortization of goodwill and impairment of assets charge. The increase is due to the acquisition of Penner in October 2001, which added approximately $183,200 in direct operating expenses each month through the year ended March 31, 2002; however, the percentage of operating expenses, before amortization and depreciation expense, and asset impairment write-off, decreased from the year ended March 31, 2001 to March 31, 2002, from 3.0% to 2.0%, as compared to revenues, an improvement of 33%. This improvement reflects increased warehouse efficiencies, economies of scale associated with the Company’s growth, cost control efforts, and the elimination of duplicate services resulting from recent mergers.

Interest Expense.  Interest expense was approximately $1 million and $2 million for the years ended March 31, 2002 and 2001, respectively. During fiscal year 2001, deferred financing costs associated with the Merrill Lynch line of credit totaling approximately $.9 million were amortized to interest expense. On October 24, 2000, the Company obtained a new revolving line of credit and term loan with Mellon

Bank N.A. (“Mellon”), the proceeds of which were used to satisfy the prior Merrill Lynch and National City credit facilities. In March 2001, the certificate of deposit with First Community Bank matured and was used to satisfy the associated outstanding line of credit with First Community Bank. On October 29, 2001, the Company executed a loan modification agreement modifying its original line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon. The decrease in interest expense from the prior year also resulted from increased levels of borrowing offset by lower interest rates under the Company’s current revolving line of credit and term loan.

Extraordinary Loss on Extinguishment of Debt. Upon the early extinguishment of the Merrill Lynch line of credit in October 2000, the Company recognized an extraordinary loss of $572,244, which represented the unamortized balance of deferred financing costs related to a warrant issued to a director and non-employee consultant as a result of the director’s acting as a guarantor of the Merrill Lynch line of credit.

Net Income (Loss) Per Share. The net income per share for the year ended March 31, 2002 amounted to $.29 per basic and $.28 per diluted share. At March 31, 2001, the Company had a deferred income tax asset valuation allowance of approximately $1.5 million. During the year ended March 31, 2002, the Company reduced the entire valuation allowance, and booked approximately $1.1 million of deferred income tax benefit, net of current year deferred income tax expense of $354,952, which provided the Company with net income of $.16 per basic and $.15 per diluted share. If amortization expense for goodwill was not included in fiscal 2001 as presented in the current year under SFAS No. 142, it would have had the effect of decreasing the basic and diluted net loss per share by $.40 for the year ended March 31, 2001.

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

Net cash used in investing activities of $603,209 for the year ended March 31, 2002 represents $488,619 cash paid for the acquisition of Penner, and $68,250 for purchases of property and equipment, and $49,000 for an investment in MorepenMax.

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

PART IV

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

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

10.10

Third Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc, Valley Drug Company South and Standar5d Federal Bank National Association, dated June 5, 2002. (14)

10.11	DrugMax.com, Inc.1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.12	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

21.0	Subsidiaries of DrugMax.com, Inc. (9)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002. *

______________

      *    Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Original Filing, as defined above.

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

DRUGMAX, INC
Dated: March 5, 2003	By:	/s/ JUGAL K. TANEJA

Jugal K. Taneja,
Chief Executive Officer and Chairman of the Board

Dated: March 5, 2003	By:	/s/ WILLIAM L. LAGAMBA

William L. LaGamba,
President and Chief Operating Officer

Dated: March 5, 2003	By:	/s/ RONALD J. PATRICK

Ronald J. Patrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JUGAL K. TANEJA	Chairman of the Board, Chief Executive Officer and Director	March 5, 2003

Jugal K. Taneja

By:	/s/ WILLIAM L. LAGAMBA	President, Chief Operating Officer and Director	March 5, 2003

William L. LaGamba

By:	/s/ RONALD J. PATRICK	Chief Financial Officer and Director	March 5, 2003

Ronald J. Patrick

By:	/s/ Dr.HOWARD L. HOWELL, DDS	Director	March 5, 2003

Dr. Howard L. Howell, DDS

By:	/s/ SUSHIL SURI	Director	March 5, 2003

Sushil Suri

By:	/s/ MARTIN SPERBER	Director	March 7, 2003

Martin Sperber

By:	/s/ ROBERT G. LOUGHREY	Director	March 7, 2003

Robert G. Loughrey

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jugal K. Taneja, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of DrugMax, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: March 5, 2003	By:	/s/ JUGAL K. TANEJA

Jugal K. Taneja Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Ronald J. Patrick, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of DrugMax, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: March 5, 2003	By:	/s/ RONALD J. PATRICK

Ronald J. Patrick Chief Financial Officer

DRUGMAX, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2002.

As discussed in Note 17, the consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida June 27, 2002 (November 22, 2002 as to Note 17)

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 and 2001

	2002	2001

	(As Restated) (See Note 17)	(As Restated) (See Note 17)

ASSETS
Current assets:
Cash and cash equivalents	$167,373	$436,387
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $340,575 and $381,944	14,001,696	14,864,396
Inventory	20,682,439	10,694,155
Due from affiliates	23,498	25,861
Net deferred income tax asset - current	465,630	—
Prepaid expenses and other current assets	624,207	373,928

Total current assets	37,964,843	28,394,727

Property and equipment, net	989,921	504,906
Goodwill	25,314,298	25,179,255
Intangible assets, net	276,914	44
Stockholder notes receivable	100,000	100,000
Notes receivable	607,417	—
Net deferred income tax asset - long term	637,918	—
Deferred financing costs, net	215,477	284,950
Other assets	151,226	159,888
Deposits	44,743	7,520

Total assets	$66,302,757	$54,631,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,844,766	$11,448,473
Accrued expenses and other current liabilities	421,318	360,911
Credit lines payable	18,929,575	11,944,497
Current portion of long-term debt and capital leases	676,365	666,660
Due to affiliates	4,377	51,097

Total current liabilities	33,876,401	24,471,638

Long-term debt and capital leases	478,200	1,111,118
Other long-term liabilities	501,561	2,470,311

Total liabilities	34,856,162	28,053,067

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,119,172 and 6,468,754 shares issued and outstanding	7,120	6,470
Additional paid-in capital	40,967,355	38,106,755
Accumulated deficit	(9,527,880)	(11,535,002)

Total stockholders’ equity	31,446,595	26,578,223

Total liabilities and stockholders’ equity	$66,302,757	$54,631,290

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2002 and 2001

	2002	2001

		(As Restated)
		(See Note 17)

Revenues	$271,287,988	$177,713,064

Cost of goods sold	263,775,382	172,181,663

Gross profit	7,512,606	5,531,401

Selling, general and administrative expenses	5,388,633	5,163,124
Amortization expense	135,010	2,614,514
Depreciation expense	245,280	247,868
Impairment of assets	—	4,439,749

Total operating expenses	5,768,923	12,465,255

Operating income (loss)	1,743,683	(6,933,854)

Other income (expense):
Interest income	63,553	255,374
Other income and expenses, net	98,612	(13,861)
Interest expense	(1,002,274)	(2,041,581)

Total other expense	(840,109)	(1,800,068)

Income (loss) before income tax benefit	903,574	(8,733,922)

Income tax benefit	1,103,548	—

Income (loss) before extraordinary item	2,007,122	(8,733,922)

Extraordinary loss on extinguishment of debt	—	(572,244)

Net income (loss)	$2,007,122	$(9,306,166)

Basic net income (loss) per common share:
Income (loss) before extraordinary item	$0.29	$(1.36)
Extraordinary loss on extinguishment of debt	—	(0.09)

Net income (loss) per common share - basic	$0.29	$(1.45)

Diluted net income (loss) per common share:
Income (loss) before extraordinary item	$0.28	$(1.36)
Extraordinary loss on extinguishment of debt	—	(0.09)

Net income (loss) per common share - diluted	$0.28	$(1.45)

Weighted average shares outstanding - basic	7,034,969	6,419,950

Weighted average shares outstanding - diluted	7,234,024	6,419,950

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended March 31, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balances at April 1, 2000 as previously reported	$6,202	$34,079,957	$(2,093,419)	$31,992,740

Prior period adjustment - see Note 17	—	1,625,000	(135,417)	1,489,583

Balances at April 1, 2000, as restated*	6,202	35,704,957	(2,228,836)	33,482,323

Issuance of 217,255 shares for acquisition of Valley Drug Co.	217	2,199,490	—	2,199,707

Issuance of 50,000 shares to Utendahl Capital Partners LP	50	196,825	—	196,875

Issuance of 1,000 shares	1	5,483	—	5,484

Net loss*	—	—	(9,306,166)	(9,306,166)

Balances at March 31, 2001*	6,470	38,106,755	(11,535,002)	26,578,223

Issuance of 500,000 shares to Dynamic Health Products, Inc.	500	1,968,250	—	1,968,750

Issuance of 125,418 shares for acquisition of Penner & Welsch, Inc.	125	749,875	—	750,000

Issuance of 25,000 shares for non-compete agreement	25	142,475	—	142,500

Net income	—	—	2,007,122	2,007,122

Balances at March 31, 2002*	$7,120	$40,967,355	$(9,527,880)	$31,446,595

      *    As Restated, See Note 17

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2002 and 2001

	2002	2001

		(As Restated)
		(See Note 17)

Cash flows from operating activities:
Net income (loss)	$2,007,122	$(9,306,166)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Extraordinary loss on extinguishment of debt	—	572,244
Depreciation and amortization	380,290	3,779,721
Impairment of assets	—	4,439,749
Bad debt expense	35,757	99,044
Loss on disposal of assets	5,303	13,861
Increase in net deferred income tax asset	(1,103,548)	—
Expense on issuance of common stock	—	202,359
Changes in operating assets and liabilities:
Increase in accounts receivable	(385,375)	(7,378,704)
Increase in inventory	(9,270,331)	(2,587,278)
Decrease/(increase) in due from affiliates	2,363	(12,297)
Increase in prepaid expenses and other current assets	(29,175)	(671,211)
Decrease/(increase) in other assets	105,662	(159,888)
Decrease in shareholder notes receivable	—	70,000
Decrease in notes receivable	—	37,614
(Increase)/decrease in deposits	(31,072)	2,222
Increase in accounts payable	2,396,293	4,317,028
Decrease in accrued expenses and other current liabilities	(3,074)	(262,579)

Net cash used in operating activities	(5,889,785)	(6,844,281)

Cash flows from investing activities:
Purchases of property and equipment	(68,250)	(111,576)
Proceeds from sale of property and equipment	2,660	—
Investment in MorepenMax, Inc.	(49,000)	—
Cash paid for acquisitions, net	(488,619)	(1,757,481)

Net cash used in investing activities	(603,209)	(1,869,057)

Cash flows from financing activities:
Increase in restricted cash	—	(2,000,000)
Net change under revolving line of credit agreements	6,985,078	5,339,402
Increase in deferred financing costs	(50,500)	(276,466)
Payments of long-term debt and capital leases	(663,878)	(1,974,281)
Proceeds from issuance of note payable	—	2,000,000
(Payments to)/ proceeds from affiliates - net	(46,720)	40,941

Net cash provided by financing activities	6,223,980	3,129,596

Net decrease in cash and cash equivalents	(269,014)	(5,583,742)

Cash and cash equivalents at beginning of year	436,387	6,020,129

Cash and cash equivalents at end of year	$167,373	$436,387

Supplemental disclosures of cash flows information:
Cash paid for interest	$996,276	$1,045,062

Cash paid for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Continued)

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

(Concluded)

DRUGMAX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

Property and equipment is stated at depreciated cost. A provision for depreciation is computed using the straight-line method over the estimated useful lives which are as follows:

Fixed Asset Category	Use Life for Depreciation

Furniture and fixtures	7 or 15 years
Computer equipment	5 years
Computer software	3 or 10 years
Leasehold improvements	3 - 31 years
Office equipment	5 years
Warehouse machinery and equipment	7 years
Vehicles	5 years

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

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective April 1, 2001. A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

	For the Year Ended March 31, 2002	For the Year Ended March 31, 2001

Reported income (loss) before extraordinary item	$2,007,122	$(8,733,922)
Add: Goodwill amortization, net of income tax	—	2,550,166

Adjusted income (loss) before extraordinary item	$2,007,122	$(6,183,756)

Reported net income (loss)	$2,007,122	$(9,306,166)
Add: Goodwill amortization, net of income tax	—	2,550,166

Adjusted net income (loss)	$2,007,122	$(6,756,000)

Basic income (loss) before extraordinary item per common share:
Reported income (loss) before extraordinary item	$0.29	$(1.36)
Goodwill amortization, net of income tax	—	0.40

Adjusted income (loss) before extraordinary item	$0.29	$(0.96)

Diluted income (loss) before extraordinary item per common share:
Reported income (loss) before extraordinary item	$0.28	$(1.36)
Goodwill amortization, net of income tax	—	0.40

Adjusted income (loss) before extraordinary item	$0.28	$(0.96)

Basic net income (loss) per common share:
Reported net income (loss)	$0.29	$(1.45)
Goodwill amortization, net of income tax	—	0.40

Adjusted net income (loss)	$0.29	$(1.05)

Diluted net income (loss) per common share:
Reported net income (loss)	$0.28	$(1.45)
Goodwill amortization, net of income tax	—	0.40

Adjusted net income (loss)	$0.28	$(1.05)

Deferred Financing Costs

In March 2000, the Company recorded deferred financing costs of $1,625,000 for a warrant issued to a director and non-employee consultant as a result of the director’s acting as a guarantor of the Merrill Lynch line of credit (see Notes 9, 12 and 17). The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility; therefore, the unamortized balance of deferred financing costs of $572,244 was written off in October 2000. In conjunction with the closing of the Mellon credit facility in October 2000, and the loan modification agreement executed October 2001 with Standard (see Note 9), the Company capitalized approximately $390,000 in financing costs incurred in obtaining the loans. These costs are being amortized over three years, the life of the term loans, under the effective interest rate method. Amortization of deferred financing costs was $119,957 and $981,593 for the years ended March 31, 2002 and 2001, respectively. Accumulated amortization of deferred financing costs was $174,948 and $54,991 at March 31, 2002 and 2001, respectively.

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

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has continued to recognize stock-based compensation in accordance with APB Opinion No. 25.

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

Revenue Recognition

The Company recognizes revenue on its core distribution segment when goods are shipped and title or risk of loss resides with unaffiliated customers or when services are provided. Rebates and allowances are recorded as a component of cost of goods sold in the period they are received from the vendor or manufacturer unless such rebates and allowances are reasonably estimable at the end of a reporting period. The Company records chargeback credits due from its vendors in the period when the sale is made to the customer which is eligible for contract pricing from the manufacturer.

Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to 2002 presentation.

Recent Accounting Pronouncements

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

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. The Company is assessing the impact, if any, SFAS No. 145 will have on the consolidated financial statements.

NOTE 3 - ACQUISITIONS

On April 19, 2000, DrugMax Acquisition Corporation (“Buyer”), a wholly owned subsidiary of the Company, Valley, Ronald J. Patrick (“Patrick”) and Ralph A. Blundo (“Blundo” and together with Patrick, the “Sellers”) signed a Merger Purchase Agreement (the “Agreement”). In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company’s common stock and cash in the amount of $1.7 million. In addition, the Sellers deposited 22,666 shares of the Company’s common stock with an escrow agent (the “Holdback Shares”). Based on audited financial statements of Valley as of April 19, 2000, the stockholders’ equity amounted to $400,667, which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares have been returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly $3.6 million of goodwill was recorded. Prior to April 1, 2001, goodwill was being amortized over fifteen (15) years.

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

The unaudited pro forma effect of the acquisitions of Valley and Penner on the Company’s revenues, net income (loss) and net income (loss) per basic and diluted share, had the acquisitions occurred on April 1, 2000 is as follows:

	For the Year Ended March 31, 2002	For the Year Ended March 31, 2001

Revenues	$273,944,559	$217,364,674
Loss before extraordinary item	($22,483)	($12,528,111)
Net loss	($22,483)	($13,100,355)
Basic and diluted loss before extraordinary item per share	($0.00)	($1.91)
Basic and diluted net loss per share	(0.00)	(1.99)

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

NOTE 4 - IMPAIRMENT OF ASSETS

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

NOTE 5 - PROPERTY AND EQUIPMENT

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

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table reflects the components of other intangible assets:

	March 31, 2002		March 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Non compete agreement	$142,500	$15,000	$—	$—
Domain name	200	200	200	156

Total	$142,700	$15,200	$200	$156

Non-amortizable intangible assets:
Domain name	$149,414	$—	$—	$—

Amortization expense for the fiscal years ended March 31, 2002 and 2001 was $15,044 and $2,550,260, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ended March 31	Amount

2003	$36,000
2004	36,000
2005	36,000
2006	19,500
2007	—

NOTE 7 - NOTES RECEIVABLE

On March 28, 2002, the Company negotiated a note maturing on March 31, 2007 with one of its customers for an account receivable. The note bears interest at 6%, is collateralized by the customer’s accounts receivable and inventory, and requires any subsequent charges after the date of the note to be paid currently in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2002 was $329,012, of which $65,520, representing the portion due within one year, is included in other current assets.

On March 28, 2002, the Company negotiated a note maturing on March 31, 2007 with one of its customers for an account receivable. The note bears interest at 6%, is unsecured, and requires any subsequent charges after the date of the note to be paid currently in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2002 was $411,269, of which $67,344, representing the portion due within one year, is included in other current assets.

NOTE 8 - INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities, net of valuation allowance, as of March 31, 2002 and 2001 are as follows:

	2002	2001

Net operating losses	$607,258	$926,000
Net operating losses - acquired	190,384	416,000
Use of cash basis method of accounting for income tax purposes	(128,500)	(193,500)
Uniform capitalization of inventory cost	244,306	—
Basis difference in property and equipment	(32,627)	—
Bad debt and other accruals	222,726	310,000

Net deferred income tax assets	1,103,548	1,458,500
Valuation allowance	—	(1,458,500)

Net deferred income tax asset after valuation allowance	$1,103,548	$—

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

NOTE 9 - DEBT

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

In March 2000, the Company entered into a line of credit agreement with Merrill Lynch. The line of credit enabled the Company to borrow a maximum of $5,000,000 with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility. In conjunction with this repayment, the unamortized deferred loan costs associated with the line of credit were written off as an extraordinary loss on early extinguishment of debt (see Note 17).

On October 24, 2000, the Company obtained from Mellon a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard, increasing the line to $23 million. The term loan is payable at $55,556 principal per month over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. The interest rate on the term loan at March 31, 2002 was 6.0%. The revolving credit facility bears interest at the floating rate of 0.25% per annum above the base rate. The interest rate on the revolving credit facility at March 31, 2001 was 4.75%. Loan costs of approximately $390,000 were capitalized and are being amortized over the life of the term loan. The outstanding balances on the revolving line of credit and term loan were $18,929,575 and $1,117,866, respectively, as of March 31, 2002. The availability on the line of credit at March 31, 2002 was approximately $.6 million. In conjunction with the closing of the credit facility, the Company deposited $2 million in a restricted account with Mellon. The credit facility prohibits the payment of dividends.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments, by year and in aggregate under non-cancelable leases that have initial or remaining terms in excess of one year, are as follows:

Year Ending March 31	Operating Leases	Capital Leases

2003	$314,027	$14,163
2004	287,393	14,163
2005	202,142	14,163
2006	184,729	3,835
2007	97,995	—
Thereafter	—	—

Total payments	$1,086,286	46,324

Less amount representing interest		(9,306)

Total present value of minimum lease payments		$37,018

Total rent expense for the years ended March 31, 2002 and 2001 was approximately $226,000 and $177,700, respectively.

Litigation

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. At March 31, 2002, no warrants had been issued to GAF. As of June 27, 2002, GAF had not instituted any legal proceedings against the Company, and the Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

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

NOTE 11 - EMPLOYEE BENEFIT PLAN

In January 2002, the Company adopted the DrugMax, Inc. 401(k) Plan (the “401(k) Plan”). Full time employees are eligible to participate in the 401(k) Plan beginning the next quarterly enrollment date after completion of one year of employment with the Company. Eligible employees may contribute up to $11,000 of their annual compensation on a pre-tax basis for the 2002 401(k) Plan year. Participant contributions are immediately vested. In addition, under the terms of the 401(k) Plan, for each plan year, the Company may contribute an amount of matching contributions determined by the Company at its discretion. Participants become vested in the Company matching contributions over a six-year period. The Company made no contributions to the 401(k) Plan in the fiscal year ended March 31, 2002.

NOTE 12 - STOCK AND BENEFIT PLANS

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

The total costs incurred by the Company were approximately $456,700, and were capitalized during the third quarter of 2001. During the fourth quarter of 2001, management determined that market conditions were not conducive to a successful secondary offering of securities and cancelled the registration. As such, all costs incurred and capitalized relative to this offering, were expensed as an impairment of assets during 2001. On October 30, 2001, the Company filed Form RW with the Securities and Exchange Commission requesting consent to withdraw the Company’s Registration Statement on Form SB-2.

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

On January 23, 2000, the Company granted a director and a non-employee consultant to the Company, a three-year warrant to purchase 200,000 shares of common stock at an exercise price of $15.98, which approximates the 30-day weighted average of the stock price from January 23, 2000 to February 22, 2000. The warrants were immediately vested on January 23, 2000. The grant was made as a result of the director’s acting as a guarantor of the $5,000,000 Merrill Lynch line of credit (see Note 9). The warrants had an estimated fair value of approximately $1,625,000, which was determined using the Black-Scholes Model, assuming an expected life of 3 years, a risk-free interest rate of 6.63%, expected volatility of 75%, and no dividends. The fair value of the warrant was amortized over the term of the line of credit (see Note 17).

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

Outstanding options under the Plan vest over a one- to three-year period. As of March 31, 2002 and 2001, 636,533 and 106,432 options, respectively, with a weighted average exercise price of $7.13 and $12.78, respectively, were exercisable. The following is a summary of stock options outstanding and exercisable as of March 31, 2002.

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Options Exercisable

$ 10.00	10,000	7.59	10,000
13.00	178,800	7.76	126,533
14.30	50,000	2.76	50,000
11.38	7,500	8.09	2,500
10.88	30,000	8.18	10,000
7.00	7,500	8.43	2,500
3.50	613,600	9.01	187,500
5.70	900	9.29	—
5.00	207,500	9.44	207,500
5.75	40,000	4.55	40,000
6.05	73,300	9.67	—

	1,219,100		636,533

Remaining non-exercisable options as of March 31, 2002 become exercisable as follows:

2003	234,040
2004	181,764
2005	166,763

582,567

In January 2000, the Company granted 50,000 options to Stephen M. Watters, a greater-than-10%-stockholder and director of the Company, at an exercise price of $14.30, which was 110% of the fair market value of the stock on the date of the grant. Such options expire 5 years from the date of the grant.

The Company applies APB Opinion No. 25 in accounting for its stock options. Accordingly, no compensation cost has been recognized for the options granted to employees and directors because the exercise price equaled or exceeded the fair market value on the date of the grant. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and net income (loss) per share would have been as follows for the years ended March 31, 2002 and 2001:

	2002	2001

Net income (loss), as reported	$2,007,122	$(9,306,166)
Net loss, pro forma	$(573,497)	$(10,664,349)
Net income (loss) per common share-basic, as reported	$0.29	$(1.45)
Net loss per common share-basic, pro forma	$(0.08)	$(1.66)
Net income (loss) per common share-diluted, as reported	$0.28	$(1.45)
Net loss per common share-diluted, pro forma	$(0.08)	$(1.66)

The weighted-average fair value of options granted for the years ending March 31, 2002 and 2001 was $2.77 and $10.11, respectively. The estimated fair value for the above options was determined using the Black-Scholes method with the following weighted-average assumptions used for grants in 2002 and 2001:

	2002	2001

Dividend yield	0.00%	0.00%
Option term	5 – 10 years	10 years
Expected volatility	67%	85%
Risk-free interest rate	3.94% - 5.31%	5.38%

NOTE 13 - RELATED PARTY TRANSACTIONS

On September 13, 2000, the Company entered into a management agreement with Penner, pursuant to which it agreed to manage the day-to-day operations of Penner during the bankruptcy proceeding in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. In turn, the Company entered into a management agreement with Dynamic Health Products, Inc. (“Dynamic”) pursuant to which Dynamic provided accounting support services to the Company in connection with the Company’s management responsibilities relating to Penner. Pursuant to this agreement, Dynamic was entitled to receive one-third of all fees collected by the Company from Penner. In fiscal 2002 and fiscal 2001, the total fees paid to Dynamic by the Company were $225,226 and $229,417, respectively. Both agreements were terminated in October, 2001, in connection with the closing of the acquisition of certain assets from Penner by the Company.

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

NOTE 14 - SEGMENT INFORMATION

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

During the fiscal year ended March 31,2001, the Company operated two industry segments: wholesale distribution and computer software development. During the fiscal year ended March 31, 2002, the Company did not operate the software development segment and has made the determination to concentrate on the Company’s core wholesale distribution businesses. The Company has determined that is has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in fiscal year 2002, and substantially all of consolidated revenues in fiscal year 2001. The accounting policies of the operating segment are those discussed in Note 2, Summary of Significant Accounting Policies.

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

NOTE 15 - MAJOR CUSTOMER CONCENTRATION

During the years ended March 31, 2002 and 2001, the Company’s 10 largest customers accounted for approximately 37% and 39%, respectively, of the Company’s net sales. The Company’s largest customer during fiscal 2002 accounted for approximately 13% of the Company’s net sales, and the Company’s largest customer in fiscal 2001, which was a different customer, accounted for approximately 16% of net sales. . At March 31, 2002 the Company did not have any one customer with an outstanding account receivable balance which accounted for 10% or greater of the total accounts receivable of the Company. At March 31, 2001, the Company had an account receivable from Penner which represented approximately 17% of the total accounts receivable of the Company. The high concentration of receivables from Penner occurred during the period that the Company was managing Penner prior to its acquisition by the Company (see Note 3).

NOTE 16 - SUBSEQUENT EVENTS

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

NOTE 17 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended March 31, 2002, the Company determined that the accounting treatment for a warrant issued to a director and non-employee consultant on January 23, 2000 as a result of the director’s acting as a guarantor of the Company’s $5,000,000 Merrill Lynch line of credit (see Note 12) was not in accordance with guidance established under APB Opinion No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” Because the warrants were issued to a non-employee director for services outside his role as a director, the warrants should have been accounted for under SFAS No. 123. Accordingly, the fair value of the warrants of $1,625,000 should have been recognized as deferred financing costs in January 2000 and amortized to interest expense over the one-year term of the line of credit, beginning in March 2000. The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility (see Note 9); therefore, the unamortized balance of the financing costs of $572,244 should have been recognized as an extraordinary loss on the early extinguishment of debt in October 2000. The Company has not treated the warrant expense as a deductible item in its tax returns, and has concluded that the warrant expense will be treated as a permanent difference, which does not create tax benefits for the Company. As a result, the consolidated financial statements as of and for the years ended March 31, 2002 and 2001 have been restated from the amounts previously reported. In addition, the consolidated financial statements as of and for the quarterly periods ended June 30, 2000, September 30, 2000, December 31, 2000, June 30, 2001, September 30, 2001, and December 31, 2001 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement on the Company’s consolidated statement of operations for the year ended March 31, 2001 is as follows:

	Year Ended March 31, 2001

	As Previously Reported	Adjustments	As Restated

Interest expense	$1,124,242	$917,339	$2,041,581
Loss before extraordinary item	7,816,583	917,339	8,733,922
Extraordinary loss on extinguishment of debt	—	572,244	572,244
Net loss	7,816,583	1,489,583	9,306,166
Net loss per common share – basic and diluted:
Loss before extraordinary item	$1.22	$0.14	$1.36
Extraordinary loss on extinguishment of debt	—	0.09	0.09

Net loss per common share – basic and diluted	$1.22	$0.23	$1.45

A summary of the significant effects of the restatement on the Company’s consolidated balance sheets as of March 31, 2002 and 2001 is as follows:

	As of March 31, 2002			As of March 31, 2001

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Additional paid-in capital	$39,342,355	$1,625,000	$40,967,355	$36,481,755	$1,625,000	$38,106,755
Accumulated deficit	(7,902,880)	(1,625,000)	(9,527,880)	(9,910,002)	(1,625,000)	(11,535,002)
Total stockholders’ equity	31,446,595	—	31,446,595	26,578,223	—	26,578,223
Total liabilities and stockholders’ equity	66,302,757	—	66,302,757	54,631,290	—	54,631,290

A summary of the significant effects of the restatement on the Company’s quarterly consolidated statements of operations is as follows:

	Three Months Ended June 30, 2000	Three Months Ended September 30, 2000	Six Months Ended September 30, 2000	Three Months Ended December 31, 2000	Nine Months Ended December 31, 2000

Interest expense:
As previously reported	$223,956	$247,655	$471,611	$343,361	$814,973
Adjustments	406,250	406,250	812,500	104,839	917,339

As restated	$630,206	$653,905	$1,284,111	$448,200	$1,732,312

Loss before extraordinary item:
As previously reported				$606,204	$2,753,648
Adjustments				104,839	917,339

As restated				$711,043	$3,670,987

Extraordinary loss on extinguishment of debt:
As previously reported				$—	$—
Adjustments				572,244	572,244

As restated				$572,244	$572,244

Net loss:
As previously reported	$1,519,829	$627,610	$2,147,439	$606,204	$2,753,648
Adjustments	406,250	406,250	812,500	677,083	1,489,583

As restated	$1,926,079	$1,033,860	$2,959,939	$1,283,287	$4,243,231

Loss before extraordinary item per common share - basic and diluted:
As previously reported				$0.09	$0.43
Adjustments				0.02	0.14

As restated				$0.11	$0.57

Extraordinary loss on extinguishment of debt per common share - basic and diluted:
As previously reported				$—	$—
Adjustments				0.09	0.09

As restated				$0.09	$0.09

Net loss per common share - basic and diluted:
As previously reported	$0.24	$0.10	$0.34	$0.09	$0.43
Adjustments	0.06	0.06	0.13	0.11	0.23

As restated	$0.30	$0.16	$0.47	$0.20	$0.66

A summary of the significant effects of the restatement on the Company’s quarterly consolidated balance sheets is as follows:

	As of June 30, 2000	As of September 30, 2000	As of December 31, 2000	As of June 30, 2001	As of September 30, 2001	As of December 31, 2001

Deferred financing costs:
As previously reported	$—	$—
Adjustments	1,083,333	677,083

As restated	$1,083,333	$677,083

Total current assets:
As previously reported	$20,160,581	$25,596,557
Adjustments	1,083,333	677,083

As restated	$21,243,914	$26,273,640

Total assets:
As previously reported	$50,133,906	$54,857,181
Adjustments	1,083,333	677,083

As restated	$51,217,239	$55,534,264

Additional paid-in capital:
As previously reported	$36,279,447	$36,279,447	$36,476,272	$36,481,755	$38,450,005	$39,342,355
Adjustments	1,625,000	1,625,000	1,625,000	1,625,000	1,625,000	1,625,000

As restated	$37,904,447	$37,904,447	$38,101,272	$38,106,755	$40,075,005	$40,967,355

Accumulated deficit:
As previously reported	($3,613,248)	($4,240,858)	($4,847,067)	($9,026,353)	($8,290,888)	($7,913,875)
Adjustments	(541,667)	(947,917)	(1,625,000)	(1,625,000)	(1,625,000)	(1,625,000)

As restated	($4,154,915)	($5,188,775)	($6,472,067)	($10,651,353)	($9,915,888)	($9,538,875)

Total stockholders’ equity:
As previously reported	$32,672,618	$32,045,008	$31,635,674	$27,461,872	$30,166,087	$31,435,600
Adjustments	1,083,333	677,083	—	—	—	—

As restated	$33,755,951	$32,722,091	$31,635,674	$27,461,872	$30,166,087	$31,435,600

Total liabilities and stockholders’ equity:
As previously reported	$50,133,906	$54,857,181	$61,111,853	$58,552,810	$57,545,345	$63,254,041
Adjustments	1,083,333	677,083	—	—	—	—

As restated	$51,217,239	$55,534,264	$61,111,853	$58,552,810	$57,545,345	$63,254,041