Form 10-Q/A
period 2002-06-30
DRUGMAX INC
filed 2003-04-24
CIK 921878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

INTRODUCTORY NOTE—This Amendment No. 1 on Form 10-Q/A to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, originally filed on August 14, 2002 is being filed for the purposes of giving effect to the restatement of the Company’s condensed consolidated balance sheets as of March 31, 2002 and June 30, 2002. See Note J to the condensed consolidated financial statements contained herein for a summary of the significant effects of the restatement.

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2002

PART I—FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2002	March 31, 2002
	(As Restated)	(As Restated)
	(See Note J)	(See Note J)

ASSETS
Current assets:
Cash and cash equivalents	$145,077	$167,373
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,237,575 and $340,575	14,081,000	14,001,696
Inventory	15,273,734	20,682,439
Due from affiliates	22,836	23,498
Net deferred income tax asset—current	756,632	465,630
Prepaid expenses and other current assets	1,663,490	624,207

Total current assets	33,942,769	37,964,843

Property and equipment, net	937,912	989,921
Goodwill	25,314,298	25,314,298
Intangible assets, net	267,914	276,914
Shareholder notes receivable	100,000	100,000
Notes receivable	703,085	607,417
Net deferred income tax asset—long term	689,545	637,918
Deferred financing costs, net	202,585	215,477
Other assets	150,726	151,226
Deposits	41,567	44,743

Total assets	$62,350,401	$66,302,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,145,392	$13,844,766
Accrued expenses and other current liabilities	334,018	421,318
Credit lines payable	17,504,220	18,929,575
Current portion of long-term debt and capital leases	676,634	676,365
Due to affiliates	4,377	4,377

Total current liabilities	30,664,641	33,876,401
Long-term debt and capital leases	309,294	478,200
Other long-term liabilities	501,561	501,561

Total liabilities	31,475,496	34,856,162

Commitments and contingencies (Note F)

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,119,172 shares issued and outstanding	7,120	7,120
Additional paid-in capital	40,967,355	40,967,355
Accumulated deficit	(10,099,570)	(9,527,880)

Total stockholders’ equity	30,874,905	31,446,595

Total liabilities and stockholders’ equity	$62,350,401	$66,302,757

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2002	For the Three Months Ended June 30, 2001
Revenues	$63,103,819	$70,876,312
Cost of goods sold	61,122,993	69,075,023

Gross profit	1,980,826	1,801,289

Selling, general and administrative expenses	2,558,281	1,095,573
Amortization expense	41,893	28,353
Depreciation expense	73,915	49,820

Total operating expenses	2,674,089	1,173,746

Operating (loss) income	(693,263)	627,543

Other income (expense):
Interest income	26,251	23,285
Other income	9,356	—
Interest expense	(256,663)	(261,209)

Total other expense	(221,056)	(237,924)

(Loss) income before income tax benefit	(914,319)	389,619
Income tax benefit	342,629	494,030

Net (loss) income	$(571,690)	$883,649

Net (loss) income per common share—basic	$(0.08)	$0.13

Net (loss) income per common share—diluted	$(0.08)	$0.12

Weighted average shares outstanding—basic	7,119,172	6,968,754

Weighted average shares outstanding—diluted	7,119,172	7,107,201

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30, 2002	For the Three Months Ended June 30, 2001

Cash flows from operating activities:
Net (loss) income	$(571,690)	$883,649

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	115,808	78,173
Bad debt expense	909,800	—
Loss on disposal of assets	1,119	—
Increase in net deferred income tax asset	(342,629)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,190,301)	(3,536,295)
Decrease/(increase) in inventory	5,408,705	(275,155)
Decrease/(increase) in due from affiliates	662	(48)
Increase in prepaid expenses and other current assets	(981,142)	(432,702)
Decrease in other assets	500	—
Decrease in notes receivable	47,388	—
Decrease in deposits	3,176	80
(Decrease)/increase in accounts payable	(1,699,374)	279,376
(Decrease)/increase in accrued expenses and other current liabilities	(87,300)	28,473

Net cash provided by (used in) operating activities	1,614,722	(2,974,449)

Cash flows from investing activities:
Purchases of property and equipment	(25,780)	(7,208)
Proceeds from sale of property and equipment	2,754	—

Net cash used in investing activities	(23,026)	(7,208)

Cash flows from financing activities:
Net change under revolving line of credit agreements	(1,425,355)	2,907,869
Increase in deferred financing costs	(20,000)	—
Payments of long-term debt and capital leases	(168,637)	(166,667)
Payments to affiliates—net	—	(11,180)

Net cash (used in) provided by financing activities	(1,613,992)	2,730,022

Net decrease in cash and cash equivalents	(22,296)	(251,635)

Cash and cash equivalents at beginning of period	167,373	736,387

Cash and cash equivalents at end of period	$145,077	$484,752

Supplemental disclosures of cash flows information:
Cash paid for interest	$263,591	$268,449

Cash paid for income taxes	—	—

Supplemental schedule of non-cash activities:
Conversion of accounts receivable to notes receivable	$201,197	—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-KSB/A for the fiscal year ended March 31, 2002.

NOTE B—RECENT ACCOUNTING PRONOUNCEMENTS

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

The unaudited pro forma effect of the acquisition of Penner on the Company’s revenue, net income (loss) and net income (loss) per share, for the three months ended June 30, 2001 had the acquisition occurred on April 1, 2001are as follows:

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

NOTE D—GOODWILL AND OTHER INTANGIBLE ASSETS

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

Estimated amortization expense for each of the fiscal years ended March 31, is as follows:

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

During the three months ended June 30, 2002, the Company recorded deferred income tax benefit of $342,629. During the three months ended June 30, 2001, the Company recognized a deferred income tax asset of $494,030, which represented the reversal of $656,000 of the valuation allowance, offset by $162,000 deferred income tax expense.

NOTE F—COMMITMENTS AND CONTINGENCIES

On October 24, 2000, the Company obtained from Mellon Bank N.A. (“Mellon”) a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving credit facility bears interest at the floating rate of 0.25% per annum above the base rate. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. In conjunction with the closing of the credit facility, the Company deposited $2 million in a restricted account with Mellon. The credit facility prohibits the payment of dividends. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon, increasing the line to $23 million. On June 6, 2002, the Company executed a Third Amendment and Modification to Loan and Security Agreement (the “Amended Agreement”) with Standard modifying the original Mellon line of credit. The Amended Agreement permitted the Company to exceed the calculated line availability, by an amount of up to $2 million (the “out-of-formula advance”), for the period commencing June 5, 2002 through August 5, 2002 (the “Repayment Date”), unless cancelled upon request by the Company prior to August 5, 2002. However, at no time shall the total line of credit be advanced beyond $23,000,000. The Amended Agreement also provided that the Company’s borrowing base include the excess of the restricted cash account over the outstanding principal balance of the existing term loan. The Amended Agreement modified the financial covenants imposed on the Company’s net income, net worth and working capital ratios through March 31, 2004. On August 2, 2002, the Company executed a letter amending the Amended Agreement which amended the Repayment Date as defined in the Amended Agreement from August 5, 2002 to September 5, 2002. The Company exercised the out-of-formula provision from May 28, 2002 through June 4, 2002, pursuant to the terms of the Amended Agreement. The Company did not request out-of-formula advances against the line of credit from June 5, 2002 through August 12, 2002. On June 27, 2002, Standard provided an amendment modifying the covenants in the Loan and Security Agreement. The amendment modified the net worth covenant commencing March 31, 2002 through June 29, 2002. The Company was not in compliance with the net worth, working capital ratio, and quarterly net income covenants as of June 30, 2002. Standard has provided an amendment to amend the net worth, working capital ratio and quarterly net income (loss) covenants for the three months ended June 30, 2002 to achieve compliance. Loan costs for the original loan and subsequent amendments of approximately $420,000 were capitalized and are being amortized over the life of the term loan. The interest rate on the term loan was 6.0%, and the interest rate on the revolving credit facility was 4.75% at June 30, 2002. The outstanding balances on the revolving line of credit and term loan were $17,504,220 and $951,199, respectively, as of June 30, 2002. The availability on the line of credit at June 30, 2002 was approximately $1.5 million.

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

The Company has determined that it has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in the three months ended June 30, 2002 and 2001. The accounting policies of the operating segment are those discussed in Note 2 of the Company’s consolidated financial statements included in the Form 10-KSB/A for the year ended March 31, 2002.

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

NOTE I—SIGNIFICANT EVENTS

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

NOTE J—RESTATEMENT

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

Because the warrants were issued to a non-employee director for services outside his role as a director, the warrants should have been accounted for under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the fair value of the warrants of $1,625,000 should have been recognized as deferred financing costs in January 2000 and amortized to interest expense over the one-year term of the line of credit, beginning in March 2000. The Merrill Lynch line of credit was paid in full on October 24, 2000 with proceeds from the new Mellon credit facility; therefore, the unamortized balance of the financing costs of $572,244 should have been recognized as an extraordinary loss on the early extinguishment of debt in October 2000. The Company has not treated the warrant expense as a deductible item in its tax returns, and has concluded that the warrant expense will be treated as a permanent difference, which does not create tax benefits for the Company. As a result, the accompanying condensed consolidated balance sheets as of March 31, 2002 and June 30, 2002 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement on the Company’s condensed consolidated balance sheets is as follows:

	As of March 31, 2002			As of June 30, 2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Additional paid-in capital	$39,342,355	$1,625,000	$40,967,355	$39,342,355	$1,625,000	$40,967,355
Accumulated deficit	(7,902,880)	(1,625,000)	(9,527,880)	(8,474,570)	(1,625,000)	(10,099,570)
Total stockholders’ equity	31,446,595	—	31,446,595	30,874,905	—	30,874,905

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As discussed in Note J to the unaudited condensed consolidated financial statements included in Item 1, the Company has restated its consolidated balance sheets as of March 31, 2002 and June 30, 2002 for the incorrect accounting for warrants issued to a director. The Company has amended its Annual Report on Form 10-KSB for the year ended March 31, 2002 to include the restated consolidated financial statements for fiscal years ended March 31, 2002 and 2001.

The following management discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto presented elsewhere in this Form 10-Q/A.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the

Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available, (vi) changes in the Company’s estimates and assumptions relating to its critical accounting policies; and (vii) the Company’s ability to integrate recently acquired businesses. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-KSB/A for the year ended March 31, 2002, as well as information contained in this Form 10-Q/A. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

For the Three Months Ended June 30, 2002 and 2001.

Revenues.    The Company generated revenues of $63.1 million and $70.9 million for the three months ended June 30, 2002 and 2001, respectively. The decline in revenues for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 reflects the net impact of several factors including the loss of a major vendor contract which accounted for approximately $3 million in revenues per quarter. The Company has concentrated its overall emphasis to promote the sales of its generic products which traditionally produce a higher profit margin. Total revenues declined approximately 11% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001; however, gross margin increased from 2.5% to 3.1% for the same three month period.

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

Interest expense.    Interest expense was approximately $257,000 and $261,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease was due to more favorable interest terms under the Company’s revolving line of credit and term loan with Standard.

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

The Company’s principal commitments at June 30, 2002 included the Standard credit facility and leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

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

Recent Accounting Pronouncements

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

Item 3.	‘QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The following exhibits are filed with this report:

*	Filed herewith.

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Articles of Incorporation of NuMed Surgical, Inc., filed October 18, 1993. (1)

3.2	Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3	Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4	Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5	Articles of Amendment to Articles of Incorporation of Nutriceuticals.com Corporation, filed January 11, 2000. (8)

3.6	Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000. (7)

10.2	Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000 (8)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated October 1, 2001. (12)

10.4	Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.5	Loan and Security Agreement among DrugMax.com, Inc. and Valley Drug Company and Mellon Bank, N.A., dated October 24, 2000. (9)

10.6	Second Amended Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South, and Standard Federal Bank National Association, as successor in interest to Mellon Bank, N.A., dated October 22, 2001. (12)

10.7	Third Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc, Valley Drug Company South and Standard Federal Bank National Association, dated June 5, 2002. (14)

10.8	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.9	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

21.0	Subsidiaries of DrugMax.com, Inc. (9)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(b)  Reports on Form 8-K.

During the three months ended June 30, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DrugMax, Inc.

Date: April 24, 2003	By: /S/ JUGAL K. TANEJA Jugal K. Taneja Chief Executive Officer

Date: April 24, 2003	By: /S/ RONALD J. PATRICK Ronald J. Patrick Chief Financial Officer, Vice President of Finance, Secretary and Treasurer

Date: April 24, 2003	By: /S/ WILLIAM L. LAGAMBA William L. LaGamba President and Chief Operations Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Jugal K. Taneja, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of DrugMax, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: April 24, 2003	By:	/S/ JUGAL K. TANEJA Jugal K. Taneja Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Ronald J. Patrick, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of DrugMax, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ RONALD J. PATRICK
Ronald J. Patrick
Chief Financial Officer
Dated:	April 24, 2003