Form 10-K
period 2003-03-31
DRUGMAX INC
filed 2003-07-15
CIK 921878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15445

DRUGMAX, INC.,

formerly known as DrugMax.com, Inc.

(Exact name of registrant as specified in its charter)

STATE OF NEVADA	34-1755390
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25400 US Highway 19 North, Suite 137, Clearwater, FL	33763
(Address of Principal Executive Officers)	(Zip Code)

Issuer’s telephone number: (727) 533-0431

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, Par value $.001 per share

(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the Common Stock, $.001 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, September 30, 2002, as reported on the NASDAQ Stock Market was approximately $4,833,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of common stock as of July 9, 2003, was 7,178,976.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the Registrant’s 2003 Annual Meeting of Stockholders, which will be filed on or before July 29, 2003, are incorporated by reference in Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CAUTIONARY STATEMENTS

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by DrugMax, Inc. (the “Company”), including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company’s strategies regarding growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the Company’s ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, (v) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available, (vi) customers’ willingness to accept the Company’s Internet platform and (v) the Company’s ability to integrate recently acquired businesses. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	BUSINESS.

General

DrugMax, Inc. (Nasdaq: DMAX) is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements and other related products. The Company is headquartered in Clearwater, Florida and maintains distribution centers in Pennsylvania, Ohio, and Louisiana. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company maintains an inventory in excess of 20,000 stock keeping units from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico.

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

In March 2000, the Company diversified its operations by acquiring all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas. In addition, in May 2000, the Company formed Desktop Media Group, Inc. (“Desktop Media”) a Florida corporation, to develop web based and Internet software for the Company. On September 15, 2000, Desktop Corporation and Desktop Media executed Articles of Merger whereby Desktop Corporation was merged into Desktop Media, with Desktop Media Group, Inc. (“Desktop”) being the surviving entity. Desktop, in addition to being a designer and developer of customized Internet solutions, owned, at the time of acquisition, 50% of the outstanding shares of common stock of VetMall, LLC (later converted to a newly formed Florida corporation VetMall, Inc.) (“VetMall”), with the remaining shares being owned by W.A. Butler & Company (“Butler”), one of the nation’s largest veterinary products distributors. Concurrent with the acquisition of Desktop, the Company acquired an additional 20% interest in VetMall from Butler. In April 2003, Butler and the Company executed an agreement (the “April 2003 Agreement”) whereby Butler transferred its remaining 30% ownership in VetMall to the Company; accordingly, the Company now owns 100% of VetMall stock. Neither VetMall nor Desktop currently have any operations, and management anticipates the dissolution of these entities.

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

On October 25, 2001, the Company’s wholly-owned subsidiary, Discount Rx, Inc., a Louisiana corporation, purchased substantially all of the net assets of Penner & Welsch, Inc. (“Penner”), a wholesale distributor of pharmaceuticals based in Louisiana, pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001. Penner was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court Eastern Division of Louisiana. Prior to its acquisition, commencing in September 2000, the Company managed the day-to-day operations of Penner, in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. During such management period, the Company provided Penner with a collateralized revolving line of credit for the sole purpose of purchasing inventory from the Company. Penner has been in operation since 1963. The Company operates the acquired business in St. Rose, Louisiana under Valley Drug Company South, Inc. See “Acquisitions.”

On May 14, 2003, Discount Rx, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, purchased substantially all of the assets, subject to certain liabilities, of Avery Pharmaceuticals, Inc., Avery Wholesale Pharmaceuticals, Inc., also known as Texas Vet Supply (jointly “Avery”), and Infinity Custom Plastics, Inc. (“Infinity”), wholesale distributors of pharmaceuticals and respiratory products based in Texas, pursuant to an Asset Purchase Agreement dated May 14, 2003 (the “Avery Agreement”).

Pursuant to the Avery Agreement, the Company acquired accounts receivable, inventory, equipment, furniture, the trade name and a patent pending for the process of the manufacture of vials for the respiratory therapy industry, which preliminarily totals $1,062,518. The liabilities assumed, which were comprised principally of trade payables, upon preliminary investigation, amounted to $912,518, and capital injected of $60,000. In addition, the Company executed a promissory note to the predecessor company’s 50% shareholder, as additional consideration. The $318,000 note includes a right of set off for accounts payable in excess of an agreed upon amount assumed at closing. The original note may not be reduced below $90,000 after set off, which management believes will be the adjusted note amount. Terms of the note provide for principal payments due monthly beginning July 5, 2003 through the due date of January 5, 2006. Interest on the note is due quarterly beginning September 5, 2003 at the rate of 6% per annum. Also, the Company executed a Consulting and Non-Competition Agreement (“Consulting Agreement”) with John VerVynck (“VerVynck”) an officer and shareholder of Avery and Infinity. The Consulting Agreement provides for the payment to VerVynck of $39,360, payable bi-monthly, over the six-month term of the Consulting Agreement. The Consulting Agreement prohibits VerVynck from competing for one year following his termination and the six-month term of the consulting agreement.

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

Wholesale distributors are critical links in the pharmaceutical supply chain, helping fuel the majority of the $192.2 billion in total prescription drug sales to retailers and institutions in 2001. The Unites States’ prescription drug sales increased 11.9% from $172 billion in 2001 to $192.2 billion in 2002. Prescription drug sales are expected to grow at an annual compound rate of 10% to 11% through 2003 according to IMS Health. The principal factors contributing to this historical and expected growth are the following:

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

Objectives and Strategy

The Company’s primary business objective is to become a leading full-line wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, nutritional supplements and other related products, with a focus on sales primarily to independent pharmacies and secondarily on small and medium-sized pharmacy chains, and alternative care facilities. Historically, the Company has primarily grown its business through strategic acquisitions. In the future, the Company intends to continue to:

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

Sales and Marketing, Customer Service and Support

The Company is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements and other related products. The majority of the Company’s sales are in the pharmaceutical product line. The Company’s pharmaceutical products are divided into generic and brand products. In general, brand products offer smaller margins than generic products or the other products offered by the Company. Accordingly, while the Company continues to distribute brand products as requested by its customers, it is currently focusing its efforts on growing its generic pharmaceutical, over-the-counter and other products lines. Additionally, from time to time the Company seeks to acquire additional complimentary product lines, as it did with its acquisitions of Avery and Infinity. See “Acquisitions.”

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

During the years ended March 31, 2003, 2002 and 2001, the Company’s 10 largest customers accounted for approximately 44%, 37% and 39%, respectively, of the Company’s net sales. The Company’s two largest customers during fiscal 2003, Supreme Distributors and QK Healthcare, accounted for approximately 17% and 11%, respectively, of net sales. In fiscal 2002, the Company’s largest customer, QK Healthcare, accounted for approximately 13% of net sales, and the Company’s largest customer in fiscal 2001, Penner and Welsch, Inc., accounted for approximately 16% of net sales.

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

The Company purchases products from approximately 400 vendors, such as Pfizer, Inc., Eli Lilly and Company, Merck and others. The Company initiates purchase orders with vendors through its information system. During fiscal years 2003, 2002 and 2001, the Company’s 10 largest vendors accounted for approximately 40% (by dollar volume) of the Company’s purchases for each year. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The Company believes that its relationships with its suppliers are good.

Competition

The wholesale distribution of pharmaceuticals, health and beauty aids, and other healthcare products is highly competitive. The Company faces strong competition both in price and service from national, regional and local full-line, short-line and specialty wholesalers, service merchandisers, self-warehousing chains and from manufacturers engaged in direct distribution. In Pittsburgh, for example, where the Company maintains a distribution facility, there are a number of suppliers that provide branded pharmaceuticals and other products to independent pharmacies, Internet pharmacies, clinics and other licensed outlets. These competitors compete primarily on the basis of service and price. Other competitive factors include delivery service, credit terms, breadth of product line, customer support, merchandising and marketing programs. Certain of the Company’s competitors, including McKesson HBOC, Inc., AmerisourceBergen Corporation, and Cardinal Health Inc., have significantly greater financial and marketing resources, longer operating histories and larger customer bases than the Company does. In addition, many of the Company’s competitors have greater brand recognition and significantly greater financial, marketing and other resources, and may be able to:

•	secure merchandise from vendors on more favorable terms;

•	devote greater resources to marketing and promotional campaigns; and

•	adopt more aggressive pricing or inventory availability policies.

In addition, certain of the Company’s competitors, such as McKesson HBOC, Inc., AmerisourceBergen Company, and Cardinal Health, Inc. have developed or may be able to develop e-commerce operations that compete with the Company’s e-commerce operations, and may be able to devote substantially more resources to web site development and systems development than the Company. The online commerce market is rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at relatively low cost.

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

Intellectual Property

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

Employees

The Company employs 81 persons, 73 of which are full-time employees, and one consultant. Labor unions do not represent any of these employees. The Company considers its employee relations to be good.

Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible. Each of the employees is eligible for stock option grants in accordance with the provisions of the Company’s 1999 Stock Option Plan, as determined by the Administrator of the Plan.

In August 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Option Plan (“1999 Plan”). The purpose of the 1999 Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan provides for the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase an aggregate of 2,000,000 shares of common stock.

ACQUISITIONS

The Company made the following acquisitions during the last three fiscal years:

Valley Drug Company

On April 19, 2000, DrugMax Acquisition Corporation, a wholly owned subsidiary of the Company, Valley Drug Company (“Valley”), Ronald J. Patrick (“Patrick”) and Ralph A. Blundo (“Blundo” and together with Patrick, the “Sellers”) signed a Merger Purchase Agreement pursuant to which the Company acquired Valley. In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company’s common stock and cash in the amount of $1.7 million. Valley loaned the Sellers $170,000, of which $100,000 is outstanding at March 31, 2003, to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These interest-free notes receivable are to be repaid upon the Sellers’ sale of Company common stock, which was restricted stock subject to a holding period which ended April 19, 2001. In addition, the Sellers deposited 22,666 shares of the Company’s common stock with an escrow agent (the “Holdback Shares”). Based on audited financial statements of Valley as of April 19, 2000, the stockholders’ equity amounted to $400,667, which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares have been returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition.

Penner and Welsch, Inc.

On October 25, 2001, Discount, a wholly-owned subsidiary of the Company, purchased substantially all of the net assets of Penner & Welsch, Inc. (“Penner”), a wholesale distributor of pharmaceuticals based in Louisiana, pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001 (“the Agreement”). As previously reported by the Company, Penner was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court Eastern Division of Louisiana. Prior to this acquisition, commencing in September 2000, the Company managed the day-to-day operations of Penner, in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. During the management period, the Company provided Penner with a collateralized revolving line of credit for the sole purpose of purchasing inventory from the Company. Pursuant to the Agreement, Penner received an aggregate of 125,418 shares of restricted common stock of the Company, valued at $5.98 per share, cash in the amount of $488,619, and forgiveness of $1,604,793 in trade accounts payable and management fees owed to Discount. The source of the funds used to acquire Penner’s assets was the working capital of the Company. The Agreement, including the nature and amount of the consideration paid to Penner, was negotiated between the parties and, on October 15, 2001, was approved by the US Bankruptcy Court, Eastern Division of Louisiana. The Company operates the acquired business under Valley Drug Company South, Inc., its wholly owned subsidiary.

Avery Pharmaceuticals, Inc.

On May 14, 2003, Discount Rx, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, purchased substantially all of the assets, subject to certain liabilities, of Avery Pharmaceuticals, Inc., Avery Wholesale Pharmaceuticals, Inc., also known as Texas Vet Supply (jointly “Avery”), and Infinity Custom Plastics, Inc. (“Infinity”), wholesale distributors of pharmaceuticals and respiratory products based in Texas, pursuant to an Asset Purchase Agreement dated May 14, 2003 (the “Avery Agreement”).

Pursuant to the Avery Agreement, the Company acquired accounts receivable, inventory, equipment, furniture, the trade name and a patent pending for the process of the manufacture of vials for the respiratory therapy industry, which preliminarily totals $1,062,518. The liabilities assumed, which were comprised principally of trade payables, upon preliminary investigation, amounted to $912,518, and capital injected of $60,000. In addition, the Company executed a promissory note to the predecessor company’s 50% shareholder, as additional consideration. The $318,000 note includes a right of set off for accounts payable in excess of an agreed upon amount assumed at closing. The original note may not be reduced below $90,000 after set off, which management believes will be the adjusted note amount. Terms of the note provide for principal payments due monthly beginning July 5, 2003 through the due date of January 5, 2006. Interest on the note is due quarterly beginning September 5, 2003 at the rate of 6% per annum. Also, the Company executed a Consulting and Non-Competition Agreement (“Consulting Agreement”) with John VerVynck (“VerVynck”) an officer and shareholder of Avery and Infinity. The Consulting Agreement provides for the payment to VerVynck of $39,360, payable bi-monthly, over the six-

month term of the Consulting Agreement. The Consulting Agreement prohibits VerVynck from competing for one year following his termination and the six-month term of the consulting agreement.

RISK FACTORS

In addition to the other information in this Form 10-K, the following should be considered in evaluating the Company’s business and prospects:

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

Over the past decade, participants in the wholesale pharmaceutical distribution industry have experienced declining gross and operating margin percentages. Industry sources estimate that the average gross margin percentage of companies in the industry has decreased from approximately 7.35% in 1990 to approximately 4.20% in 1999. The Company’s gross margin percentage decreased from approximately 3.11% in 2001 to approximately 2.77% in 2002, and increased to approximately 2.78% in 2003. The profitability of wholesale distributors, including the Company, is largely dependent upon earning volume incentives, cash discounts and rebates from pharmaceutical manufacturers. The Company’s profitability is also increasingly dependent on its ability to purchase inventory in advance of anticipated or known manufacturer price increases. Although investment buying opportunities may enable the Company to increase its gross margin percentage when manufacturers increase prices, such buying requires subjective assessments of future price changes as well as significant working capital. If the Company’s gross margin percentages decline significantly, or if the Company’s assessments of future price changes are incorrect, or if the Company does not have the necessary working capital to take advantage of buying opportunities, the Company’s profitability could be materially adversely affected. To increase its margins, while the Company continues to distribute brand products as requested by its customers, it is currently focusing its efforts on growing its generic pharmaceutical, over-the-counter and other products lines. Additionally, from time to time the Company seeks to acquire additional complimentary product lines, as it did with its acquisition of Avery and Infinity. See “Acquisitions.” However, there can be no assurances that the Company will be successful in this regard. Growth in higher-margin products requires significant marketing and sales efforts, which may not be successful. Low demand for higher-margin products could prevent the Company from increasing its sales of these products, and increased competition in higher-margin products could reduce the margins on these products.

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

The Company has recently entered into a new line of credit agreement with Congress Financial Corporation, which the Company believes is sufficient for its immediately foreseeable needs. However, the Company’s future capital requirements will depend upon many factors, including, but not limited to:

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

The Company may not successfully protect its intellectual property.

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

The Company does not own or hold any legal or equitable interest in any real estate. The Company leases its principal administrative, marketing and customer service facility containing approximately 5,216 square feet of air-conditioned office space, located at 25400 US Highway 19 North, Suite 137, Clearwater Florida 33763. The term of the lease for the Clearwater office is for five years expiring January 14, 2008, with an initial monthly lease payment of $6,303. The Company leases for its Pittsburgh facility, 1,424 square feet of office and 1,176 square feet of warehouse space located at 203 Parkway West Industrial Park, Pittsburgh, Pennsylvania 15205. The term of the lease for the Pittsburgh facility is for three years expiring February 28, 2006, with a monthly lease payment of $1,658. The Youngstown facility is located at 318 West Boardman Street, Youngstown, Ohio 44503 and consists of approximately 30,000 square feet of office (approximately 3,000 air conditioned space for offices), warehouse, shipping and distribution space. The premises are leased pursuant to a lease with a base term of five years expiring December 30, 2003, with a monthly lease payment of $6,000, renewable for an additional five years under the same terms. Management believes that a more modern and efficient warehouse facility would be beneficial to Valley’s operations, and expects to enter into a long-term lease arrangement with a property development company, which is owned by certain officers, directors, shareholders and key employees of the Company, with terms and conditions negotiated at market rate, with an expected occupancy date in December 2003, which will replace the existing lease for the Youngstown facility. The Company leases for its subsidiary, Discount, a building located at 10016 River Road, St. Rose, Louisiana, 70087, from River Road Real Estate LLC, a related party (See Note 13 of the consolidated financial statements.) The building consists of approximately 39,000 square feet of air-conditioned office and warehouse space. The lease for the St. Rose location is for a term of five years expiring October 2006, and carries a monthly lease payment of $15,000.

Item 3.	LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings other than as set forth below.

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. At March 31, 2003, no warrants had been issued to GAF. As of July 9, 2003 GAF had not instituted any legal proceedings against the Company. The Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp., in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT Capital Corp. filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In September of 2002, Plaintiffs served the Company with written discovery requests. Since then there has been no activity by Plaintiffs or HCT, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. The customer accounted for approximately $4.1 million, or 1.5%, of the gross revenue of the Company in the fiscal year ended March 31, 2002. The Company has an unconditional personal guaranty signed by the customer’s owner. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. Management is continuing to pursue its claim for payment through the courts and working with the major creditors to process return of inventory. In the fiscal year ended March 31, 2003, the Company has established an allowance for the account receivable of $669,000 and accrued $19,132 for legal costs.

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

		Common Stock
		High	Low
2002	First Quarter	$7.00	$3.25
	Second Quarter	$7.50	$3.65
	Third Quarter	$7.25	$5.00
	Fourth Quarter	$6.25	$3.50

2003	First Quarter	$4.20	$1.96
	Second Quarter	$2.60	$1.10
	Third Quarter	$1.58	$0.85
	Fourth Quarter	$1.45	$0.97

2004	First Quarter	$2.00	$0.97

As of July 9, 2003, there were approximately 780 shareholders of record of the Company’s common stock.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plan as of March 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by securities holders (1)	1,656,634	$4.25	343,666
Equity compensation plan not approved by security holders (2)	150,000	$16.50	—

Total	1,806,634	$5.25	343,666

1.	Reflects options to purchase shares of the Company’s common stock and shares available for issuance under the Company’s 1999 Stock Option Plan.
2.	Represents a warrant to purchase 150,000 shares of common stock at an exercise price of $16.50 granted to the Company’s underwriters in connection with its 1999 public offering. See Note 12 to the consolidated financial statements.

Please see Note 12 to the Company’s Consolidated Financial Statements for a description of the 1999 Stock Option Plan.

Item 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2003, 2002 and 2001 and the balance sheet data as of March 31, 2003 and 2002, are derived from, and are qualified by reference to our audited Consolidated Financial Statements included in this Annual Report. The statement of operations data for the years ended March 31, 2000 and 1999 and the balance sheet data as of March 31, 2001, 2000 and 1999 are derived from the Company’s audited Consolidated Financial Statements which are not included in this Annual Report. When appropriate, certain amounts have been reclassified to conform with the presentation for fiscal year ended March 31, 2003. Historical results are not necessarily indicative of results which may be expected for any future period.

	Fiscal year ended March 31, (amounts in thousands, except per share amounts)
	2003(a)	2002(b)	2001(c)	2000(d)	1999(e)
Statement of Operations:
Revenues	$291,752	$271,288	$177,713	$21,051	$37
Gross profit	8,105	7,513	5,531	144	23
Selling, general and administration expenses	7,762	5,389	5,163	1,557	129
Depreciation and amortization	325	260	2,798	520	—
Goodwill, intangible asset, and asset impairment loss	12,468	—	4,440	—	—
Operating (loss) income	(12,450)	1,864	(6,870)	(1,933)	(106)
(Loss) income before extraordinary item and income tax benefit	(13,476)	904	(8,734)	(2,124)	(104)
Net (loss) income	(13,162)	2,007	(9,306)	(2,124)	(104)
Earnings per share—basic
(Loss) income before extraordinary item	(1.85)	0.29	(1.36)	(0.55)	(0.08)
Net income (loss)	(1.85)	0.29	(1.45)	(0.55)	(0.08)
Earnings per share—diluted
(Loss) Income before extraordinary item	(1.85)	0.28	(1.36)	(0.55)	(0.08)
Net (loss) income	(1.85)	0.28	(1.45)	(0.55)	(0.08)
Balance Sheet:
Cash and cash equivalents and restricted cash	$2,161	$2,167	$2,436	$6,020	$57
Accounts receivable—net	11,340	14,002	14,864	4,106	9
Inventory	19,459	20,682	10,694	1,416	16
Property and equipment—net	768	990	505	693	48
Goodwill	13,105	25,314	25,179	26,081	—
Total assets	50,274	66,303	54,631	40,003	136
Accounts payable	14,619	13,845	11,448	3,171	80
Credit line payable	15,944	18,930	11,944	2,391	—
Stockholders’ equity	18,284	31,447	26,578	33,482	38
Total liabilities and stockholders’ equity	50,274	66,303	54,631	40,003	136

(a)	Includes $12.5 million of goodwill and intangible asset impairment loss, and $.3 million deferred income tax benefit.
(b)	Includes $1.1 million deferred income tax benefit, net of $.4 million deferred income tax expense.
(c)	Includes $4.4 million goodwill and asset impairment loss, and amortization of goodwill of $2.5 million.
(d)	Fiscal 2000 includes sales from only the Pittsburgh facility, which was acquired by the Company in November 1999.
(e)	Net sales reported in fiscal 1999 were derived from the Company’s e-commerce business started in September 1998.

The Company historically has primarily grown its business through strategic acquisitions. The Company currently has three distribution centers, all of which were acquired as follows: In November 1999, the Company acquired Becan (and its subsidiary, Discount), in April 2000, the Company acquired Valley, and in October 2001, the Company acquired Penner. Thus, while fiscal years 2003 and 2002 include full-year sales for all three distribution centers, prior years do not. The fiscal year 2001 consists of full-year sales for the Pennsylvania distribution center (acquired when the Company purchased Becan), but only approximately eleven months of sales for the Ohio distribution center (acquired when the Company purchased Valley) and approximately seven months of sales for the Louisiana distribution center (which is the period of time the Company managed Penner prior to the Company’s acquisition of Penner in October 2001). See “Acquisitions.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented in this Form 10-K.

Overview

DrugMax, Inc. (Nasdaq: DMAX) is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements and related products. The Company is headquartered in Clearwater, Florida and maintains distribution centers in Pennsylvania, Ohio, and Louisiana. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company maintains an inventory in excess of 20,000 stock keeping units from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico.

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

The Company’s significant accounting policies are more fully described in Note 2 to its consolidated financial statements. Management believes the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when goods are shipped and title or risk of loss resides with unaffiliated customers, and at which time the appropriate provisions are recorded for estimated contractual chargeback credits from the manufacturers based on the Company’s contract with the manufacturer. Rebates and allowances are recorded as a component of cost of sales in the period they are received from the vendor or manufacturer unless such rebates and allowances are reasonably estimable at the end of a reporting period. The Company records chargeback credits due from its vendors in the period when the sale is made to the customer which is eligible for contract pricing from the manufacturer.

The Company accepts return of product from its customers for product which is saleable, in unopened containers and carries a current date. Generally, product returns are received via the Company’s own delivery vehicles, thereby eliminating a direct shipping cost from being incurred by the customer or the Company. Depending on the length of time the customer has held the product, the Company may charge a handling and restocking fee. Overall, the percentage of the return of product to the Company is extremely low. The Company has no sales incentive or rebate programs with its customers.

Inventory Valuation

Inventory is stated at the lower of cost of market. Cost is determined using the first-in, first-out basis of accounting. Inventories consist of brand and generic drugs, over-the-counter products, health and beauty aids, and nutritional supplements for resale. The inventories of the Company’s three distribution centers are constantly monitored for out of date or damaged products, which if exist, are reclassed and physically relocated out of saleable inventory to a holding area, referred to as the “morgue” inventory, for return to and credit from the manufacturer. However, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of March 31, 2003, 2002 and 2001, no inventory valuation allowances were necessary.

Goodwill and Intangible Assets

The Company has completed several acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company ceased amortization of goodwill effective April 2001, and reviews goodwill annually for impairment. Goodwill and intangibles related to acquisitions are determined based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of the fair value of the Company’s reportable unit over the fair value of identifiable assets and liabilities, based on the annual impairment test. Useful lives are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the long-lived asset. Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairments are recognized by a charge to earnings.

Allowance for Deferred Income Tax Asset

The Company had a deferred income tax asset and valuation allowance at March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management evaluated the scheduled reversal of deferred income tax liability, the Company’s profitability for the year ended March 31, 2002, reviewed the Company’s business model, and future earnings projections, and believes the evidence indicates that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset. Based upon the evaluations made, management concluded that realization of the deferred income tax asset was more likely than not; therefore, the valuation allowance was reversed in fiscal 2002. During the fiscal year ended March 31, 2003, the Company recorded a deferred income tax benefit of approximately $.3 million related to losses reported for the fiscal year, and has recorded a valuation allowance of $.6 million for a portion of deferred tax assets which management concluded that their realization was not more likely than not.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax benefit. As a result of SFAS No. 145, the criteria in APB No. 30 will be used to classify those gains and losses. The provisions of SFAS No. 145 related to of the rescission of FASB No. 13 shall be applied in fiscal years beginning after May 15. 2002. Early application of the provisions of SFAS No. 145 related to the rescission of FSAB No. 13 is encouraged. The components of SFAS No. 145 adopted in the current year did not have an impact on the results of operations or financial position of the Company. The adoption of SFAS No. 145 would require the Company to restate the extraordinary loss on extinguishment of debt in 2001 to operating expenses.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of March 31, 2003, the Company did not have any guarantees outstanding.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB No. 25.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in July 2003 to variable interest entities in which the Company may hold a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN 46 becomes effective. The Company is currently assessing the impact of the adoption of FIN 46 as it relates to the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150.

Results of Operations

Revenues

The Company generated revenues of $291.8 million, $271.3 million and $177.7 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively, which represents an increase of approximately $20.5 million or 7.5% for fiscal year 2003 over fiscal year 2002, and an increase of approximately $93.6 million or 52.7% for fiscal year 2002 over fiscal year 2001. The increase in revenues is a direct result of aggressive marketing, expanded sales efforts and cross selling to common customers, and the Company’s commitment to expand its generic and over-the-counter and other products lines. Going forward, management believes that the Company’s growth will continue to be fueled by the growth of the pharmaceutical industry market and as a result of its focus on higher-margin products. The following schedule summarizes the Company’s sales in three product lines over the last three years:

	For the Fiscal Year Ended March 31, 2003	For the Fiscal Year Ended March 31, 2002	For the Fiscal Year Ended March 31, 2001
Revenue from:
Branded pharmaceuticals	$268,443,471	$252,526,812	$166,185,219
Generic pharmaceuticals	14,722,530	12,525,736	6,470,828
Over-the-counter and other	8,585,770	6,235,440	5,057,017

Total revenues	$291,751,771	$271,287,988	$177,713,064

The Company historically has primarily grown its business through strategic acquisitions. The Company currently has three distribution centers, all of which were acquired as follows: In November 1999, the Company acquired Becan (and its subsidiary, Discount), in April 2000, the Company acquired Valley, and in October 2001, the Company acquired Penner. Thus, while fiscal years 2003 and 2002 include full-year sales for all three distribution centers, prior years do not. For example, fiscal year 2001 consists of full-year sales for the Pennsylvania distribution center (acquired when the Company purchased Becan), but only approximately eleven months of sales for the Ohio distribution center (acquired when the Company purchased Valley) and approximately seven months of sales for the Louisiana distribution center (which is the period of time the Company managed Penner prior to the Company’s acquisition of Penner in October 2001). See “Acquisitions.”

Gross Profit

The Company achieved gross profits of $8.1 million, $7.5 million and $5.5 million for the years ended March 31, 2003, 2002 and 2001, respectively, for an increase of approximately $.6 million for fiscal year 2003 over fiscal year 2002, and $2 million for fiscal year 2002 over fiscal year 2001. The Company’s margin, as a percentage of revenue, was 2.8% for fiscal years 2003 and 2002, and 3.1% for the fiscal year 2001. The decrease in the gross margin percentage was primarily due to the impact of lower selling margins, as a result of a highly competitive market and a greater mix of high volume customers, coupled with an increase in sales of branded pharmaceutical drugs, which, generally are high sales dollar items with low gross profit margins. Management believes that the

Company’s continued emphasis on the expansion of generic drug sales should result in improved gross profit margins for the Company’s future operations. See “Risk Factors”.

Operating Expense

The Company incurred operating expenses of approximately $20.6 million, $5.6 million and $12.4 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Operating expenses in the fiscal year ended March 31, 2003 include selling, general, administrative and other direct operating expenses of approximately $7.8 million, depreciation and amortization of approximately $.3 million, and a goodwill and intangible asset impairment loss of approximately $12.5 million. In addition, operating expenses for fiscal 2003 include approximately $1.1 million reserve for bad debt due in part to one customer. The Company does not expect the anticipated relocation of the Ohio distribution center to have a significant impact on operating expenses in future fiscal periods. Operating expenses in the fiscal year ended March 31, 2002 include approximately $5.4 million in selling, general administrative, other direct operating expenses, and depreciation and amortization expense of approximately $.3 million. For the year ended March 31, 2001, the selling, general, administrative, other direct operating expenses were approximately $5.2 million, depreciation expense was approximately $.2 million, and costs for amortization of goodwill was $2.6 million associated with the acquisitions of Becan, Valley, Desktop and VetMall, and an impairment of assets loss of approximately $4.4 million. Operating expenses for the year ended March 31, 2003 include full operating expenses for the three distribution centers and the corporate headquarters. Operating expenses for the year ended March 31, 2002 include operating expenses for the Pennsylvania and Ohio distribution centers and the corporate headquarters, and approximately 6 months of full operating expenses for the Louisiana distribution from its acquisition by the Company in October 2001. The year ended March 31, 2001 include operating expenses for the Pittsburgh distribution center, the corporate headquarters and approximately 11 months of operating expenses for the Ohio distribution center. The percentage of selling, general, administrative and other direct operating expenses before amortization and depreciation was 2.7%, 2.0% and 3.0% for fiscal years 2003, 2002 and 2001, respectively, as compared to revenues.

Interest Expense

Interest expense was approximately $1.2 million for fiscal year ended March 31, 2003, $1.1 for the fiscal year ended March 31, 2002, and $2.1 million for the fiscal year ended March 31, 2001. On October 24, 2000, the Company obtained a new revolving line of credit and term loan with Mellon Bank N.A. (“Mellon”), the proceeds of which were used to satisfy the prior Merrill Lynch and National City credit facilities. In March 2001, the certificate of deposit with First Community Bank matured and was used to satisfy the associated outstanding line of credit with First Community Bank. On October 29, 2001, the Company executed a loan modification agreement modifying its original line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon. In the fiscal year ended March 31, 2003 and 2002, $199,888 and $119,957, respectively, in deferred financing costs associated with the Standard line of credit were amortized to interest expense. Included in the deferred financing costs charged to interest expense in fiscal year ended 2003, is $78,913 of additional unamortized financing costs because of the early termination of the Standard line of credit in April 2003 with the new Congress Financial Corporation (“Congress”) credit facility. Accordingly in April 2003, the Company will recognize the remaining $78,913 unamortized deferred financing costs, an early termination fee of $351,000, and a fee for the waiver of the 90-day notice of termination of $30,000, related to the Standard line of credit. During 2001, deferred financing costs associated with the Merrill Lynch line of credit totaling approximately $.9 million were amortized to interest expense. The decrease in interest expense realized in fiscal year ended March 31, 2003 over 2002 and 2001 is primarily attributable to the increased levels of borrowing offset by lower interest rates under the Company’s current revolving line of credit and term loan. The Company does not anticipate the Congress credit facility to have a material affect on interest expense for fiscal 2004 as compared to fiscal 2003.

Extraordinary Loss on Extinguishment of Debt

Upon the early extinguishment of the Merrill Lynch line of credit in October 2000, the Company recognized an extraordinary loss of $572,244, which represented the unamortized balance of deferred financing costs related to a warrant issued to a director and non-employee consultant as a result of the director’s acting as a guarantor of the Merrill Lynch line of credit.

Income Taxes

The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.5 million as of the fiscal year ended March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. Management evaluated the scheduled reversal of deferred income tax liability, the Company’s profitability for the year ended March 31, 2002, reviewed the Company’s business model, and future earnings projections, and based on such evaluation believed the evidence indicated that the Company would be able to generate sufficient taxable income to utilize the deferred income tax asset; therefore, the Company recognized the full $1.5 million deferred income tax asset, offset by deferred income tax expense of $.4 million, for a net deferred income tax benefit of $1.1 million for the year ended March 31, 2002. During the fiscal year ended March 31, 2003, the Company recorded income tax benefit of $313,882. As of March 31, 2003, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset, however, management has recorded a valuation allowance of $580,100 for a portion of the deferred tax assets that it concluded that their realization is not more likely than not.

Net Income (Loss) Per Share

Earnings per share (“EPS”) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net loss per share for the fiscal year ended March 31, 2003 amounted to $1.85 per basic and diluted share. The fiscal year ended March 31, 2002 reported a net income of $.29 per basic and $.28 per diluted share. The fiscal year ended March 31, 2001 reported a net loss of $1.45 per basic and diluted share. The Company recorded a goodwill and intangible asset impairment loss in its second quarter of the fiscal year ended March 31, 2003 of approximately $12.5 million, which increased the net loss per basic and diluted share by $1.75. The Company recorded for the fiscal year ended March 31, 2003 an income tax benefit of approximately $.3 million, which decreased the loss per basic and diluted share by $.04. During the year ended March 31, 2002, the Company reduced its entire valuation allowance, and booked approximately $1.1 million of deferred income tax benefit, net of the current year deferred income tax expense of approximately $.4 million, which provided the Company with net income of $.16 per basic and $.15 per diluted share. In the fiscal year ended March 31, 2001, the Company recorded an extraordinary loss on extinguishment of debt of approximately $.6 million, or $.09 per basic and diluted share, and if goodwill amortization expense had not been included in fiscal 2001, as presented in the fiscal years ended March 31, 2003 and 2002 under SFAS 142, it would have had the effect of decreasing the basic and diluted net loss per share by $.40 for the year ended March 31, 2001.

Diluted EPS for the fiscal year ended March 31, 2002 includes the effect of 199,055, dilutive common stock options. The Company had issued and outstanding 1,619,325 options to purchase shares of the Company’s common stock, in addition to warrants to purchase 350,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the fiscal year ended March 31, 2003. These anti-dilutive shares could potentially dilute the basic EPS in the future.

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income (loss) per share is presented below:

	For the Year Ended March 31, 2003	For the Year Ended March 31, 2002	For the Year Ended March 31, 2001
Basic shares	7,119,172	7,034,969	6,419,950
Additional shares assuming effect of dilutive stock options	—	199,055	—

Diluted shares	7,119,172	7,234,024	6,419,950

Transactions with Related Parties

GO2 Pharmacy, Inc., a publicly traded company, formerly Innovative Health Products, Inc. (“GO2”), is a supplier of manufactured dietary supplements and health and beauty care products. Mr. Taneja is a Director and Chairman of the Board of GO2 and of the Company. In the fiscal years ended March 31, 2003, 2002 and 2001, the Company purchased approximately $3,200, $5,200 and $220,000, respectively, of products for resale from GO2.

On September 13, 2000, the Company entered into a management agreement with Penner and Welsch, Inc., (“Penner”), pursuant to which it agreed to manage the day-to-day operations of Penner during the bankruptcy proceeding in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. In turn, the Company entered into a management agreement with Dynamic Health Products, Inc. (“Dynamic”) pursuant to which Dynamic provided accounting support services to the Company in connection with the Company’s management responsibilities relating to Penner. Pursuant to this agreement, Dynamic was entitled to receive one-third of all fees collected by the Company from Penner. In fiscal 2002 and fiscal 2001, the total fees paid to Dynamic by the Company were $225,226 and $229,417, respectively. Mr. Taneja is a Director and Chairman of the Board of Dynamic and the Company. Both agreements were terminated in October 2001, in connection with the closing of the acquisition of certain assets from Penner by the Company.

In April 2000, in connection with the acquisition of Valley, the Company loaned the sellers of Valley a total of $170,000 to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These are interest-free notes receivable and are to be repaid by Mr. Patrick, Chief Financial Officer of the Company, and Mr. Blundo, the President of Valley, upon their sale of the Company stock, which is restricted stock subject to a holding period which ended on April 19, 2001. At March 31, 2003 and 2002, the outstanding balance on the notes was $100,000.

Mr. Blundo, the President of Valley, and Mr. Patrick, the Chief Financial Officer of the Company, together are 2/3 owners of Professional Pharmacy Solutions, LLC (“PPS”), a pharmacy management company. Valley sells products to PPS under Valley’s normal terms and conditions. During the fiscal year ended March 31, 2003, the Company generated revenues of approximately $1.5 million, and generated revenues of approximately $1.1 million for each of the fiscal years ended March 31, 2002 and 2001 from PPS. The receivable balance due from PPS at March 31, 2003 and 2002 was approximately $400,000 and $590,000, respectively.

In October 2001, the Company executed a Commercial Lease Agreement (the “Lease”) with River Road Real Estate, LLC (“River Road”), a Florida limited liability company, to house the operations of Valley South in St. Rose, Louisiana. The officers of River Road are Taneja, a Director, Chief Executive Officer, Chairman of the Board and a majority shareholder of the Company; William L. LaGamba, a Director, Chief Operating Officer, and the President of the Company; Stephen M. Watters, a former Director of the Company; and Johns, an employee of the Company and the former owner of Penner. The Lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000 made to River Road by the Company. In the fiscal years ended March 31, 2003 and 2002, the Company paid $180,000 and $90,000, respectively, to River Road, which was a charge to rent expense.

Advanced Pharmacy, Inc. (“Advanced”), is a retail pharmacy for prescription drugs owned by Mihir Taneja, a stockholder of the Company and the adult son of Taneja, the Chairman and CEO of the Company, and Michelle LaGamba, the spouse of William L. LaGamba, the President, COO and a Director of the Company. The Company sells products to Advanced under normal terms and conditions. In the fiscal years ended March 31, 2003, 2002 and 2001, the Company generated revenues of approximately $4.9 million, $18,000 and $19,000, respectively, from Advanced. At March 31, 2003, 2002 and 2001, the receivable balance due from Advanced was approximately $255,000, $19,000 and $18,000, respectively. At March 31, 2003, the Company also had an additional receivable from Advanced for approximately $95,000 representing start up inventory purchased by Advance, which will be paid within one year.

In the fiscal year ended March 31, 2003, the Company advanced to its employee and former owner of Penner, Gregory M. Johns (“Johns”), funds in the amount of approximately $107,000, which is secured by a note executed by Johns. The note bears no interest and is being paid by Johns through deductions from his compensation from the Company. At March 31, 2003, the outstanding balance due from Johns was approximately $101,266.

Inflation and Seasonality

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended March 31, 2003, 2002 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Position, Liquidity and Capital Resources

The Company has working capital and cash and cash equivalents of $3.3 million and $2.2 million, respectively, including restricted cash of $2 million, at March 31, 2003. On April 15, 2003, the Company obtained from Congress Financial Corporation (“Congress”) a $40 million revolving line of credit and a $400,000 term note to satisfy the outstanding line of credit and term loan with Standard, and to provide working capital for possible future acquisitions. The credit facility is collateralized by all assets of the Company. The revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The term note and revolving line of credit are payable over a 36-month period. The Congress credit facility imposes certain restrictive covenants on tangible net worth and EBITA.

The Company’s principal commitments at March 31, 2003 were leases on computer and office equipment and on its office and warehouse space, one consulting agreement and two employment agreements. There were no material commitments for capital expenditures at that date. The following are contractual obligations of the Company at March 31, 2003:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,236,624	$54,000	$927,223	$255,401	$—
Credit line payable	15,943,619	15,943,619	—	—	—
Term note payable	451,199	451,199	—	—	—
Capital leases	54,824	18,977	35,847	—	—
Consulting agreement	36,187	36,187	—	—	—
Employment agreements	10,416	10,416	—	—	—
Purchase agreements with vendors	38,150,000	18,000,000	20,150,000	—	—

Total contractual obligations	$55,882,869	$34,514,398	$21,113,070	$255,401	$—

Net cash provided by operating activities was approximately $3.8 million for the fiscal year ended March 31, 2003, and net cash used in operating activities was approximately $5.9 million and $6.8 million for the fiscal years ended March 31, 2002 and 2001, respectively. Cash provided by operating activities for the fiscal year ended March 31, 2003 is primarily due to decreases in accounts receivable of approximately $1.4 million, inventory of approximately $1.2 million, notes receivable of approximately $.1 million, and an increase in accounts payable of approximately $.9 million, along with increases in other assets and notes receivable. The usage of cash for the fiscal year ended March 31, 2002 is primarily attributable to increases in accounts receivable of approximately $.4 million and inventory of $9.3 million, as a result of increased sales and inventory associated with the acquisition of Penner, along with increases in deposits and prepaid and other assets, and a decrease in accrued expenses, offset by decreases in accounts payable of approximately $2.4 million, and due from affiliates and other assets. Cash used in operating activities for the fiscal year ended March 31, 2001 of approximately $6.8 million is primarily due to increases in accounts receivable of approximately $7.4 million, inventory of approximately $2.6 million, prepaid expenses, other current assets, other assets, and accounts payable of approximately $4.3 million, offset by decreases in accrued expenses and current liabilities of approximately $.3 million, shareholder notes receivable, notes receivable and deposits.

Net cash used in investing activities for the fiscal year ended March 31, 2003 was approximately $.05 million, representing purchases of property and equipment. Net cash used in investing activities for the fiscal year ended March 31, 2002 of approximately $.6 million represents approximately $.5 million cash paid for the acquisition of Penner, $.07 million for purchases of property and equipment, and $.05 million for the Company’s investment in MorepenMax. Net cash used in investing activities for the fiscal year ended March 31, 2001 of approximately $1.9 million, representing purchases of property and equipment of approximately $.1 million and approximately $1.8 million for the acquisition of Valley.

Net cash used in financing activities was approximately $3.7 million for the fiscal year ended March 31, 2003, representing the net change in the Company’s revolving line of credit agreement of approximately $3 million, payment of deferred financing costs of approximately $.06 million and payments on long-term debt and capital leases of approximately $.7 million. Net cash provided by financing activities was approximately $6.2 million for the year ended March 31, 2002, representing the net change in the Company’s revolving line of credit agreement of approximately $7 million, offset by the decrease in due to affiliates of approximately $.05 million, repayments of long-term debt and capital leases of approximately $.7 million, and additional financing costs incurred in connection with the loan modification agreement with Standard of $.05 million. Cash provided by financing activities for the fiscal year ended March 31, 2001 was approximately $3.1 million, representing the net change in the Company’s revolving line of credit agreement of approximately $5.3 million, proceeds from the issuance of a note payable for $2 million and the net change in proceeds due from affiliated companies of approximately $.04 million, offset by the establishment of a restricted cash account of $2 million as required under the Standard loan agreement, payment of deferred financing costs of approximately $.3 million and payments of long-term debt and capital leases of approximately $2 million.

On October 24, 2000, the Company obtained from Mellon Bank N.A. (“Mellon”) a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving credit facility bears interest at the floating rate of 0.25% per annum over the base rate. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. In conjunction with the closing of the credit facility, the Company deposited $2 million in a restricted cash account with Mellon. The credit facility prohibits the payment of dividends. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon, increasing the line to $23 million. On October 28, 2002, the Company executed a Fourth Amendment and Modification to Loan and Security Agreement with Standard. The amendment extended the contract period of the loan and security agreement to expire on October 24, 2004, from the original contract period which would have expired on October 24, 2003. In addition, the amendment modified the borrowing base, quarterly and annual net income, net worth and current ratio covenants commencing with the fiscal quarter ended September 30, 2002, and the applicable interest rate margin commencing April 1, 2003. The amendment also imposed certain accounts receivable limitations and instituted a new indebtedness to net worth ratio for the fiscal year ending March 31, 2003 and for each fiscal year end thereafter. The interest rate on the term loan was 5.5%, and the interest rate on the revolving credit facility was 4.25% at March 31, 2003. The outstanding balances on the revolving line of credit and term loan were approximately $15.9 million and $.5 million, respectively, as of March 31, 2003. The availability on the line of credit at March 31, 2003 was approximately $.5 million, based on eligible borrowing limits at that date. The Company was not in compliance with the net worth covenant and the net worth to indebtedness covenant ratios as required by Standard at March 31, 2003. On April 15, 2003 the Company satisfied the outstanding balance of the Standard line of credit and term loan with the new Congress credit facility and the restricted cash account with Mellon.

Management believes the Company has sufficient capital resources to fund the Company’s operations for at least the next twelve months. Management does not believe the acquisition of Avery and the relocation of the Youngstown Ohio location will have a material impact on the liquidity of the Company.

Item 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At March 31, 2003, the Company’s outstanding debt with Standard was approximately $15.9 million on the line of credit and $.5 million on the term loan. The interest rates charged on the line of credit and term loan are floating rates subject to periodic adjustment. At March 31, 2003, the interest rates charged on the line of credit and term loan were 4.25% and 5.5%, respectively. The company manages its risk by choosing the most advantageous interest option offered by its lender. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

DrugMax, Inc.

Clearwater, FL

We have audited the accompanying consolidated balance sheet of DrugMax, Inc. and subsidiaries (the “Company”) as of March 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DrugMax, Inc. and subsidiaries at March 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Miami, FL

July 2, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of DrugMax, Inc.:

We have audited the accompanying consolidated balance sheet of DrugMax, Inc. and subsidiaries (the “Company”) as of March 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DrugMax, Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142 and discontinued amortization of goodwill.

As discussed in Note 17, the 2002 and 2001 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

June 27, 2002

(November 22, 2002 as to Note 17)

DRUGMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 and 2002

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$161,489	$167,373
Restricted cash	2,000,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,253,829 and $340,575	11,339,842	14,001,696
Inventory	19,458,940	20,682,439
Due from affiliates	10,470	23,498
Net deferred income tax asset—current	668,294	465,630
Prepaid expenses and other current assets	1,079,740	624,207

Total current assets	34,718,775	37,964,843
Property and equipment, net	767,550	989,921
Goodwill	13,105,000	25,314,298
Intangible assets, net	—	276,914
Stockholder notes receivable	100,000	100,000
Notes receivable	625,329	607,417
Net deferred income tax asset—long term	749,336	637,918
Deferred financing costs, net	78,912	215,477
Other assets	95,660	151,226
Deposits	33,561	44,743

Total assets	$50,274,123	$66,302,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,619,341	$13,844,766
Accrued expenses and other current liabilities	415,065	421,318
Credit lines payable	15,943,619	18,929,575
Current portion of long-term debt and capital leases	470,176	676,365
Due to affiliates	4,377	4,377

Total current liabilities	31,452,578	33,876,401
Long-term debt and capital leases	35,847	478,200
Other long-term liabilities	501,561	501,561

Total liabilities	31,989,986	34,856,162

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,119,172 shares issued and outstanding	7,120	7,120
Additional paid-in capital	40,967,355	40,967,355
Accumulated deficit	(22,690,338)	(9,527,880)

Total stockholders’ equity	18,284,137	31,446,595

Total liabilities and stockholders’ equity	$50,274,123	$66,302,757

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended March 31,

	2003	2002	2001
Revenues	$291,751,771	$271,287,988	$177,713,064
Cost of goods sold	283,647,064	263,775,382	172,181,663

Gross profit	8,104,707	7,512,606	5,531,401

Selling, general and administrative expenses	7,762,088	5,388,633	5,163,124
Amortization expense	18,000	15,053	2,550,260
Depreciation expense	306,577	245,280	247,868
Goodwill and asset impairment loss	12,209,298	—	4,439,749
Intangible impairment loss	258,914	—	—

Total operating expenses	20,554,877	5,648,966	12,401,001

Operating income (loss)	(12,450,170)	1,863,640	(6,869,600)

Other income (expense):
Interest income	94,685	63,553	255,374
Other income and expenses, net	48,086	98,612	(13,861)
Interest expense	(969,053)	(1,002,274)	(1,124,242)
Interest expense—loan costs	(199,888)	(119,957)	(981,593)

Total other expense	(1,026,170)	(960,066)	(1,864,322)

Income (loss) before income tax benefit	(13,476,340)	903,574	(8,733,922)
Income tax benefit	313,882	1,103,548	—

Income (loss) before extraordinary item	(13,162,458)	2,007,122	(8,733,922)
Extraordinary loss on extinguishment of debt	—	—	(572,244)

Net income (loss)	$(13,162,458)	$2,007,122	$(9,306,166)

Basic net income (loss) per common share:
Income (loss) before extraordinary item	$(1.85)	$0.29	$(1.36)
Extraordinary loss on extinguishment of debt	—	—	(0.09)

Net income (loss) per common share-basic	$(1.85)	$0.29	$(1.45)

Diluted net income (loss) per common share:
Income (loss) before extraordinary item	$(1.85)	$0.28	$(1.36)
Extraordinary loss on extinguishment of debt	—	—	(0.09)

Net income (loss) per common share-diluted	$(1.85)	$0.28	$(1.45)

Weighted average shares outstanding—basic	7,119,172	7,034,969	6,419,950

Weighted average shares outstanding—diluted	7,119,172	7,234,024	6,419,950

See accompanying notes to consolidated financial statements.

DRUGMAX, INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years ended March 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at April 1, 2000	$6,202	$35,704,957	$(2,228,836)	$33,482,323
Issuance of 217,255 shares for acquisition of Valley Drug Co.	217	2,199,490	—	2,199,707
Issuance of 50,000 shares to Utendahl Capital Partners LP	50	196,825	—	196,875
Issuance of 1,000 shares	1	5,483	—	5,484
Net loss	—	—	(9,306,166)	(9,306,166)

Balances at March 31, 2001	6,470	38,106,755	(11,535,002)	26,578,223
Issuance of 500,000 shares to Dynamic Health Products, Inc.	500	1,968,250	—	1,968,750
Issuance of 125,418 shares for Acquisition of Penner & Welsch, Inc.	125	749,875	—	750,000
Issuance of 25,000 shares for Non-compete agreement	25	142,475	—	142,500
Net income	—	—	2,007,122	2,007,122

Balance at March 31, 2002	7,120	40,967,355	(9,527,880)	31,446,595
Net loss	—	—	(13,162,458)	(13,162,458)

Balance at March 31, 2003	$7,120	$40,967,355	$(22,690,338)	$18,284,137

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended March 31,

	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(13,162,458)	$2,007,122	$(9,306,166)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of financing costs charged to interest expense	199,888	119,957	981,593
Extraordinary loss on extinguishment of debt	—	—	572,244
Depreciation and amortization	324,577	260,333	2,798,128
Goodwill, intangible asset and asset impairment loss	12,468,212	—	4,439,749
Provision for loss on accounts receivable	1,114,539	35,757	99,044
Reversal of forgiven accounts payable items	(83,458)	—	—
Loss on disposal of property and equipment	921	5,303	13,861
Increase in net deferred income tax asset	(313,882)	(1,103,548)	—
Expense on issuance of common stock	—	—	202,359
Changes in operating assets and liabilities:
Accounts receivable	1,346,118	(385,375)	(7,378,704)
Merchandise inventory	1,223,499	(9,270,331)	(2,587,278)
Due from affiliated companies	13,028	2,363	(12,297)
Prepaid expenses and other current assets	(397,392)	(29,175)	(671,211)
Other assets	55,566	105,662	(159,888)
Shareholder notes receivable	—	—	70,000
Notes receivable	125,144	—	37,614
Deposits	11,182	(31,072)	2,222
Accounts payable	858,033	2,396,293	4,317,028
Accrued expenses and other current liabilities	(6,253)	(3,074)	(262,579)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,777,264	(5,889,785)	(6,844,281)

INVESTING ACTIVITIES
Purchases of property and equipment	(56,483)	(68,250)	(111,576)
Proceeds from sale of property and equipment	2,756	2,660	—
Investment in MorepenMax, Inc.	—	(49,000)	—
Cash paid for acquisitions, net	—	(488,619)	(1,757,481)

NET CASH USED IN INVESTING ACTIVITIES	(53,727)	(603,209)	(1,869,057)

FINANCING ACTIVITIES
Increase in restricted cash	—	—	(2,000,000)
Net change under revolving line of credit agreements	(2,985,956)	6,985,078	5,339,402
Increase in deferred financing costs	(63,321)	(50,500)	(276,466)
Payments of long-term debt and capital leases	(680,144)	(663,878)	(1,974,281)
Proceeds from issuance of note payable	—	—	2,000,000
(Payments to)/ proceeds from affiliated companies—net	—	(46,720)	40,941

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,729,421)	6,223,980	3,129,596

DECREASE IN CASH AND CASH EQUIVALENTS	(5,884)	(269,014)	(5,583,742)
Cash and cash equivalents at beginning of year	167,373	436,387	6,020,129

CASH AND CASH EQUIVALENTS AT END OF YEAR	$161,489	$167,373	$436,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS ACTIVITIES
Cash paid for interest	$987,406	$996,276	$1,045,062

Cash paid for income taxes	$—	$—	$—

(continued)

DRUGMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31,

	2003	2002	2001
Supplemental schedule of non-cash investing and financing activities:

In April 2000, the Company purchased all of the capital stock of Valley Drug Company for $1,757,481 in cash and 217,255 shares of common stock (fair value of $2,199,707). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired			$14,059,822
Cash and stock issued for Valley capital stock			3,957,188

Liabilities assumed			$10,102,634

In December 2000, the Company issued 50,000 shares of common stock to Utendahl Capital Partners, L.P., in connection with the termination agreement as lead managing underwriter for a proposed offering.			$196,875

In January 2001, the Company issued 1,000 shares of common stock.			$5,484

In July 2001, the Company released from escrow 500,000 shares of common stock (fair value of $1,968,750) due to Dynamic Health Products, Inc., earned through the contingent consideration clauses in conjunction with the acquisition of Becan Distributors, Inc.		$1,968,750

In October 2001, the Company purchased substantially all the assets of Penner & Welsch, Inc. for $488,619 cash, 125,418 shares of the common stock (fair value of $750,000), and $1,604,793 in forgiveness of debt owed to the Company. The Company also issued 25,000 shares of common stock (fair value of $142,500) in conjunction with a non-compete agreement. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired		$3,090,058
Cash and stock issued for acquisition		1,381,119
Forgiveness of debt owed to the Company		1,604,793

Liabilities assumed		$104,146

Conversion of accounts receivable to notes receivable.		$740,281

In August 2002, the Company entered into a capital lease agreement	$31,602

See accompanying notes to consolidated financial statements.

(concluded)

DRUGMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

NOTE 1—BUSINESS

The Company is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements and other related products. The Company is headquartered in Clearwater, Florida and maintains distribution centers in Pennsylvania, Ohio, and Louisiana. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company maintains an inventory in excess of 20,000 stock keeping units from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DrugMax, Inc. (formerly known as DrugMax.com, Inc.) and its wholly-owned subsidiaries, Discount Rx, Inc. (“Discount”), Valley Drug Company (“Valley”) and its wholly-owned subsidiary Valley Drug Company South (“Valley South”), Desktop Ventures, Inc., and Desktop Media Group, Inc. (“Desktop”); and its wholly-owned subsidiary VetMall, Inc. (“VetMall”), (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent pharmacies from traditional distribution channels and to companies and pharmacies through e-commerce business. The Company performs continuing credit evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit or personal guarantees may be required from its customers under certain circumstances. Senior management reviews accounts receivable on a regular basis to determine if any accounts will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of March 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Investments

On August 31, 2001, the Company reached an initial agreement with India-based Morepen Laboratories Ltd. (“Morepen”), to form a joint venture company, and on September 10, 2001, MorepenMax, Inc, (“MorepenMax”), a Florida corporation, was formed. Morepen is the 51% majority shareholder of MorepenMax. On March 22, 2002, the Company funded its investment of $49,000 in MorepenMax, representing its 49% interest. MorepenMax plans to utilize the Morepen facilities to develop low-cost generic pharmaceuticals in the United States. The Company will be the exclusive distributor throughout the United States of the products developed by MorepenMax. In June 2003, MorepenMax introduced its first generic product for distribution through the Company. This investment is accounted for under the equity method and is included in other assets.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out basis of accounting. Inventories at March 31, 2003 and 2002 consist of brand and generic drugs, nutritional supplements, health and beauty aids and over the counter products, which when purchased by the Company as finished goods, are pre-packaged and ready for resale to the Company’s customers. The inventories of the Company’s three distribution centers are constantly monitored for out of date or damaged products, which if exist, are reclassed and physically relocated out of saleable inventory to a holding area, referred to as the “morgue” inventory, for return to and credit from the manufacturer. However, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of March 31, 2003, 2002 and 2001, no inventory valuation allowances were necessary.

Property and Equipment

Property and equipment is stated at depreciated cost. A provision for depreciation is computed using the straight-line method over the estimated useful lives, which are as follows:

Fixed Asset Category	Use Life for Depreciation
Furniture and fixtures	7 - 15 years
Computer equipment	5 years
Computer software	3 - 10 years
Leasehold improvements	3-15 years
Office equipment	5 years
Warehouse machinery and equipment	7 years
Vehicles	5 years

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

On April 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position and no longer be amortized, but tested for impairment on a periodic basis. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill effective April 1, 2001, and reviews goodwill annually in its second fiscal quarter, unless indicators of impairment are present and suggest earlier testing is warranted.

A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

	For the Year Ended March 31, 2003	For the Year Ended March 31, 2002	For the Year Ended March 31, 2001
Reported income (loss) before extraordinary item	$(13,162,458)	$2,007,122	$(8,733,922)
Add: Goodwill amortization, net of income tax	—	—	2,550,166

Adjusted income (loss) before extraordinary item	$(13,162,458)	$2,007,122	$(6,183,756)

Reported net income (loss)	$(13,162,458)	$2,007,122	$(9,306,166)
Add: Goodwill amortization, net of income tax	—	—	2,550,166

Adjusted net income (loss)	$(13,162,458)	$2,007,122	$(6,756,000)

Basic income (loss) before extraordinary item per common share:
Reported income (loss) before extraordinary item	$(1.85)	$0.29	$(1.36)
Goodwill amortization, net of income tax	—	—	0.40

Adjusted income (loss) before extraordinary item	$(1.85)	$0.29	$(0.96)

Diluted income (loss) before extraordinary item per common share:
Reported income (loss) before extraordinary item	$(1.85)	$0.28	$(1.36)
Goodwill amortization, net of income tax	—	—	0.40

Adjusted income (loss) before extraordinary item	$(1.85)	$0.28	$(0.96)

Basic net income (loss) per common share:
Reported net income (loss)	$(1.85)	$0.29	$(1.45)
Goodwill amortization, net of income tax	—	—	0.40

Adjusted net income (loss)	$(1.85)	$0.29	$(1.05)

Diluted net income (loss) per common share:
Reported net income (loss)	$(1.85)	$0.28	$(1.45)
Goodwill amortization, net of income tax	—	—	0.40

Adjusted net income (loss)	$(1.85)	$0.28	$(1.05)

Deferred Financing Costs

In March 2000, the Company recorded deferred financing costs of $1,625,000 for a warrant issued to a director and non-employee consultant as a result of the director’s acting as a guarantor of the Merrill Lynch line of credit (see Notes 9, 12 and 17). The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility; therefore, the unamortized balance of deferred financing costs of $572,244 was written off in October 2000. In conjunction with the closing of the Mellon credit facility in October 2000, and the loan modification agreement executed October 2001 with Standard (see Note 9), and subsequent amendments to the loan agreement, the Company capitalized approximately $454,000 in financing costs incurred in obtaining the loans. These costs are being amortized over the life of the term loans, under the effective interest rate method. Amortization of deferred financing costs was $199,888, $119,957 and $981,593 for the years ended March 31, 2003, 2002 and 2001, respectively. This increase in fiscal 2003 was due to the acceleration of amortization expense because of the April 2003 refinancing. Accumulated amortization of deferred financing costs was $374,836 and $174,948 at March 31, 2003 and 2002, respectively.

Impairment of Long-Lived Assets

Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment and its amortizable intangible assets, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairments are recognized by a charge to earnings.

Income Taxes

The Company has adopted SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net loss per share for the fiscal year ended March 31, 2003 amounted to $1.85 per basic and diluted share. The fiscal year ended March 31, 2002 reported a net income of $.29 per basic and $.28 per diluted share. The fiscal year ended March 31, 2001 reported a net loss of $1.45 per basic and diluted share. The Company recorded a goodwill and intangible asset impairment loss in its second quarter of the fiscal year ended March 31, 2003 of approximately $12.5 million, which increased the net loss per basic and diluted share by $1.75. The Company recorded for the fiscal year ended March 31, 2003 an income tax benefit of approximately $.3 million, which decreased the loss per basic and diluted share by $.04. During the year ended March 31, 2002, the Company reduced its entire valuation allowance, and booked approximately $1.1 million of deferred income tax benefit, net of the current year deferred income tax expense of approximately $.4 million, which provided the Company with net income of $.16 per basic and $.15 per diluted share. In the fiscal year ended March 31, 2001, the Company recorded an extraordinary loss on extinguishment of debt of approximately $.6 million, or $.09 per basic and diluted share, and if goodwill amortization expense had not been included in fiscal 2001, as presented in the fiscal years ended March 31, 2003 and 2002 under SFAS No. 142, it would have had the effect of decreasing the basic and diluted net loss per share by $.40 for the year ended March 31, 2001.

At March 31, 2003, 2002 and 2001, the Company had 1,656,634, 705,500 and 290,300 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the years ended March 31, 2003, 2002 and 2001. These anti-dilutive shares could potentially dilute the basic EPS in the future.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25. The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Fiscal Year Ended March 31,
	2003	2002	2001
Net (loss) income as reported	$(13,162,458)	$2,007,122	$(9,306,166)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	661,958	2,580,619	1,358,183

Pro forma net (loss) income	$(13,824,416)	$(573,497)	$(10,664,349)

(Loss) income per common share as reported:
Basic	$(1.85)	$0.29	$(1.45)
Diluted	$(1.85)	$0.28	$(1.45)
(Loss) income per common share—pro forma:
Basic	$(1.94)	$(0.08)	$(1.66)
Diluted	$(1.94)	$(0.08)	$(1.66)

For purposes of the above disclosure, the determination of the fair value of stock options granted in fiscal years 2003, 2002 and 2001 was based on the following: (i) a risk free interest rate of 6%, 3.94% to 5.31% and 5.38% respectively; (ii) expected option lives of 5-10 years in 2003 and 2002, and 10 years in 2001; and (iii) expected volatility in the market price of the Company’s common stock of 117%, 67%, and 85%, respectively.

The weighted average fair value of options granted to employees were $1.29, $2.77, and $10.11 per share for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

The Company has no other equity based compensation plans for its employees.

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

Advertising and Sales Promotion Costs

Advertising costs are charged to expense as incurred. Advertising expense totaled approximately $35,000, $59,000 and $131,000 for fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Revenue Recognition

The Company recognizes revenue when goods are shipped and title or risk of loss resides with unaffiliated customers or when services are provided. Rebates and allowances are recorded as a component of cost of goods sold in the period they are received from the vendor or manufacturer unless such rebates and allowances are reasonably estimable at the end of a reporting period. The Company records chargeback credits due from its vendors in the period when the sale is made to the customer which is eligible for contract pricing from the manufacturer.

The Company accepts return of product from its customers for product which is saleable, in unopened containers and carries a current date. Generally, product returns are received via the Company’s own delivery vehicles, thereby eliminating a direct shipping cost from being incurred by the customer or the Company. Depending on the length of time the customer has held the product, the Company may charge a handling and restocking fee. Overall, the percentage of the return of product to the Company is extremely low. The Company has no sales incentive or rebate programs with its customers.

Reclassifications

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to 2003 presentation.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, and was effective for the Company on April 1, 2002. The adoption of SFAS No. 144 did not have an impact on the results of operations or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax benefit. As a result of SFAS No. 145, the criteria in APB No. 30 will be used to classify those gains and losses. The provisions of SFAS No. 145 related to of the rescission of FASB No. 13 shall be applied in fiscal years beginning after May 15. 2002. Early application of the provisions of SFAS No. 145 related to the rescission of FSAB No. 13 is encouraged. The components of SFAS No. 145 adopted in the current year did not have an impact on the results of operations or financial position of the Company. The adoption of SFAS No.145 would require the Company to restate the extraordinary loss on extinguishment of debt in 2001 to operating expenses.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of March 31, 2003, the Company did not have any guarantees outstanding.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS No. 148”) which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB Opinion No. 25.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in July 2003 to variable interest entities in which the Company may hold a variable interest that is acquired before February 1, 2003. The provisions of FIN 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN 46 becomes effective. The Company is currently assessing the impact of the adoption of FIN 46 as it relates to the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150.

NOTE 3—ACQUISITIONS

On April 19, 2000, the Company, Valley, Ronald J. Patrick (“Patrick”) and Ralph A. Blundo (“Blundo” and together with Patrick, the “Sellers”) signed a Merger Purchase Agreement (the “Agreement”). In connection with the merger, the Sellers received an aggregate of 226,666 shares of the Company’s common stock and cash in the amount of $1.7 million. In addition, the Sellers deposited 22,666 shares of the Company’s common stock with an escrow agent (the “Holdback Shares”). Based on audited financial statements of Valley as of April 19, 2000, the stockholders’ equity amounted to $400,667, which was $141,160 less than the threshold amount of $541,827. Therefore, 9,411 of the Holdback Shares have been returned to the Company. After consideration of the return of the Holdback Shares, a total of 217,255 shares at $10.125 per share were issued for the acquisition. The acquisition was accounted for using the purchase method of accounting and accordingly $3.6 million of goodwill was recorded. Prior to April 1, 2001, goodwill was amortized over a fifteen (15) year period.

On April 18, 2000, Valley loaned the Sellers $170,000, of which $100,000 is outstanding at March 31, 2003 and 2002, to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These interest-free notes receivable are to be repaid upon the Sellers’ sale of Company common stock, which is restricted stock subject to a holding period that ended on April 19, 2001.

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

On October 19, 2001, the Company entered into an Employment Agreement with Gregory M. Johns (“Johns”), former owner of Penner, for an annual salary of $125,000, payable bi-weekly for an initial term of three years, through October 18, 2004, renewable for subsequent terms of one year thereafter. In accordance with the Employment Agreement, the Company agreed to issue a total of 100,000 employee non-qualified stock options (the “Options”) to Johns at a price of $8.00 per share contingent upon the attainment of gross profit goals by Discount over the three year term of the Employment Agreement. The Options, provided the goals are attained, would be issued one third of the total 100,000 each year for three years, and would be issued within sixty days of each anniversary date of the Employment Agreement. In conjunction with the Employment Agreement, on October 19, 2001, Johns executed a Restrictive Covenants Agreement and Agreement Not to Compete (“Non Compete Agreement”) with the Company. The Non Compete Agreement constrains Johns during the minimum three year term of the Employment Agreement in addition to a period of one year following his termination. In consideration for Johns’ execution of the Non Compete Agreement, the Company issued to Johns 25,000 shares of common stock of the Company, with a fair market value of $142,500. The Non Compete Agreement was recorded as an intangible asset with associated amortization of $15,000 in fiscal 2002. In fiscal 2003, an intangible impairment loss was recorded for the unamortized balance (see Note 4).

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

	For the Year Ended March 31, 2002	For the Year Ended March 31, 2002
Accounts receivable	$1,180,756	$3,478,637
Inventory	717,954	6,690,636
Property and equipment	670,000	67,146
Other assets	94,391	266,380
Intangible assets	291,914	—
Goodwill	135,043	3,557,023
Assumption of liabilities	(104,146)	(10,102,634)

Net value of purchased assets	2,985,912	3,957,188
Forgiveness of trade payables and management fees	(1,604,793)	—
Value of common stock issued	(892,500)	(2,199,707)

Cash paid for acquisitions	$488,619	$1,757,481

The unaudited pro forma effect of the acquisitions of Valley and Penner on the Company’s revenues, net income (loss) and net income (loss) per basic and diluted share, had the acquisitions occurred on April 1, 2000 is as follows:

	For the Year Ended March 31, 2002	For the Year Ended March 31, 2001
Revenues	$273,944,559	$217,364,674
Loss before extraordinary item	$(22,483)	$(12,528,111)
Net loss	$(22,483)	$(13,100,355)
Basic and diluted loss before extraordinary item per share	$(0.00)	$(1.91)
Basic and diluted net loss per share	$(0.00)	$(1.99)

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

On May 14, 2003, Discount Rx, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, purchased substantially all of the assets, subject to certain liabilities, of Avery Pharmaceuticals, Inc., Avery Wholesale Pharmaceuticals, Inc., also known as Texas Vet Supply (jointly “Avery”), and Infinity Custom Plastics, Inc. (“Infinity”), wholesale distributors of pharmaceuticals and respiratory products based in Texas, pursuant to an Asset Purchase Agreement dated May 14, 2003 (the “Avery Agreement”).

Pursuant to the Avery Agreement, the Company acquired accounts receivable, inventory, equipment, furniture, the trade name and a patent pending for the process of the manufacture of vials for the respiratory therapy industry, preliminarily totaling $1,062,518. The liabilities assumed, which were comprised principally of trade payables, upon preliminary investigation amounted to $912,518, and capital injected of $60,000. In addition, the Company executed a promissory note to the predecessor company’s 50% shareholder, as additional consideration. The $318,000 note includes a right of set off for accounts payable in excess of an agreed upon amount assumed at closing. The original note may not be reduced below $90,000 after set off, which management believes will be the adjusted note amount. Terms of the note provide for principal payments due monthly beginning July 5, 2003 through the due date of January 5, 2006. Interest on the note is due quarterly beginning September 5, 2003 at the rate of 6% per annum. Also, the Company executed a Consulting and Non-Competition Agreement (“Consulting Agreement”) with John VerVynck (“VerVynck”) an officer and shareholder of Avery and Infinity. The Consulting Agreement provides for the payment to VerVynck of $39,360, payable bi-monthly, over the six-month term of the Consulting Agreement. The Consulting Agreement prohibits VerVynck from competing for one year following his termination and the six-month term of the consulting agreement. The Company will operate the acquisition under a ficiticous name filing for Avery Pharmaceuticals, and anticipates that Avery will have a positive impact on the Company’s fiscal 2004. The acquisition will be accounted for under the purchase accounting method.

NOTE 4—IMPAIRMENT OF ASSETS

The Company has completed several acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, upon adoption of SFAS No. 142, the Company ceased amortization of goodwill effective April 2001, and reviews goodwill annually for impairment. Goodwill and intangibles related to acquisitions are determined based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of the fair value of the Company’s reportable unit over the fair value of identifiable assets and liabilities, based on the annual impairment test. Useful lives are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. During the second quarter of fiscal 2003, the Company completed its annual two-step process of the goodwill impairment test prescribed in SFAS No. 142, based upon September 30, 2002 values. The first step of the impairment test was the measurement of the Company’s fair market value versus book value, as defined under SFAS No. 142. Because the Company’s fair market value, as determined by independent valuation using a discounted cash flow approach, was below book value at September 30, 2002, the Company was required to perform the second step of the impairment test. The second step involved comparing the implied fair value of the Company’s goodwill to its fair market value to measure the amount of impairment. The goodwill impairment test resulted in the Company recognizing a non-cash goodwill impairment loss of approximately $12.2 million relating to the goodwill recorded with the acquisitions of Becan Distributors, Inc. (“Becan”) in November 1999, Valley in April 2000 and Penner in October 2001. During the second quarter of fiscal 2003, the Company also reviewed for impairment the Non-Compete Agreement and the domain name that were recorded as a result of the acquisition of Penner in October 2001. These other intangible assets were determined by an independent appraisal to have no value. Accordingly, the Company recognized an impairment loss of $258,914 related to these other intangible assets.

Since the acquisitions of Desktop and VetMall, management has been faced with substantial changes to the original business plans. The offices of Desktop and VetMall were relocated from Dallas, Texas to the Company’s corporate office facilities in Clearwater, Florida during August 2000. The primary function of Desktop was to design and develop customized Internet solutions for businesses and to a greater extent to continue to design, develop and maintain the VetMall web site. The amount of transition expense, loss of customer base, and problems with the web site and the delay of its startup, are all factors which contributed to a negative cash flow for the twelve months ending March 31, 2001. Currently, the Company has no plan for business development for either Desktop or VetMall which would generate a positive cash flow.

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

NOTE 5—PROPERTY AND EQUIPMENT

At March 31, 2003 and 2002 property and equipment consist of the following:

	2003	2002
Furniture, equipment and vehicles	$787,790	$733,690
Computer software	483,049	646,561
Leasehold improvements	75,417	67,928

Total	1,346,256	1,448,179
Accumulated depreciation	(578,706)	(458,258)

Property and equipment, net	$767,550	$989,921

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $306,577, $245,280 and $247,868, respectively.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the fiscal years ended March 31, 2003 and 2002, are as follows:

Balance as of March 31, 2001	$25,179,255
Goodwill acquired	135,043

Balance as of March 31, 2002	25,314,298
Goodwill impairment charge	(12,209,298)

Balance as of March 31, 2003	$13,105,000

The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that segment.

The following table reflects the components of other intangible assets:

	March 31, 2003		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non compete agreement	$—	$—	$142,500	$15,000
Domain name	—	—	200	200

Total	$—	$—	$142,700	$15,200

Non-amortizable intangible assets:
Domain name	$—	$—	$149,414	$—

Amortization expense for the fiscal years ended March 31, 2003, 2002 and 2001 was $18,000, $15,044 and $2,550,260, respectively.

NOTE 7—NOTES RECEIVABLE

On April 15, 2002, the Company arranged a note maturing on December 1, 2005 with one of its customers for an account receivable. The note bears interest at 7%, is unsecured, and requires the customer to purchase at least $7,000 generic and $20,000 branded pharmaceuticals each month on COD terms, in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2003, was $147,197, of which $51,322, representing the portion due within one year, is included in other current assets.

On November 8, 2002, the Company renegotiated a note receivable maturing in November 2007, which originated on March 28, 2002, with one of its customers for an account receivable. The renegotiated note bears interest at 2.5%, is collateralized by the customer’s accounts receivable and inventory, and requires any subsequent charges after the date of the note to be paid currently in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2003 and 2002 was $268,763 and $329,012, respectively, of which $57,990 and $65,520, respectively, representing the portion due within one year, is included in other current assets.

On November 8, 2002, the Company renegotiated a note receivable maturing in November 2007, which originated on March 28, 2002, with one of its customers for an account receivable. The note bears interest at 2.5%, is unsecured, and requires any subsequent charges after the date of the note to be paid currently in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2003 and 2002 was $344,261 and $411,269, respectively, of which $85,246 and $67,344, respectively, representing the portion due within one year, is included in other current assets.

On January 16, 2003, the Company arranged a note with one of its customers for an account receivable. The note is unsecured, does not carrying any interest, and requires the customer to make regular payments with the final payment due on August 7, 2003. The outstanding balance on the note which was reflected on the Company’s accounts receivable at March 31, 2003 was $510,043.

NOTE 8—INCOME TAXES

The income tax (benefit) consists of the following for the fiscal years ended March 31, 2003 and 2002:

	Federal	State	Total
Fiscal year ended March 31, 2003:
Current	—	—	—
Deferred	$(282,927)	$(30,955)	$(313,882)

Total	$(282,927)	$(30,955)	$(313,882)

Fiscal year ended March 31, 2002:
Current	$—	$—	$—
Deferred	(950,084)	(153,464)	(1,103,548)

Total	$(950,084)	$(153,464)	$(1,103,548)

The Company had no income tax expense (benefit) for the year ended March 31, 2001.

The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes for 2003, 2002 and 2001 as follows:

	2003		2002		2001
Rate Reconciliation	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
Statutory federal rate	$(4,581,956)	(34.00%)	$307,215	34.00%	$(3,164,097)	(34.00%)
State income taxes	(47,133)	(0.35%)	33,656	3.72%	(346,190)	(3.72%)
Goodwill amortization and impairment	4,151,161	30.80%	—	—	2,243,156	24.10%
Warrant expense	—	—	—	—	506,458	5.44%
Other	(5,634)	—	14,081	1.56%	19,668	0.22%
Understatement of prior years net operating losses	(410,420)	(3.04%)	—	—	—	—
Change in valuation allowance	580,100	4.0%	(1,458,500)	(161.41%)	741,005	7.96%

	$(313,882)	(2.59%)	$(1,103,548)	(122.13%)	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities, net of valuation allowance, as of March 31, 2003 and 2002 are as follows:

	2003	2002
Net operating losses	$1,091,562	$607,258
Net operating losses—acquired	190,384	190,384
Use of cash basis method of accounting for income tax purposes	(128,500)	(128,500)
Uniform capitalization of inventory cost	229,935	244,306
Basis difference in property and equipment	(47,078)	(32,627)
Basis difference on deductible goodwill and other intangibles	55,010	—
Other	7,555	—
Bad debt and other accruals	598,862	222,726

Net deferred income tax assets	1,997,730	1,103,548
Valuation allowance	580,100	—

Net deferred income tax asset after valuation allowance	$1,417,630	$1,103,548

At March 31, 2003, the net operating loss and acquired tax loss carry forward benefits of approximately $2.9 million and $.5 million expire through 2023. Due to the Company’s acquisition of Desktop, the Company’s ability to utilize the acquired net operating loss carry forward of $500,000 will be limited by IRS Section 382 to $113,000 per year.

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

The Company determines a valuation allowance based on its analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of future profitability. As a result of the substantial operating losses incurred during fiscal year 2003, the Company established valuation allowances for a portion of the net deferred tax asset in the amount of $580,100 as of March 31, 2003, as it will take more than a few years to realize the deferred tax asset.

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

In March 2000, the Company entered into a line of credit agreement with Merrill Lynch. The line of credit enabled the Company to borrow a maximum of $5,000,000 with borrowings limited to 80% of eligible accounts receivable and 50% of inventory (capped at $1,000,000). The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility. In conjunction with this repayment, the unamortized deferred loan costs associated with the line of credit were written off as an extraordinary loss on the early extinguishment of debt.

On October 24, 2000, the Company obtained from Mellon Bank N.A. (“Mellon”) a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The line of credit bears interest at the floating rate of 0.25% per annum over the base rate. The term loan is payable over a 36-month period with interest at 0.75% per annum over the base rate, which is the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. In conjunction with the closing of the Mellon credit facility, the Company deposited $2 million in a restricted cash account with Mellon. The credit facility prohibits the payment of dividends. On October 29, 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon, increasing the line to $23 million. On October 28, 2002, the Company executed a Fourth Amendment and Modification to Loan and Security Agreement with Standard. The amendment extended the contract period of the loan and security agreement to expire on October 24, 2004, from the original contract period which would have expired on October 24, 2003. In addition, the amendment modified the borrowing base, quarterly and annual net income, net worth and current ratio covenants commencing with the fiscal quarter ended September 30, 2002, and the applicable interest rate margin commencing April 1, 2003. The amendment also imposed certain accounts receivable limitations and instituted a new indebtedness to net worth ratio for the fiscal year ending March 31, 2003 and for each fiscal year end thereafter. The Company was not in compliance with the net worth covenant and the net worth to indebtedness ratio covenant with Standard at March 31, 2003. The interest rate on the term loan was 5.5%, and the interest rate on the revolving credit facility was 4.25% at March 31, 2003. The outstanding balances on the revolving line of credit and term loan were approximately $15.9 million and $18.9 million, and $.5 million and $1.1 million, respectively, as of March 31, 2003 and 2002. The availability on the line of credit at March 31, 2003 was approximately $.5 million, based on eligible borrowing limits at March 31, 2003.

The Standard line of credit and term loan were paid in full with the April 15, 2003 Congress Financial Corporation (“Congress”) credit facility and the restricted cash account with Mellon. In March 2003, the Company expensed 50% of the unamortized financing costs to interest expense related to the early termination of the Standard credit facility, and will record the remaining balance of the unamortized financing costs to interest expense in April 2003, in addition to an early termination fee of $351,000, and a fee for the waiver of the 90-day notice of termination of $30,000.

On April 15, 2003, the Company obtained from Congress a $40 million revolving line of credit and a $400,000 term note. The Congress credit facility along with the Mellon restricted cash account of $2 million were used to satisfy the outstanding line of credit and tern loan with Standard. The Congress revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The Congress credit facility is collateralized by all the Company’s assets. The line of credit is for a term of 36 months, and the term note is payable over the same 36-month period. The Congress credit facility imposes certain restrictive covenants on tangible net worth and EBITDA. All costs associated with the Congress credit facility will be amortized as interest expense over the term of the loan.

On April 15, 2003, Jugal K. Taneja (“Taneja”), the Chairman of the Board, CEO and a Director of the Company executed a Guarantee (the “Guarantee”) in favor of Congress. The Guarantee provides Congress with Taneja’s unconditional guaranty of all obligations, liabilities, and indebtedness of any kind of the Company to Congress. In June 2003, the Company issued 57,143 shares of common stock of the Company to Taneja as compensation for his guarantee in favor of Congress. Notwithstanding anything to the contrary, the liability of the guarantor shall not exceed $2 million in year 1; reduced to $1.5 million in year 2; and further reduced to $1 million in year 3, subject to the Company achieving collateral availability objectives.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments, by year and in aggregate under non-cancelable leases that have initial or remaining terms in excess of one year, are as follows:

Year Ending March 31	Operating Leases	Capital Leases
2004	$319,890	$14,163
2005	311,227	14,163
2006	267,159	—
2007	89,094	—
2008 and thereafter	—	—

Total payments	$987,370	28,326

Less amount representing interest		(4,784)

Total present value of minimum lease payments		$23,542

Total rent expense for the years ended March 31, 2003, 2002 and 2001 was approximately $344,000, $226,000 and $177,700, respectively.

Purchase Commitments

The Company currently has purchase commitments with three vendors which require the Company to annually purchase a minimum of approximately $20,150,000. These commitments expire through November 2004, except for a $50,000 vendor agreement which is ongoing until terminated by either party.

Litigation

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. At March 31, 2003, no warrants had been issued to GAF. As of June 30, 2003 GAF had not instituted any legal proceedings against the Company. The Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp., in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT Capital Corp. filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In September of 2002, Plaintiffs served the Company with written discovery requests. Since then, there has been no activity by Plaintiffs or HCT, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. The customer accounted for approximately $4.1 million, or 1.5%, of the gross revenue of the Company in the fiscal year ended March 31, 2002. The Company has an unconditional personal guaranty signed by the customer’s owner. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. Management is continuing to pursue its claim for payment through the courts and working with the major creditors to process return of inventory; therefore based upon Management’s participation in the discovery phase of the suit, the allowance account has been reduced to $669,000, representing approximately 75% of the account balance reserved at March 31, 2003.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2003 should have a material adverse impact on its financial position, results of operations, or cash flows.

NOTE 11—EMPLOYEE BENEFIT PLAN

In January 2002, the Company adopted the DrugMax, Inc. 401(k) Plan (the “401(k) Plan”). Full time employees are eligible to participate in the 401(k) Plan beginning the next quarterly enrollment date after completion of one year of employment with the Company. Eligible employees may contribute up to $12,000 and $11,000 of their annual compensation on a pre-tax basis for the 2003 and 2002, respectively, 401(k) Plan years. Participant contributions are immediately vested. In addition, under the terms of the 401(k) Plan, for each plan year, the Company may contribute an amount of matching contributions determined by the Company at its discretion. Participants become vested in the Company matching contributions over a six-year period. The Company made no contributions to the 401(k) Plan in the fiscal years ended March 31, 2003 and 2002.

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

On January 23, 2000, the Company granted a director and a non-employee consultant to the Company, a three-year warrant to purchase 200,000 shares of common stock at an exercise price of $15.98, which approximates the 30-day weighted average of the stock price from January 23, 2000 to February 22, 2000. The warrants were immediately vested on January 23, 2000. The grant was made as a result of the director acting as a guarantor of the $5,000,000 Merrill Lynch line of credit (see Note 9). The warrants had an estimated fair value of approximately $1,625,000, which was determined using the Black-Scholes Model, assuming an expected life of 3 years, a risk-free interest rate of 6.63%, expected volatility of 75%, and no dividends. The fair value of the warrant was amortized over the term of the line of credit. The Merrill Lynch line of credit was paid in full on October 24, 2000 with proceeds from the new Mellon credit facility; therefore, the unamortized balance of the financing costs of $572,244 was recognized as an extraordinary loss on the early extinguishment of debt in October 2000.

Stock Options

In August 1999, the Company’s Board of Directors adopted a stock option plan (the “Plan”), which was approved by the Company’s shareholders at its annual meeting in August 2000. The Plan provides for the grant of incentive and nonqualified stock options to key employees, including officers, directors and consultants of the Company. Under the provisions of the Plan, all options, except for incentive options granted to “greater-than-10%-stockholders,” have an exercise price equal to the fair market value on the date of the grant and expire no more than ten years after the grant date. The exercise price of incentive options issued to “greater-than-10%-stockholders” shall not be less than 110% of the fair market value of the common stock on the date of the grant, and such options shall expire five years after the date of the grant. During the years ended March 31, 2003, 2002 and 2001, no stock options were issued to consultants. At March 31, 2003, options to acquire up to 2,000,000 shares of common stock may be granted pursuant to the Plan.

Stock option activity is summarized as follows:

Incentive and Non-Qualified Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding March 31, 2000	261,800	$13.08

Granted	75,000	11.69
Forfeited	(46,500)	13.53

Outstanding March 31, 2001	290,300	12.65

Granted	950,700	4.13
Forfeited	(21,900)	6.05

Outstanding March 31, 2002	1,219,100	6.13

Granted	702,934	1.94
Forfeited	(265,400)	6.49

Outstanding at March 31, 2003	1,656,634	4.25

Outstanding options under the Plan vest over a one- to three-year period. As of March 31, 2003 and 2002, 1,094,439 and 636,533 options, respectively, with a weighted average exercise price of $5.85 and $7.13, respectively, were exercisable. The following is a summary of stock options outstanding and exercisable as of March 31, 2003.

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (years)	Options Exercisable
$10.00	5,000	6.66	5,000
13.00	169,800	6.83	169,800
11.38	7,500	7.16	7,500
10.88	30,000	7.25	20,000
7.00	7,500	7.50	5,000
3.50	497,200	8.00	249,072
5.70	900	8.33	300
5.00	142,500	8.42	142,500
5.75	40,000	3.55	40,000
6.05	28,300	8.58	9,433
4.00	25,000	9.00	25,000
3.25	25,000	9.25	25,000
3.85	5,000	9.25	—
1.70	6,000	9.50	—
1.55	242,500	9.50	242,500
1.00	171,100	9.58	—
8.00	33,334	9.66	33,334
2.00	220,000	9.66	120,000

	1,656,634		1,094,439

Remaining non-exercisable options as of March 31, 2003 become exercisable as follows:

2004	231,933
2005	219,500
2006	110,702

562,195

NOTE 13—RELATED PARTY TRANSACTIONS

GO2 Pharmacy, Inc., a publicly traded company, formerly Innovative Health Products, Inc. (“GO2”), is a supplier of manufactured dietary supplements and health and beauty care products. Mr. Taneja is a Director and Chairman of the Board of GO2 and of the Company. In the fiscal years ended March 31, 2003, 2002 and 2001, the Company purchased approximately $3,200, $5,200 and $220,000, respectively, of products for resale from GO2.

On September 13, 2000, the Company entered into a management agreement with Penner and Welsch, Inc., (“Penner”), pursuant to which it agreed to manage the day-to-day operations of Penner during the bankruptcy proceeding in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. In turn, the Company entered into a management agreement with Dynamic Health Products, Inc. (“Dynamic”) pursuant to which Dynamic provided accounting support services to the Company in connection with the Company’s management responsibilities relating to Penner. Pursuant to this agreement, Dynamic was entitled to receive one-third of all fees collected by the Company from Penner. In fiscal 2002 and fiscal 2001, the total fees paid to Dynamic by the Company were $225,226 and $229,417, respectively. Mr. Taneja is a Director and Chairman of the Board of Dynamic and the Company. Both agreements were terminated in October 2001, in connection with the closing of the acquisition of certain assets from Penner by the Company.

In April 2000, in connection with the acquisition of Valley, the Company loaned the sellers of Valley a total of $170,000 to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These are interest-free notes receivable and are to be repaid by Mr. Patrick, Chief Financial Officer of the Company, and Mr. Blundo, the President of Valley, upon their sale of the Company stock, which is restricted stock subject to a holding period which ended on April 19, 2001. At March 31, 2003 and 2002, the outstanding balance on the notes was $100,000.

Mr. Blundo, the President of Valley, and Mr. Patrick, the Chief Financial Officer of the Company, together are 2/3 owners of Professional Pharmacy Solutions, LLC (“PPS”), a pharmacy management company. Valley sells products to PPS under normal terms and conditions. During the fiscal year ended March 31, 2003, the Company generated revenues of approximately $1.5 million, and generated revenues of approximately $1.1 million for each of the fiscal years ended March 31, 2002 and 2001 from PPS. The receivable balance due from PPS at March 31, 2003 and 2002 was approximately $400,000 and $590,000, respectively.

In October 2001, the Company executed a Commercial Lease Agreement (the “Lease”) with River Road Real Estate, LLC (“River Road”), a Florida limited liability company, to house the operations of Valley South in St. Rose, Louisiana. The officers of River Road are Taneja, a Director, Chief Executive Officer, Chairman of the Board and a majority shareholder of the Company; William L. LaGamba, a Director, Chief Operating Officer, and the President of the Company; Stephen M. Watters, a former Director of the Company; and Johns, an employee of the Company and the former owner of Penner. The Lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000 made to River Road by the Company. In the fiscal years ended March 31, 2003 and 2002, the Company paid $180,000 and $90,000, respectively, to River Road, which was a charge to rent expense.

Advanced Pharmacy, Inc. (“Advanced”), is a retail pharmacy for prescription drugs owned by Mihir Taneja, a stockholder of the Company and the adult son of Taneja, the Chairman and CEO of the Company, and Michelle LaGamba, the spouse of William L. LaGamba, the President, COO and a Director of the Company. The Company sells products to Advanced under normal terms and conditions. In the fiscal years ended March 31, 2003, 2002 and 2001, the Company generated revenues of approximately $4.9 million, $18,000 and $19,000, respectively, from Advanced. At March 31, 2003, 2002 and 2001, the receivable balance due from Advanced was approximately $255,000, $19,000 and $18,000, respectively. At March 31, 2003, the Company also had an additional receivable from Advanced for approximately $95,000 representing start up inventory purchased by Advance, which will be paid within one year.

In the fiscal year ended March 31, 2003, the Company advanced to its employee and the former owner of Penner, Johns, funds in the amount of approximately $107,000, which is secured by a note executed by Johns. The note was not associated with or as a result of the Company’s acquisition of Penner. The note bears no interest and is being paid by Johns through deductions from his compensation from the Company. At March 31, 2003, the outstanding balance due from Johns was approximately $101,266.

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

During the fiscal year ended March 31, 2001, the Company operated two industry segments: wholesale distribution and computer software development. During the fiscal years ended March 31, 2003 and 2002, the Company did not operate the software development segment and has made the determination to concentrate on the Company’s core wholesale distribution businesses. The Company has determined that is has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in fiscal years 2003 and 2002, and substantially all of the consolidated revenues in fiscal year 2001. The accounting policies of the operating segment are those discussed in Note 2, Summary of Significant Accounting Policies.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.5%, 99.8% and 100.0% of gross revenues for the years ended March 31, 2003, 2002 and 2001, respectively. Foreign revenues were generated primarily from distribution to customers in Puerto Rico.

The following table presents distribution revenues from the Company’s only segment for each of the Company’s three primary product lines for the fiscal years ended March 31:

	2003	2002	2001
Revenue from:
Branded pharmaceuticals	$268,443,471	$252,526,812	$166,185,219
Generic pharmaceuticals	14,722,530	12,525,736	6,470,828
Over the counter and general	8,585,770	6,235,440	5,057,017

Total revenues	$291,751,771	$271,287,988	$177,713,064

NOTE 15—MAJOR CUSTOMER CONCENTRATION

During the years ended March 31, 2003, 2002 and 2001, the Company’s 10 largest customers accounted for approximately 44%, 37% and 39%, respectively, of the Company’s net sales. The Company’s two largest customers during fiscal 2003, Supreme Distributors and QK Healthcare, accounted for approximately 17% and 11%, respectively, of net sales. In fiscal 2002, the Company’s largest customer, QK Healthcare, accounted for approximately 13% of net sales, and the Company’s largest customer in fiscal 2001, Penner and Welsch, Inc., accounted for approximately 16% of net sales.

NOTE 16—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly financial data for each of the four quarters in the fiscal years ended March 31, 2003 and 2002:

	FISCAL QUARTER
	First	Second	Third	Fourth	Total
2003
Revenues	$63,103,819	$73,736,121	$85,233,822	$69,678,009	$291,751,771
Gross profit	1,980,826	2,279,786	1,883,182	1,960,913	8,104,707
Net (loss) income	(571,690)	(12,298,531)	10,333	(84,137)	(13,162,458)
(Loss) income per common share
Basic	(0.08)	(1.73)	0.00	(0.04)	(1.85)
Diluted	(0.08)	(1.73)	0.00	(0.04)	(1.85)

2002
Revenues	$70,876,312	$66,187,701	$63,735,331	$70,488,644	$271,287,988
Gross profit	1,801,289	1,676,828	2,121,733	1,912,756	7,512,606
Net income	883,649	735,466	377,010	10,997	2,007,122
Income per common share
Basic	0.13	0.11	0.05	0.00	0.29
Diluted	0.12	0.10	0.05	0.01	0.28

(1) In the first quarter 2003, the Company recorded an allowance for an account receivable in the amount of $897,000 and accrued expenses related thereto in the amount of $19,132. The Company also recorded a deferred income tax benefit of $342,629 for the first quarter 2003, relating to these charges.

(2) During the second quarter 2003, the Company completed its annual two-step process of the goodwill impairment as prescribed in SFAS No. 142, and recorded a goodwill impairment loss of $12,209,298, and an intangible asset impairment loss of $258,914.

(3) In the first quarter of 2002, the Company recognized a deferred income tax benefit of $494,030, net of deferred income tax expense of $162,200.

(4) In the second quarter of 2002, the Company recognized a deferred income tax benefit of $616,250, net of deferred income tax expense of $40,000.

NOTE 17—RESTATEMENT

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended March 31, 2002, the Company determined that the accounting treatment for a warrant issued to a director and non-employee consultant on January 23, 2000 as a result of the director’s acting as a guarantor of the Company’s $5,000,000 Merrill Lynch line of credit (see Note 12) was not in accordance with guidance established under APB Opinion No. 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Because the warrants were issued to a non-employee director for services outside his role as a director, the warrants should have been accounted for under SFAS No. 123. Accordingly, the fair value of the warrants of $1,625,000 should have been recognized as deferred financing costs in January 2000 and amortized to interest expense over the one-year term of the line of credit, beginning in March 2000. The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the new Mellon credit facility (see Note 9); therefore, the unamortized balance of the financing costs of $572,244 should have been recognized as an extraordinary loss on the early extinguishment of debt in October 2000. The Company has not treated the warrant expense as a deductible item in its tax returns, and has concluded that the warrant expense will be treated as a permanent difference, which does not create tax benefits for the Company. As a result, the consolidated financial statements for the years ended March 31, 2002 and 2001 have been restated from the amounts originally reported in the Company’s 2002 Form 10-KSB filed on July 1, 2002. The restatement was reflected in the Company’s 2002 Form 10-KSB/A as filed on March 14, 2003

A summary of the significant effects of the restatement on the Company’s consolidated statement of operations for the year ended March 31, 2001 is as follows:

	Year Ended March 31, 2001
	As Originally Reported	Adjustments	As Restated in 2002 Form 10- KSB/A
Interest expense	$1,124,242	$917,339	$2,041,581
Loss before extraordinary item	7,816,583	917,339	8,733,922
Extraordinary loss on extinguishment of debt	—	572,244	572,244
Net loss	7,816,583	1,489,583	9,306,166
Net loss per common share – basic and diluted:
Loss before extraordinary item	$1.22	$0.14	$1.36
Extraordinary loss on extinguishment of debt	—	0.09	0.09

Net loss per common share – basic and diluted	$1.22	$0.23	$1.45

A summary of the significant effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2002 is as follows:

	As Originally Reported	Adjustments	As Restated in 2002 Form 10- KSB/A
Additional paid-in capital	$39,342,355	$1,625,000	$40,967,355
Accumulated deficit	(7,902,880)	(1,625,000)	(9,527,880)
Total stockholders’ equity	31,446,595	—	31,446,595
Total liabilities and stockholders’ equity	66,302,757	—	66,302,757

NOTE 18—SUBSEQUENT EVENTS

In April 2003, W.A. Butler & Company (“Butler”), a 30% shareholder of VetMall, executed an agreement with the Company and VetMall. The terms of the agreement provide for the transfer of Butler’s 30% ownership of VetMall stock and the forgiveness of $.5 million of long-term liabilities of the Company to Butler. The agreement also releases Butler from any present and future operational expenses of VetMall. Since there is no minority interest at March 31, 2003, the transfer of the 30% interest will have no impact on the consolidated financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 5, 2003, the Company appointed BDO Seidman, LLP (“BDO”) as its new independent accountants for the fiscal year ended March 31, 2003, replacing the firm of Deloitte & Touche, LLP (“Deloitte”), which served as the Company’s independent accountants for the fiscal years ended March 31, 2002, 2001 and 2000. During the two most recent fiscal years and any subsequent interim period prior to engaging BDO, the Company did not consult with BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). The appointment of BDO was approved by the Audit Committee and the Company’s Board of Directors.

The reports of Deloitte on the Company’s financial statements for the past two fiscal years did not contain a disclaimer of opinion or an opinion that was adverse or was qualified or modified for uncertainty, audit scope, or accounting principle. Furthermore, during the two most recent fiscal years and through the subsequent period ending on February 5, 2003, there were no disagreements with Deloitte on matters of accounting principle or practice, financial statement disclosure, or audit scope or procedure which, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to refer to the subject matter of the disagreements in their report. In addition, during the two most recent fiscal years, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as follows:

As previously reported, the Company’s Board of Directors, in consultation with Deloitte, determined that a restatement of the Company’s consolidated financial statements for the years ended March 31, 2002 and 2001 and the quarter ended June 30, 2002 was required to appropriately account for a warrant issued to a director and non-employee on January 23, 2000. The Company has filed the amended Form 10-KSB for its fiscal year ended March 31, 2002, and the amended Form 10-Q for its quarter ended June 30, 2002.

On February 27, 2003, the Company authorized Deloitte to respond fully to the inquiries of BDO concerning this matter.

A letter from Deloitte was addressed to the Securities and Exchange Commission and was attached as an exhibit to the Company’s Form 8-K/A, dated February 27, 2003.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Directors and Executive Officers” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 29, 2003.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Compensation of Executive Officers and Directors” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 29, 2003.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Security Ownership of Management and Others” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 29, 2003.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 29, 2003.

Item 14.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a	)	Documents filed as part of this report:

		1.	Financial Statements and Reports of BDO Seidman, LLP and Deloitte & Touche, LLP

The financial statements included in Part II, Item I of this Annual Report on Form 10-K are filed as part of this Report.

		2.	Financial Statement Schedule.

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

DrugMax, Inc.

Clearwater, FL

The audit referred to in our report dated July 2, 2003 relating to the 2003 consolidated financial statements of DrugMax, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the 2003 consolidated financial statement schedule listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this 2003 consolidated financial statement schedule based upon our audit.

In our opinion such 2003 consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Miami, FL

July 2, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of DrugMax, Inc.:

We have audited the consolidated financial statements of DrugMax, Inc. (the “Company”) as of March 31, 2002, and for each of the two years in the period ended March 31, 2002, and have issued our report thereon dated June 27, 2002 (November 22, 2002 as to Note 17), which report includes two explanatory paragraphs relating to the adoption of a new accounting principle in 2002 and the restatement of the consolidated financial statements. Our audits also included the consolidated financial statement schedule of DrugMax, Inc., listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida June 27, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED MARCH 31, 2003

DESCRIPTION	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Other		Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended March 31,
2003	$340,575	$1,114,539		$(50,000	)(A)	$151,285	$1,253,829
2002	381,944	35,757		62,750	(B)	139,876	340,575
2001	113,282	99,044		209,588	(C)	39,970	381,944
Valuation allowance on deferred tax assets:
Year ended March 31,
2003	$—	$580,100	(D)	$—		$—	$580,100
2002	1,458,500	—		—		1,458,500	—
2001	717,495	741,005	(D)	—		—	1,458,500

(A)	Provision for other receivable included in bad debt expense.
(B)	Recovery of debt previously written off.
(C)	Represents allowance for doubtful accounts for accounts receivable.
(D)	Increase in amount of deferred income tax assets for which realization is not more likely than not.

	3.	Exhibits

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Articles of Incorporation of NuMed Surgical, Inc., filed October 18, 1993. (1)

3.2	Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3	Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4	Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5	Articles of Amendment to Articles of Incorporation of Nutriceuticals.com Corporation, filed January 11, 2000. (8)

3.6	Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between Nutriceuticals.com Corporation and William L. LaGamba dated January 1, 2000. (7)

10.2	Employment Agreement by and between Valley Drug Company and Ronald J. Patrick dated April 19, 2000 (8)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated October 1, 2001. (12)

10.4	Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.5	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.6	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.7	Fourth Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley
Drug Company, Discount Rx, Inc., Valley Drug Company South and Standard Federal Bank National
Association dated October 28, 2002. (15)

10.8	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. *

16.1	Letter of Deloitte & Touche, LLP addressed to the Securities and Exchange Commission. (16)

21.0	Subsidiaries of DrugMax.com, Inc. (9)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.
(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.
(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.
(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.
(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.
(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.
(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.
(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.
(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.
(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.
(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.
(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.
(15)	Incorporated by reference to the Company’s Form 10-Q, filed October 17, 2002.
(16)	Incorporated by reference to the Company’s Form 8-K/A, filed February 28, 2003.

(b) Reports on Form 8-K.

During the three months ended March 31, 2003, the Company filed the following reports on Form 8-K:

Form 8-K dated February 5, 2003, with respect to the Company’s change in independent accountants.

Form 8-K/A dated February 27, 2003, with respect to the Company’s change in independent accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.

Dated: July 15, 2003	By /s/ Jugal K. Taneja Jugal K. Taneja, Chief Executive Officer and Chairman of the Board

Dated: July 15, 2003	By /s/ William L. LaGamba William L. LaGamba, President and Chief Operating Officer

Dated: July 15, 2003	By /s/ Ronald J. Patrick Ronald J. Patrick, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

By: /s/ Jugal K. Taneja Jugal K. Taneja	Chairman of the Board, Chief Executive Officer and Director	July 15, 2003

By: /s/ William LaGamba William L. LaGamba	President, Chief Operating Officer and Director	July 15, 2003

By: /s/ Ronald J. Patrick Ronald J. Patrick	Chief Financial Officer and Director	July 15, 2003

By: /s/ Dr. Howard L. Howell, DDS Dr. Howard L. Howell, DDS	Director	July 15, 2003

By: /s/ Robert G. Loughrey Robert G. Loughrey	Director	July 15, 2003

By: /s/ Martin Sperber Martin Sperber	Director	July 15, 2003

By: /s/ Sushil Suri Sushil Suri	Director	July 15, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Jugal K. Taneja, certify that:

1. I have reviewed this annual report on Form 10-K of DrugMax, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003	By:	/s/ Jugal K. Taneja
Jugal K. Taneja
Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Ronald J. Patrick, certify that:

1. I have reviewed this annual report on Form 10-K of DrugMax, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003	By:	/s/ Ronald J. Patrick
Ronald J. Patrick
Chief Financial Officer