Form 10-K/A
period 2003-03-31
DRUGMAX INC
filed 2003-07-29
CIK 921878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15445

DRUGMAX, INC.,

formerly known as DrugMax.com, Inc.

(Name of registrant as specified in its charter)

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

EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended March 31, 2003 filed by DrugMax, Inc. (the “Company”) on July 15, 2003. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. All other portions of the Company’s original Form 10-K filing remain in effect.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is the business experience and other biographical information regarding the Company’s executive officers and directors as of July 23, 2003:

Name	Age	Position
Jugal K. Taneja (3)	59	Chairman of the Board and Chief Executive Officer
William L. LaGamba (3)	44	President, Chief Operating Officer, Secretary and Director
Ronald J. Patrick (1)	55	Chief Financial Officer, Vice President of Finance, Treasurer and Director
Howard L. Howell, DDS (1) (2)	56	Director
Robert G. Loughrey (2)	54	Director
Martin Sperber (1) (2) (3)	71	Director
Sushil Suri (3)	43	Director

(1)	Member of Compensation Committee.
(2)	Member of Audit Committee.
(3)	Member of Executive Committee.

Pursuant to the Company’s bylaws, each director serves for a term of one (1) year or until his successor is duly qualified. Officers are appointed annually by the Board of Directors (subject to the terms of any employment agreement), at the annual meeting of the Board, to hold such office until an officer’s successor is duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of the Company’s directors and executive officers.

Information regarding Inside Directors and Executive Officers:

Jugal K. Taneja serves as the Company’s Chairman of the Board, and since October 2000 has served as its Chief Executive Officer. In addition to his service to the Company, Mr. Taneja operates several other companies. He is presently the Chairman of the Board of Dynamic Health Products, Inc. (“Dynamic”), a position he has held since Dynamic’s inception in 1991. Dynamic, a public company, is a distributor of proprietary and nonproprietary dietary supplements, over-the-counter drugs, and health and beauty care products. Mr. Taneja also serves as a director of Go2Pharmacy,Inc. (NasdaqSC:GORX), a publicly-held company that manufactures and distributes nutritional and health products. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

William L. LaGamba is a member of the Company’s Board of Directors and has served as its President, Chief Operating Officer and Secretary since October 2000. From March 2000 to October 2000, he served as the Company’s Chief Executive Officer. From November 1999 to October 2000, he also served as the Company’s Secretary and Treasurer. From June 1998 until joining the Company in November 1999, Mr. LaGamba served as Chief Executive Officer of Dynamic. He was also a founder and the President of Becan Distributors, Inc. (“Becan”) from its inception in January 1997 until it was acquired by the Company in November 1999. For 14 years prior to January 1997, Mr. LaGamba served in various capacities for McKesson Drug Company, a large distributor of pharmaceuticals, health and beauty care products and services, and FoxMeyer Drug Company.

Ronald J. Patrick is a member of the Company’s Board of Directors and has served as the Company’s Chief Financial Officer and Treasurer since the Company’s acquisition of Valley Drug Company (“Valley”) in April 2000. He also has served as the Company’s Vice President of Finance and Treasurer since October 2000. He also has served as Chief Financial Officer of Valley since January 1999. Before becoming Valley’s CFO, Mr. Patrick practiced as a Certified Public Accountant and was part owner of a full-service accounting firm for 20 years. He served as Managing Partner for six of those years and as Coordinator of Consulting Services for the last two years he was with the firm. Mr. Patrick graduated from Gannon College in 1970 with a degree in Business Administration and has been licensed to practice as a Certified Public Accountant since 1974.

Howard L. Howell, D.D.S. has served as a director of the Company since August 1999. Dr. Howell has been managing his private orthodontic dentistry practice since 1977. In addition to the private practice of orthodontics, Dr. Howell is the President of Howell, Whitehead & Associates, P.A., a multi-office private practice group specializing in pediatric dentistry and orthodontics. He also serves as Chief Executive Officer and a Director of Telluride Expeditions Corp., a Colorado-based travel agency, and as a director of Medcom Facilities Inc., a real estate holding company. Dr. Howell received his degree from the Medical College of Virginia.

Robert G. Loughrey has served as a director since June 2002. For over the past five years, Mr. Loughrey was the Senior Vice President and Manager of Mellon Business Credit, Inc. Over the past 20 years he has held various management positions in asset-based lending, middle-market lending and credit policy. Mr. Loughrey served as the Chairman of the Education and Planning Committee for the Commercial Finance Association from 1998 to 2002, and was a member of the organization’s Executive Committee. Mr. Loughrey earned several degrees from the University of Pittsburgh, including an M.B.A. in Finance, B.S. in Mathematics and B.A. in Economics.

Martin Sperber has served as a director since March 2002. Mr. Sperber was Chairman of the Board and Chief Executive Officer for Schein Pharmaceutical, Inc. from 1989 to 2000 and was president of Schein from its inception in 1985, when it was spun-off from Henry Schein, Inc. Mr. Sperber began his 45-year career as a retail pharmacist at Henry Schein, Inc., serving in various capacities during his tenure. Mr. Sperber earned a B.S. in Pharmaceutical Sciences, with honors, from Columbia University. He is a member of the Board of Directors of Long Island University and a member of the Council of Overseers for the Arnold and Marie Schwartz College of Pharmacy. He is also a former member of the boards of the Generic Pharmaceutical Industry Association and American Foundation for Pharmaceutical Education.

Sushil Suri has served as a director since September 2002. Mr. Suri has served as Chairman and Chief Executive Officer of MorepenMax, Inc. since its inception, and for over the past five years, Mr. Suri has served as Chief Executive Officer and Chairman of the Board of Morepen Laboratories, Ltd., an international provider of generic drugs and raw materials used to manufacture generic drugs.

Information regarding Key Employees:

Phillip J. Laird has served as Vice President of the Company and its Pittsburgh operations since the Company acquired Becan in November 1999. From May 1997 until November 1999, Mr. Laird was the Vice President of the Diabetes Supply Division of Direct Rx, Inc., the predecessor of Dynamic. Mr. Laird was also a retail area sales manager for McKesson Drug Company from November 1996 to May 1997. Similarly, Mr. Laird was a retail area sales manager for FoxMeyer Drug Company, managing approximately 250 retail pharmacies with four sales consultants from May 1994 to May 1997. Mr. Laird received a degree in Business Administration from Robert Morris College, Pennsylvania, in 1983.

Willem H. Hamers is the Vice President of Discount Rx, Inc., a subsidiary the Company acquired in connection with its acquisition of Becan. He has held this position since Becan founded Discount Rx in August 1998. Before becoming President of Discount Rx, Inc., Mr. Hamers served as the Executive Vice President of Sales for Penner & Welsch from 1997 to August 1998. Prior thereto, Mr. Hamers was a Sales Manager for the Slidell Division of McKesson Drug Company from 1996 to 1997, and he also was a Sales Manager for the Slidell Division of FoxMeyer Drug Company from 1991 to 1996.

Ralph A. Blundo has served as the President of Valley since the Company acquired Valley in January 1999. From 1986 through 1995, Mr. Blundo served as Valley’s Director of Sales and from 1996 to 1998 he served as Valley’s Vice President of Sales. During this period he was responsible for new account development and overall management of the sales staff. Mr. Blundo received a Bachelor of Science degree in Business Administration from Youngstown State University in 1970.

John P. Cairns has served as the Vice President of Sales of Valley since January 1999. From 1988 to 1998 Mr. Cairns held the position of Valley’s Territory Sales Manager. Prior to joining Valley, he was the Executive Vice President for Mincing Trading Corp., a subsidiary of C. Czarnidow, Ltd., a multi-national commodities trading company.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the

Securities and Exchange Commission. Executive offers, directors and greater than 10% beneficial owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms furnished to it or written representations from the reporting persons that no reports were required, the Company believes that, during it fiscal year ended March 31, 2003, all of its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except as noted below:

Howard L. Howell, a director of the Company, did not file Form 4 relating to acquisitions of common stock of the Company made during the period of August 2000 through March 2003, until March 31, 2003.

Martin Sperber, a director of the Company, did not file Form 4 relating to the receipt of stock options granted him in March 2002, until July 2003.

Jugal K. Taneja, Chairman of the Board and CEO of the Company, did not file Form 4 relating to the acquisition of common stock granted him on June 13, 2003, until June 24, 2003.

Item 11. EXECUTIVE COMPENSATION

Compensation to Outside Directors

All of the Company’s directors receive $500 for each meeting of the Board of Directors that they attend, $2,000 per quarter and reimbursement of their reasonable out-of-pocket expenses incurred in connection with such meetings. In addition, each year, on the date that a director is elected to serve on the Board, he or she is granted a stock option to purchase 25,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the shares on the date of grant. These options vest upon attendance of two Board meetings during the fiscal year in which the options are granted. Additionally, each member of a committee of the Board of Directors receives an option to purchase 5,000 shares of the Company’s common stock, each chairperson of a committee receives an option to purchase an additional 2,500 shares of the Company’s common stock and the Chairman of the Board receives an option to purchase an additional 10,000 shares of the Company’s common stock on the date such persons are appointed to the foregoing positions, provided that they agree to serve in such positions for the entire year. The foregoing options are granted under the Company’s 1999 Stock Option Plan.

Compensation to Executive Officers

The following summary compensation table sets forth the cash and non-cash compensation paid during the past three fiscal years to (a) those individuals serving as the Company’s Chief Executive Officer during the fiscal year ended March 31, 2003 and (b) the four most highly compensative executive officers of the Company, receiving compensation of at least $100,000, during the fiscal year ended March 31, 2003 (the “Named Executive Officers”):

	Fiscal Year Ended March 31	Annual Compensation				Long-Term Compensation Awards	All Other Compensation ($)
Name And Principal Position		Salary ($)		Bonus ($)		Securities Underlying Options (#)
Jugal K. Taneja, Chairman of the Board and Chief Executive Officer	2003 2002 2001	$ $ $	156,881 69,471 100,000	$ $	4,981 18,500 —	42,500 132,500 —	$ $	7,500 56,000 —	(2) (1)

William L. LaGamba, President, Chief Operating Officer and Secretary	2003 2002 2001	$ $ $	166,065 160,413 150,000	$ $	1,481 5,500 —	30,000 110,000 —	$ $	7,500 6,000 —	(2) (2)

Ronald J. Patrick, Chief Financial Officer, Treasurer and Director	2003 2002 2001	$ $ $	138,000 137,000 125,000		$10,000 5,000 —	30,000 105,000 —	$ $	7,500 5,500 —	(2) (2)

(1)	Includes $50,000.00 paid to Mr. Taneja as a consulting fee prior to the date of his employment agreement and $6,000.00 paid to Mr. Taneja in connection with his service as a Director.

(2)	Consists of fees paid for service on the Board of Directors.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information as to options granted to each of the Named Executive Officers of the Company during fiscal year ended March 31, 2003. All such options were granted under the 1999 Stock Option Plan.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($ Per Share)	Expiration Date	Potential Realizable Value at Assumed Rates if Stock Price Appreciation for Option Term (1)
					5%	10%
Jugal K. Taneja	42,500	5.8%	$1.55	09/19/2012	$41,428	$104,988
William L. LaGamba	30,000	4.1%	$1.55	09/19/2012	$29,244	$74,109
Ronald J. Patrick	30,000	4.1%	$1.55	09/19/2012	$29,244	$74,109

(1)	Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the due date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company’s estimate of future price growth.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

The following table provides information as to options exercised by each of the Named Executive Officers of the Company during the fiscal year ended March 31, 2003. The table sets forth the value of options held by such officers at year-end measured in terms of the closing price of the Company’s Common Stock on March 31, 2003.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the- Money Options at Fiscal Year End
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Jugal K. Taneja	0	$0	141,668	33,332	$0	$0
William L. LaGamba	0	$0	156,668	33,332	$0	$0
Ronald J. Patrick	0	$0	101,668	33,332	$0	$0

Employment Agreements and Other Arrangements

Jugal K. Taneja—Mr. Taneja is the Company’s Chairman of the Board and Chief Executive Officer. In October 2001, the Company entered into an employment agreement with Mr. Taneja. Mr. Taneja’s employment agreement provided for an initial 15-month term ending December 31, 2002, and an annual base salary of $144,500, plus bonuses and stock options as determined by the Board of Directors. In April 2003, the Company entered into a new employment agreement with Mr. Taneja for an initial three year term, and an initial annual base salary of $200,000, plus bonuses and stock options as determined by the Board of Directors. Mr. Taneja’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality provisions that prohibit him from disclosing certain information belonging to the Company.

William L. LaGamba—Mr. LaGamba is the Company’s President and Chief Operating Officer. In January 2000, the Company entered into an employment agreement with Mr. LaGamba. Mr. LaGamba’s employment agreement provided for an initial three-year term ending December 2002, an annual base salary of $163,500, plus an annual performance bonus and stock options as determined by the Board of Directors. In April 2003, the Company entered into a new employment agreement with Mr. LaGamba for an initial three-year term and an initial annual base salary of $175,000, plus bonuses and stock options as determined by the Board of Directors. Mr. LaGamba’s employment agreement also contains standard termination provisions for disability, for cause and for good reason. If the employment agreement is terminated other than for good reason or cause, Mr. LaGamba is entitled to receive his compensation through the end of the term of the agreement.

Ronald J. Patrick—Mr. Patrick became the Company’s Chief Financial Officer following the Company’s acquisition of Valley. He is also the Chief Financial Officer, Secretary and Treasurer of Valley. In April 2000, Valley entered into an employment agreement with Mr. Patrick. Mr. Patrick’s employment agreement with Valley provides for an initial three-year term ending April 2003, a current annual base salary of $137,000, plus such health and other benefits as the Board of Directors and/or any compensation and stock option committee of the Company may provide. In April 2003, the Company entered into a new employment agreement with Mr. Patrick for an initial three-year term and an initial annual base salary of $150,000, plus bonuses and stock options as determined by the Board of Directors. Mr. Patrick’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality provisions prohibiting him from disclosing the Company’s confidential information. If the employment agreement is terminated other than for good reason or cause, Mr. Patrick is entitled to receive his compensation through the end of the term of the agreement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

To the knowledge of the Company, the following table sets forth, as of July 23, 2003, information as to the beneficial ownership of the Company’s voting securities by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company’s voting securities, (ii) each person serving the Company as a director on such date, (iii) each person serving the Company as an executive officer on such date who qualifies as a Named Executive Officer, as defined in Item 403(a)(3) of Regulation S-K under the Securities Exchange Act of 1934, and (iv) all of the directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner (2)	Amount and Nature of Shares Beneficially Owned (1)	Percentage of Class(1)
Dynamic Health Products, Inc. (3)	126,091	1.8%
12399 Belcher Road South
Suite 160
Largo, Florida 33773
SMW Capital Group, L.P.	647,060	9.0%
855 Dunbar Avenue
Oldsmar, Florida 34677
Jugal K. Taneja (4)	1,774,095	24.2%
William L. LaGamba (5)	687,729	9.4%
Ronald J. Patrick (6)	211,349	2.9%
Dr. Howard L. Howell (7)	152,500	2.1%
Robert G. Loughrey (8)	57,500	*
Stephen M. Watters (9)	730,420	10.2%
855 Dunbar Avenue
Oldsmar, Florida 34677
Martin Sperber (10)	65,000	*
Sushil Suri	—	—
All Directors and Executive Officers as a group (7 persons)(11)	2,822,082	41.0%

*	Less than 1%.

(1)	Based on 7,178,976 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Pursuant to the rules of the Securities Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the Company’s knowledge, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Unless otherwise indicated, the business address of each of the beneficial owners named above is: c/o DrugMax, Inc., 25400 US Highway 19 North, Suite 137, Clearwater, FL 33763.

(2)	Unless otherwise indicated, the address of each of the beneficial owners identified is 25400 US Highway 19 North, Suite 137, Clearwater, Florida 33763.

(3)	Jugal K. Taneja, Chief Executive Officer and Chairman of the Board of the Company, is also the Chairman of the Board of Dynamic. He has beneficial ownership of approximately 52.0% of the outstanding voting stock of Dynamic. Members of his immediate family own in the aggregate an additional 24.0% of the outstanding voting stock of Dynamic. William L. LaGamba, the Company’s President and Chief Operating Officer, is also a stockholder of Dynamic, with beneficial ownership of approximately 28.2% of the outstanding voting stock of Dynamic.

(4)	Includes 126,091 shares beneficially owned by Dynamic Health Products, Inc., 300,000 shares held of record by 21st Century Healthcare Fund, LLC, a limited liability company of which Jugal K. Taneja is the principal, 48,379 shares held of record by The First Delhi Trust, a trust established for the benefit of his children, 424,555 shares beneficially owned by Carnegie Capital, Ltd., a family limited partnership in which Jugal K. Taneja is the general partner, 90,802 shares held of record by Mr. Taneja, 369,510 shares held of record by Manju Taneja, his spouse, and 141,668 shares issuable upon the exercise of stock options that are currently exercisable.

(5)	Includes 126,091 shares beneficially owned by Dynamic Health Products, Inc., 122,868 shares beneficially owned by Michele LaGamba, Mr. LaGamba’s spouse, 86,987 beneficially owned as custodian for minor-aged children, and 156,668 shares issuable upon the exercise of stock options that are currently exercisable. Mr. LaGamba disclaims voting power with respect to the shares held of record by his spouse.

(6)	Includes 101,668 shares issuable upon the exercise of stock options that are currently exercisable

(7)	Includes 112,500 shares issuable upon the exercise of stock options that are currently exercisable.

(8)	Represents 57,500 shares issuable upon the exercise of stock options that are currently exercisable.

(9)	Includes 647,060 shares beneficially owned by SMW Capital Group, L.P. Mr. Stephan M. Watters owns all of the shares of Summerford Capital, Inc., the general partner of SMW Capital Group, L.P.

(10)	Represents 65,000 shares issuable upon the exercise of stock options that are currently exercisable.

(11)	Includes 635,004 shares issuable upon the exercise of stock options that are currently exercisable.

Shares of the common stock of the Company are listed and traded on the Nasdaq Small Cap Market (“Nasdaq”) under the symbol “DMAX.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth herein briefly describes certain relationships and related transactions during the last three fiscal years between the Company and its Directors, officers and stockholders owning 5% or more of the Company’s Common Stock. These relationships and transactions have been and will continue to be reviewed and approved by a majority of the Company’s independent Directors and the Audit Committee.

Dynamic Health Products, Inc.

On September 13, 2000, the Company entered into a letter of intent to purchase substantially all of the assets of Penner & Welsch, Inc. (“P&W”), a wholesale distributor of pharmaceuticals, over-the-counter products and health and beauty care products, headquartered near New Orleans, Louisiana. Also on that date, P&W filed a voluntary petition for Chapter 11 relief under the United States Bankruptcy Code. The Company, on September 13, 2000, entered into a management agreement with P&W, pursuant to which it agreed to manage the day-to-day operations of P&W during the bankruptcy proceeding in exchange for a management fee equal to a percentage of the gross revenues of P&W each month. In turn, the Company entered into a management agreement with Dynamic pursuant to which Dynamic provided accounting support services to the Company in connection with the Company’s management responsibilities relating to P&W. Pursuant to this agreement, Dynamic was entitled to receive one-third of all fees collected by the

Company from P&W. In fiscal 2002 and fiscal 2001, the total fees paid to Dynamic by the Company were $225,226 and $229,417, respectively. Both agreements were terminated in October 2001, in connection with the closing of the acquisition of certain assets from P&W by the Company.

Dynamic is a distributor of proprietary and nonproprietary dietary supplements, over-the-counter drugs, and health and beauty care products. Jugal K. Taneja, a principal stockholder and Chairman of the Board of the Company, is also the Chairman of the Board. Mr. Taneja has beneficial ownership of approximately 52.0% of the outstanding voting stock of Dynamic. Members of his immediate family own in the aggregate an additional 24.0% of the outstanding voting stock of Dynamic. William L. LaGamba, the Company’s President and Chief Operating Officer, is also a stockholder of Dynamic, with beneficial ownership of 28.2% of the outstanding voting stock of Dynamic.

Go2Pharmacy, Inc.

The Company entered into a First Right to Manufacture Agreement with Go2Pharmacy, Inc. pursuant to which Go2Pharmacy has agreed to manufacture all products that the Company requires and which it is capable of manufacturing. In addition, the Company is the exclusive distributor of Lean Protein Chips, a product manufactured by Go2Pharmacy, to all independent pharmacies. Purchases of all products purchased by the Company from Go2Pharmacy were approximately $3,200, $5,200 and $220,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively, which purchases represent less than 1.5% of the products the Company purchased in each of such years. Jugal K. Taneja is a director of Go2Pharmacy, and Dynamic owns approximately 42% of Go2Pharmacy’s shares.

Valley Drug Company

In April 2000, in connection with the acquisition of Valley Drug Company, the Company loaned the sellers of Valley a total of $170,000 to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. These are interest-free notes and are to be repaid by Messrs. Patrick and Blundo upon their sale of the Company stock. At March 31, 2003, 2002 and 2001, the outstanding balance on the notes was $100,000. Mr. Patrick is the Company’s Chief Financial Officer and a director of the Company, and Mr. Blundo is the President of Valley, the Company’s wholly owned subsidiary.

Professional Pharmacy Solutions, LLC

Mr. Patrick, the Company’s Chief Financial Officer, and Mr. Blundo, Valley’s President, together own two-thirds of Professional Pharmacy Solutions, LLC (“PPS”), a pharmacy management company. Valley sells products to PPS under normal terms and conditions. During the fiscal year ended March 31, 2003, the Company generated revenues of approximately $1.5 million, and approximately $1.1 million in each of the fiscal years ended March 31, 2002 and 2001 on sales to PPS.

Advanced Pharmacy, Inc.

Advanced Pharmacy, Inc. (“Advanced”), is a retail pharmacy for prescription drugs owned by Mihir Taneja, a stockholder of the Company and the adult son of Mr. Taneja, the Chairman and CEO of the Company, and Michelle LaGamba, the spouse of William L. LaGamba, the President, COO and a Director of the Company. The Company sells products to Advanced under normal terms and conditions. In the fiscal years ended March 31, 2003, 2002 and 2001, the Company generated revenues of approximately $4.9 million, $18,000 and $19,000, respectively, from Advanced. At March 31, 2003, 2002 and 2001, the receivable balance due from Advanced was approximately $255,000, $19,000 and $18,000, respectively. At March 31, 2003, the Company also had an additional receivable from Advanced for approximately $95,000 representing start up inventory purchased by Advanced, which will be paid within one year.

River Road Real Estate

In October 2001, the Company executed a Commercial Lease Agreement with River Road Real Estate, LLC (“River Road”), a Florida limited liability company, to house the operations of Valley Drug Company South, the Company’s subsidiary, in St. Rose, Louisiana. River Road is owned, in part, by Messrs. Taneja and LaGamba. This lease is for an initial period of five years, with a base monthly lease payment of $15,000, and an initial deposit of $15,000 made to River Road by the Company. In the fiscal year ended March 31, 2003 the Company paid $180,000 to River Road, and in the fiscal year ended March 31, 2002, the Company paid $90,000 to River Road, which was a charge to rent expense.

MorpenMax

On August 31, 2001, the Company reached an initial agreement with India-based Morepen Laboratories Ltd. (“Morepen Laboratories”), to form a joint venture company, and on September 10, 2001, MorepenMax, Inc, (“MorepenMax”), a Florida corporation, was formed. Morepen Laboratories is the 51% majority shareholder of MorepenMax. On March 22, 2002, the Company funded its investment of $49,000 in MorepenMax, representing its 49% interest. MorepenMax plans to utilize the Morepen facilities to develop low-cost generic pharmaceuticals in the United States. The Company will be the exclusive distributor throughout the United States of the products developed by MorepenMax. Mr. Suri, one of the Company’s directors, is the Chairman of the Board and Chief Executive Officer of Morepen Laboratories and MorepenMax. The Company did not make any material purchases from, or sales to, MorepenMax in the fiscal year ended March 31, 2003. In June 2003, MorepenMax introduced its first generic product for distribution through the Company.

Guaranty by Mr. Taneja of Company’s Credit Facility

In February 2000, the Company entered into a revolving credit facility with Merrill Lynch Financial, pursuant to which Merrill Lynch Financial granted to the Company a $5.0 million credit facility. The lender required and obtained a personal guaranty from Jugal K. Taneja, the Company’s Chairman of the Board and Chief Executive Officer. In consideration for Mr. Taneja’s acting as the guarantor, the Company granted to Mr. Taneja a warrant to purchase 200,000 shares of the Company’s common stock at a price of $15.98 per share, the average closing price over the 30-day period prior to execution of the guaranty. The warrant expired in February 2003.

On April 15, 2003, the Company entered into a credit facility with Congress Financial Corporation (“Congress”), pursuant to which Mr. Taneja executed a Guarantee (the “Guarantee”) in favor of Congress. The Guarantee provides Congress with Mr. Taneja’s unconditional guaranty of all obligations, liabilities, and indebtedness of any kind of the Company to Congress, subject to certain caps and limitations. In June 2003, the Company issued 57,143 shares of common stock of the Company to Mr. Taneja as compensation for his guarantee in favor of Congress.

Item 14.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Annual Report on Form 10-K/A, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

Appearing immediately following the Signatures section of this report there are Certifications of the Chief Executive Officer and the Chief Financial Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART IV

Item 15.	EXHIBITS

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Articles of Incorporation of NuMed Surgical, Inc., filed October 18, 1993. (1)

3.2	Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3	Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4	Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5	Articles of Amendment to Articles of Incorporation of Nutriceuticals.com Corporation, filed January 11, 2000. (8)

3.6	Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. *

10.2	Employment Agreement by and between DrugMax, Inc. and Ronald J. Patrick dated April 19, 2000. *

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated April 1, 2003. *

10.4	Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.5	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.6	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.7	Fourth Amendment and Modification to Loan and Security Agreement among DrugMax, Inc., Valley Drug Company, Discount Rx, Inc., Valley Drug Company South and Standard Federal Bank National Association dated October 28, 2002. (15)

10.8	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. (17)

16.1	Letter of Deloitte & Touche, LLP addressed to the Securities and Exchange Commission. (16)

21.0	Subsidiaries of DrugMax.com, Inc. (9)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(15)	Incorporated by reference to the Company’s Form 10-Q, filed October 17, 2002.

(16)	Incorporated by reference to the Company’s Form 8-K/A, filed February 28, 2003.

(17)	Incorporated by reference to the Company’s Form 10-K, filed July 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.

Dated: July 29, 2003	By:	/s/ JUGAL K. TANEJA
Jugal K. Taneja, Chief Executive Officer and Chairman of the Board

Dated: July 29, 2003	By:	/s/ WILLIAM L. LAGAMBA
William L. LaGamba, President and Chief Operating Officer

Dated: July 29, 2003	By:	/s/ RONALD J. PATRICK
Ronald J. Patrick, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ JUGAL K. TANEJA Jugal K. Taneja	Chairman of the Board, Chief Executive Officer and Director	July 29, 2003

By:	/s/ WILLIAM L. LAGAMBA William L. LaGamba	President, Chief Operating Officer and Director	July 29, 2003

By:	/s/ RONALD J. PATRICK Ronald J. Patrick	Chief Financial Officer and Director	July 29, 2003

By:	/s/ DR. HOWARD L. HOWELL, DDS Dr. Howard L. Howell, DDS	Director	July 29, 2003

By:	/s/ ROBERT G. LOUGHREY Robert G. Loughrey	Director	July 29, 2003

By:	/s/ MARTIN SPERBER Martin Sperber	Director	July 29, 2003

By:	/s/ SUSHIL SURI Sushil Suri	Director	July 29, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Jugal K. Taneja, certify that:

1. I have reviewed this annual report on Form 10-K/A of DrugMax, Inc.;

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

Dated: July 29, 2003	By:	/s/ JUGAL K. TANEJA
Jugal K. Taneja Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Ronald J. Patrick, certify that:

1. I have reviewed this annual report on Form 10-K/A of DrugMax, Inc.;

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

Dated: July 29, 2003	By:	/s/ RONALD J. PATRICK
Ronald J. Patrick Chief Financial Officer