Form 10-Q
period 2003-06-30
DRUGMAX INC
filed 2003-08-14
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act.)  ☐  Yes  ☒  No.

As of August 1, 2003, there were 7,176,315 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

Page #
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets June 30, 2003 (unaudited) and March 31, 2003	3
Condensed Consolidated Statements of Operations Three Months Ended June 30, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows Three Months Ended June 30, 2003 and 2002 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Financial Condition, Liquidity and Capital Resources	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18

PART II OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 6. Exhibits and Reports on Form 8-K	19

Signature Page	22
Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302
Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302
Exhibit 32.1 Certification Pursuant to Section 906
Exhibit 32.2 Certification Pursuant to Section 906

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,873	$161,489
Restricted cash	—	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,253,829	12,443,086	11,339,842
Inventory	18,898,022	19,458,940
Due from affiliates	—	10,470
Net deferred income tax asset—current	668,294	668,294
Prepaid expenses and other current assets	1,179,717	1,079,740

Total current assets	33,227,992	34,718,775

Property and equipment, net	1,088,106	767,550
Goodwill	13,105,000	13,105,000
Patents and trademarks	325,436	—
Shareholder notes receivable	100,000	100,000
Notes receivable	464,520	625,329
Net deferred income tax asset—long term	749,336	749,336
Deferred financing costs, net	493,748	78,912
Other assets	49,000	95,660
Deposits	48,570	33,561

Total assets	$49,651,708	$50,274,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,937,528	$14,619,341
Accrued expenses and other current liabilities	462,282	415,065
Credit lines payable	17,335,105	15,943,619
Current portion of long-term debt and capital leases	302,756	470,176
Due to affiliates	—	4,377

Total current liabilities	31,037,671	31,452,578

Long-term debt and capital leases	257,081	35,847
Other long-term liabilities	17,118	501,561

Total liabilities	31,311,870	31,989,986

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,176,315 and 7,119,172 shares issued and outstanding at June 30, 2003 and March 31, 2003, respectively.	7,177	7,120
Additional paid-in capital	41,058,727	40,967,355
Accumulated deficit	(22,726,066)	(22,690,338)

Total stockholders’ equity	18,339,838	18,284,137

Total liabilities and stockholders’ equity	$49,651,708	$50,274,123

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002
Revenues	$60,659,545	$63,103,819
Cost of goods sold	58,672,332	61,122,993

Gross profit	1,987,213	1,980,826

Selling, general and administrative expenses	1,741,552	2,558,281
Amortization expense	—	9,000
Depreciation expense	52,502	73,915

Total operating expenses	1,794,054	2,641,196

Operating income (loss)	193,159	(660,370)

Other income (expense):
Interest income	9,709	26,251
Other income	434,016	9,356
Interest expense	(672,612)	(289,556)

Total other expense	(228,887)	(253,949)

Loss before income tax benefit	(35,728)	(914,319)
Income tax benefit	—	342,629

Net loss	$(35,728)	$(571,690)

Net loss per common share—basic	$(0.01)	$(0.08)

Net loss per common share—diluted	$(0.01)	$(0.08)

Weighted average shares outstanding—basic	7,130,475	7,119,172

Weighted average shares outstanding—diluted	7,130,475	7,119,172

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002
OPERATING ACTIVITIES:
Net loss	$(35,728)	$(571,690)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of assets acquired and liabilities assumed:
Amortization of financing costs charged to interest expense	96,602	32,893
Depreciation and amortization	52,502	82,915
Forgiveness of liability	(501,561)	—
Bad debt expense	—	909,800
Loss on disposal of assets	—	1,119
Increase in net deferred income tax asset	—	(342,629)
Changes in operating assets and liabilities:
Accounts receivable	(1,006,790)	(1,190,301)
Merchandise inventory	785,561	5,408,705
Due from affiliated companies	10,470	662
Prepaid expenses and other current assets	(58,457)	(981,142)
Other assets	46,660	500
Notes receivable	58,809	47,388
Deposits	(5,679)	3,176
Accounts payable	(2,452,065)	(1,699,374)
Accrued expenses and other current liabilities	(117,914)	(87,300)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,127,590)	1,614,722

INVESTING ACTIVITIES
Purchases of property and equipment	(33,059)	(25,780)
Proceeds from sale of property and equipment	—	2,754

NET CASH USED IN INVESTING ACTIVITIES	(33,059)	(23,026)

FINANCING ACTIVITIES
Net change in restricted cash	2,000,000	—
Net change under revolving line of credit agreements	1,391,486	(1,425,355)
Increase in deferred financing costs	(270,008)	(20,000)
Payments of long-term debt and capital leases	(79,068)	(168,637)
Payments to affiliates—net	(4,377)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,038,033	(1,613,992)

DECREASE IN CASH AND CASH EQUIVALENTS	(122,616)	(22,296)

Cash and cash equivalents at beginning of period	161,489	167,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,873	$145,077

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS ACTIVITIES
Cash paid for interest	$195,076	$263,591

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accounts receivable to notes receivable		$201,197

In April 2003, pursuant to the agreement with W.A. Butler & Company, the Company recorded the reversal of a long-term debt to W.A. Butler & Co.	$501,561

In May 2003, the Company purchased substantially all the assets of Avery Pharmaceuticals, Inc. No cash was paid for the acquisition. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$987,954
Acquisition note executed	(150,000)
Forgiveness of debt owed to the Company	(52,571)

Liabilities assumed	$785,383

In June 2003, the Company issued 57,143 shares of common stock of the Company to Jugal K. Taneja for his guaranty executed in favor of Congress.	$91,429

		(concluded )

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2003 and 2002.

NOTE A—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of DrugMax, Inc. (formerly known as DrugMax.com, Inc.) and its wholly-owned subsidiaries, Discount Rx, Inc., a Louisiana corporation (“Discount”), Valley Drug Company (“Valley”) and its wholly-owned subsidiary Valley Drug Company South (“Valley South”), Desktop Media Group, Inc. (“Desktop”) and its wholly-owned subsidiary VetMall, Inc. (“VetMall”), and Discount Rx, Inc., a Nevada corporation (“Discount Nevada”), doing business as Avery Pharmaceuticals (“Avery”), (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended March 31, 2003.

The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

NOTE B—RECENT ACCOUNTING PROUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax benefit. As a result of SFAS No. 145, the criteria in APB No. 30 will be used to classify those gains and losses. The provisions of SFAS No. 145 related to of the rescission of FASB No. 13 shall be applied in fiscal years beginning after May 15. 2002. Early application of the provisions of SFAS No. 145 related to the rescission of FSAB No. 13 is encouraged. The components of SFAS No. 145 adopted in fiscal 2003, resulted in the Company recording forgiveness of debt to other income in the three months ended June 30, 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company adopted the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. As of June 30, 2003, the Company had not undertaken any such restructuring activities.

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of June 30, 2003, the Company did not have any guarantees outstanding.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB No. 25. See “Stock Based Compensation” below.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of June 30, 2003, the adoption of SFAS No. 150 has had no impact on the Company.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25. The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended June 30, 2003 and 2002:

	2003	2002
Net loss reported	$(35,728)	$(571,690)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	579,161	165,490

Pro forma net loss	$(614,889)	$(737,180)

Loss per common share as reported:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)
Loss per common share—pro forma:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)

The Company did not grant any options in the three months ended June 30, 2003. For purposes of the above disclosure, the determination of the fair value of stock options granted in the three months ended June 30, 2002 was based on the following: (i) a risk free interest rate of 3.94% (ii) expected option lives of 5 - 10 years; and (iii) expected volatility in the market price of the Company’s common stock of 67%.

The Company has no other equity based compensation plans for its employees.

NOTE C—ACQUISITIONS

VetMall, Inc.

In April 2003, W.A. Butler & Company (“Butler”), a 30% shareholder of VetMall, executed an agreement with the Company and VetMall. The terms of the agreement provide for the transfer of Butler’s 30% ownership of VetMall stock and the forgiveness of $.5 million of long-term liabilities, which is included in other income of the condensed consolidated financial statements, of the Company to Butler. The agreement also releases Butler from any present and future operational expenses of VetMall. The transfer of Butler’s 30% interest in VetMall did not have an impact on the revenues or operating expenses of the Company for the three months ended June 30, 2003.

Avery Pharmaceuticals, Inc.

On May 14, 2003, Discount Rx, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, purchased substantially all of the assets, and assumed certain liabilities, of Avery Pharmaceuticals, Inc., Avery Wholesale Pharmaceuticals, Inc., also known as Texas Vet Supply (jointly “Avery”), and Infinity Custom Plastics, Inc. (“Infinity”), wholesale distributors of pharmaceuticals and respiratory products based in Texas, pursuant to an Asset Purchase Agreement dated May 14, 2003 (the “Avery Agreement”).

Pursuant to the Avery Agreement, the Company acquired accounts receivable, inventory, equipment, furniture, the trade name and a patent pending for the process of the manufacture of vials for the respiratory therapy industry, which totals $1,062,518. The liabilities assumed, which were comprised principally of trade payables, amounted to $785,383, and forgiveness of debt owed to the Company of approximately $60,000. In addition, the Company executed a promissory note in the amount of $150,000 to the predecessor company’s 50% shareholder, as additional consideration. The $150,000 note includes a right of set off for accounts payable in excess of an agreed upon amount assumed at closing. The original note may not be reduced below $90,000 after set off, management believes the adjusted note amount will be between $90,000 and $150,000; therefore, the Company has recorded the note in the amount of $150,000. Additionally, the Avery Agreement contains a provision whereby based on Avery’s earnings, the note may be increased to $318,000 which would be treated as an addition to the purchase price. Terms of the note provide for principal payments due monthly beginning July 5, 2003 through the due date of January 5,

2006. Interest on the note is due quarterly beginning September 5, 2003 at the rate of 6% per annum. Also, the Company executed a Consulting and Non-Competition Agreement (“Consulting Agreement”) with John VerVynck (“VerVynck”) an officer and shareholder of Avery and Infinity. The Consulting Agreement provides for the payment to VerVynck of $39,360, payable bi-monthly, over the six-month term of the Consulting Agreement. The Consulting Agreement prohibits VerVynck from competing for one year following his termination and the six-month term of the consulting agreement. The Company will operate the acquired business through its wholly owned subsidiary Discount Nevada under the fictitious name of Avery Pharmaceuticals.

The acquisition of Avery was accounted for by the purchase method of accounting. The result of the operations of the acquired business is included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the Avery acquisition:

Accounts receivable—trade	$47,025
Accounts receivable—other	39,920
Inventory	224,643
Property and equipment	340,000
Other assets	10,930
Patent	325,436
Assumption of liabilities	(785,383)

Net value of purchased assets	202,571
Forgiveness of trade payables due the Company	(52,571)
Acquisition note payable	(150,000)

Cash paid for acquisition	$—

The unaudited pro forma effect of the acquisition of Avery on the Company’s revenue, net losses and net income (loss) per share for the three months ended June 30, 2003 and 2002 had the acquisition occurred on April 1, 2001, are as follows:

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002
Revenues	$61,764,207	$65,213,524
Net Loss before tax benefit	(53,163)	(945,870)
Tax benefit	—	354,690
Net loss	(53,163)	(591,180)
Basic and diluted net loss	(0.01)	(0.08)

NOTE D—GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill did not change for the three months ended June 30, 2003. The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each subsidiary within that segment.

The change in the carrying value of other intangible assets for the three months ended June 30, 2003 is as follows:

	June 30, 2003		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible asset:
Patent	$325,436	$—	$—	$—

The Company did not record amortization expense for the three months ended June 30, 2003 on the patent recorded as a result of the Avery acquisition in May 2003 pending finalization of the purchase accounting. Amortization expense recorded for a non compete agreement, an other intangible asset existing at June 30, 2002, was $9,000 for the three months ended June 30, 2002.

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

NOTE F—COMMITMENTS AND CONTINGENCIES

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

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. At March 31, 2003, no warrants had been issued to GAF. As of June 30, 2003, GAF had not instituted any legal proceedings against the Company. The Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. The customer accounted for approximately $4.1 million, or 1.5%, of the gross revenue of the Company in the fiscal year ended March 31, 2002. The Company has an unconditional personal guaranty signed by the customer’s owner. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. Management is continuing to pursue its claim for payment through the courts and working with the major creditors to process return of inventory; therefore based upon Management’s participation in the discovery phase of the suit, the allowance account is $669,000, representing approximately 75% of the account balance reserved at June 30, 2003.

On April 15, 2003, the Company obtained from Congress a $40 million revolving line of credit and a $400,000 term loan. The Congress credit facility along with the Mellon restricted cash account of $2 million were used to satisfy the outstanding line of credit and term loan with Standard Federal Bank National Association (“Standard”). The Congress revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The Congress credit facility is collateralized by all of the Company’s assets. The line of credit is for a term of 36 months, and the term note is payable over the same 36-month period. The Congress credit facility imposes certain restrictive covenants on Tangible Net Worth and EBITDA. All costs associated with the Congress credit facility will be amortized as interest expense over the term of the loan. The outstanding balance on the revolving line of credit and term loan were $17,335,105 and $377,778, respectively, at June 30, 2003. The availability on the revolving line of credit at June 30, 2003 was approximately $734,000. At June 30, 2003, the interest rate on the revolving line of credit and term loan was 4.75%.

In April 2003, the Company recorded as interest expense the remaining unamortized financing costs of the Standard credit facility in the amount of $78,913. Additionally, the Company recorded as interest expense the early termination fee of approximately $351,000 and a fee for the waiver of the 90-day notice of termination of $30,000 paid to Standard.

On April 15, 2003, Jugal K. Taneja, the Chairman of the Board, CEO and a Director of the Company executed a Guarantee (the “Guarantee”) in favor of Congress. The Guarantee provides Congress with Mr. Taneja’s unconditional guaranty of all obligations, liabilities, and indebtedness of any kind of the Company to Congress, provided that the Guarantee shall not exceed $2 million in year one; is reduced to $1.5 million in year two; and is further reduced to $1 million in year three, subject to the Company achieving collateral availability objectives. In June 2003, the Company issued 57,143 shares of common stock of the Company to Mr. Taneja as compensation for his guarantee in favor of Congress, valued at $91,429, based on the fair market value of the stock on the date of the grant. The cost of the common stock has been recorded as a financing cost related the Congress credit facility and will be amortized as interest expense over the term of the loan.

NOTE G—SEGMENT INFORMATION

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

The Company has determined that is has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in the three months ended June 30, 2003 and 2002. The critical accounting policies of the operating segment are those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.6% and 99.8% of gross revenues for the three months ended June 30, 2003 and 2002, respectively. Foreign revenues were generated from distribution to customers in Puerto Rico.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements presented elsewhere in this Form 10-Q.

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by the Company, including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company’s Directors or Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company’s strategies regarding growth and business expansion, including future acquisitions; (b) the Company’s financing plans; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the declaration and payment of dividends; and (f) the Company’s ability to respond to changes in customer demands and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, which could render the Company’s technologies noncompetitive or obsolete; (v) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available, (vi) changes in the Company’s estimates and assumptions relating to its critical accounting policies; and (vii) the Company’s ability to integrate recently acquired businesses. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended March 31, 2003, as well as information contained in this Form 10-Q. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

DrugMax, Inc. (Nasdaq: DMAX) is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care aids, nutritional supplements, and other related products. The Company is headquartered in Clearwater, Florida and maintains distribution centers in Pennsylvania, Ohio, Louisiana, and Texas. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company maintains an inventory in excess of 20,000 stock keeping units from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico.

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

Management believes the following critical accounting policies, among others, affect the Company’s more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. The Company’s significant accounting policies are more fully described in Note 2 to its consolidated financial statements contained in its Form 10-K for the year ended March 31, 2003.

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

Inventory Valuation

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out basis of accounting. Inventories consist of brand and generic drugs, over-the-counter products, health and beauty aids, nutritional supplements, and other related products held for resale. The inventories of the Company’s three distribution centers are constantly monitored for out of date or damaged products, which if exist, are reclassed and physically relocated out of saleable inventory to a holding area, referred to as the “morgue” inventory, for return to and credit from the manufacturer. However, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of June 30, 2003 and 2002, no inventory valuation allowances were necessary.

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

Results of Operations

For the Three Months Ended June 30, 2003 and 2002.

Revenues. The Company generated revenues of $60.7 million and $63.1 million for the three months ended June 30, 2003 and 2002, respectively, which represents a decrease of approximately $2.4 million or 4% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease in revenues resulted from management’s decision to revise the Valley South business plan during the three months ended June 30, 2002. Originally, Valley South was operating as a full-line distributor acting as a primary wholesaler to the independent pharmacies in the Louisiana area. The revenue reported for the three months ended June 30, 2002 included approximately $8 million of branded drugs, of which approximately $4 million were sold to independent pharmacies, where Valley South was their primary wholesaler. For the three months ended June 30, 2003, Valley South operated as a generic drug distribution center carrying only the fastest moving branded drugs and selling over 38% generic-to-brand mix, and for the three months ended June 30, 2002, the generic-to-brand mix was approximately 18%. Going forward, the Company is committed to expanding its generic, over-the-counter and other product lines. Also, management believes the Company’s growth will continue to be fueled by the growth of the pharmaceutical industry. The following schedule details sales achieved in the Company’s three product lines for the three months ended June 30:

	2003	2002
Revenue from:
Branded pharmaceuticals	$55,911,236	57,678,330
Generic pharmaceuticals	3,672,093	3,702,515
Over-the-counter and general	1,076,217	1,722,974

Total revenues	$60,659,545	63,103,819

The Company historically has primarily grown its business through strategic acquisitions. The Company currently has four distribution centers, all of which were acquired as follows:

•	In November 1999 the Company acquired Becan Distributors, Inc., and its subsidiary Discount;
•	In April 2000, the Company acquired Valley;
•	In October 2001, the Company acquired Penner; and
•	In May 2003, the Company acquired Avery.

The impact of the Avery acquisition was nominal on the Company’s operations for the three months ended June 30, 2003. (See “Acquisitions”).

Gross Profit. The Company achieved gross profit of approximately $2.0 million for each of the three months ended June 30, 2003 and 2002. The Company’s margin, as a percentage of revenue, was 3.3% and 3.1% for the three months ended June 30, 2003 and 2002, respectively. The increase in gross margin percentage was primarily due to expanded generic sales as compared to the lower margin branded pharmaceutical sales. Emphasis on generic sales continues to be part of the company’s focus to improve gross profit.

Operating Expenses and Other Income and Expenses. The Company incurred operating expenses of approximately $1.8 million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively. These expenses include various administrative, sales, marketing and other direct operating expenses of approximately $1.7 million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $.05 million and $.08 million in combined amortization and depreciation expense for the three months ended June 30, 2003 and 2002, respectively. The percentage of operating expenses decreased from 4.2% of gross revenues for the three months ended June 30, 2002, to 3.0% of gross revenues for the three months ended June 30, 2003. During the three months ended June 30, 2002, the Company established an allowance for an account receivable of $897,000 and accrued $19,132 for legal costs, which accounted for approximately 1.5% of gross revenues, which amounted to the majority of the decrease in operating expenses for the three months ended June 30, 2003 over the three months ended June 30, 2002. The Company does not anticipate an effect on its operating results due to the acquisition of Butler’s 30% interest in VetMall. The Company does not expect the relocation of the Ohio distribution center scheduled for the third quarter of fiscal 2004 to have a significant impact on operating expenses in future periods.

In the three months ended June 30, 2003, the Company incurred approximately $78,000 in costs associated to the termination of the Standard credit facility, which were charged as other expense in along with various other expenses in the amount of approximately $11,000. During the three months ended June 30, 2003, the Company recorded as other income the reversal of a long-term liability due to W.A. Butler & Company (“Butler”) of approximately $502,000 in connection with the agreement between the Company and Butler whereby Butler assigned its 30% ownership in VetMall to the Company. In the three months ended June 30, 2002, the Company incurred approximately $9,000 in various other expenses.

Interest expense. Interest expense was approximately $673,000 and $290,000 for the three months ended June 30, 2003 and 2002, respectively. Included in interest expense is the amortization of loan financing costs, which were $96,602 and $32,893 for the three months ended June 30, 2003 and 2002, respectively, and the early termination fee of $350,934 and the 90-day notice waiver fee of $30,000, in the three months ended June 30, 2003, charged by Standard for the early termination of the credit facility in April 2003. The increase in the amortization of the loan financing costs is also attributed to the early termination of the Standard credit facility, which resulted in the Company recording to interest expense the amount of $78,913 in unamortized loan costs. The Company does not expect the new credit facility with Congress to have a material impact on interest expense for fiscal 2004.

Net income (loss) per share. EPS is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net loss per share for the three months ended June 30, 2003 was $.01 per the basic and diluted shares, compared to a net loss of $.08 per the basic and diluted shares, for the three months ended June 30, 2002. At June 30, 2003 and 2002, the Company had 1,977,148 and 1,295,400 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 350,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three months ended June 30, 2003 and 2002, respectively. These anti-dilutive shares could potentially dilute the basic EPS in the future. Shares of common stock used in the calculation of basic and dilutive net loss per share as of June 30, 2003 and 2002 were 7,130,475 and 7,119,172, respectively.

Income Taxes. SFAS No. 109 requires a valuation allowance to reduce the deferred income tax assets reported, if based on the weight of the evidence, it is more likely than not that a portion or all of the deferred income tax assets will not be realized. As such, a valuation allowance of $1,458,500 was established at March 31, 2001.

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

The Company determines a valuation allowance based on its analysis of amounts available in the statutory carryback period, consideration of future deductible amounts, and assessment of future profitability. As a result of the substantial operating losses incurred during fiscal year 2003, the Company established valuation allowances as a portion of the net deferred tax asset in the amount of $580,100 as of March 31, 2003, as it will take more than a few years to realize the deferred tax asset.

During the three months ended June 30, 2003, no tax effect was recorded due to the insignificant impact of the operating results. During the three months ended June 30, 2002, the Company recorded deferred income tax benefit of $342,629. As of June 30, 2003, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize the recorded deferred income tax asset.

Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company’s net loss reduced by non-cash expenses produced positive cash flow for the quarter ended June 30, 2003. The Company has working capital and cash and cash equivalents of approximately $2.2 million and $.03 million, respectively, at June 30, 2003.

The Company’s principal commitments at June 30, 2003 were leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

Net cash used in operating activities was $3.1 million for the three months ended June 30, 2003. Cash was used primarily by increases in accounts receivables, prepaid and other current assets, decreases in accounts payables, and accrued expenses and other current liabilities; offset by decreases in inventory, due from affiliates, other assets and notes receivable.

Net cash used in investing activities was $33,059 for the three months ended June 30, 2003, which represented cash invested in property and equipment.

Net cash provided by financing activities was $3.0 million for the three months ended June 30, 2003, representing a decrease in the Company’s restricted cash account of $2 million, which was used along with the new Congress revolving line of credit to satisfy the Standard credit facility, an increase in the line of credit of $1,391,486, offset by an increase in deferred financing costs associated with the Congress credit facility and payments of long-term debt, capital leases.

Management believes the Company has sufficient capital resources to fund the Company’s operations for at least the next twelve months. Management does not believe the acquisition of Avery will have a material impact on the liquidity of the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At June 30, 2003, the Company’s outstanding debt with was approximately $17.3 million on the line of credit and $.4 million on the term loan. The interest rates charged on the line of credit and term loan are floating rates subject to periodic adjustment, with certain options for management to choose from. At June 30, 2003, the interest rate charged on the line of credit and term loan was 4.75%. The company manages its risk by choosing the most advantageous interest option offered by its lender. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

Item 4. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to use its judgment in evaluating the cost to benefit relationship of possible controls and procedures.

At June 30, 2003, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was performed with the participation of senior management of key corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, the Company’s management, including the CEO and CFO, concluded that its disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp., in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT Capital Corp. filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In September of 2002, Plaintiffs served the Company with written discovery requests. Since then, there has been no activity by Plaintiffs or HCT, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim.. The Company has made no provision in the accompanying condensed consolidated financial statements for resolution of this matter.

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. At March 31, 2003, no warrants had been issued to GAF. As of June 30, 2003, GAF had not instituted any legal proceedings against the Company.

The Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. The customer accounted for approximately $4.1 million, or 1.5%, of the gross revenue of the Company in the fiscal year ended March 31, 2002. The Company has an unconditional personal guaranty signed by the customer’s owner. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. Management is continuing to pursue its claim for payment through the courts and working with the major creditors to process return of inventory. The Company currently has reserved an allowance account of $669,000, representing approximately 75% of the account balance.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2003 should have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

*	Filed herewith.

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Articles of Incorporation of NuMed Surgical, Inc., filed October 18, 1993. (1)

3.2	Articles of Amendment to the Articles of Incorporation of NuMed Surgical, Inc., filed March 18, 1999. (1)

3.3	Articles of Merger of NuMed Surgical, Inc. and Nutriceuticals.com Corporation, filed March 18, 1999. (1)

3.4	Certificate of Decrease in Number of Authorized Shares of Common Stock of Nutriceuticals.com Corporation, filed October 29, 1999. (5)

3.5	Articles of Amendment to Articles of Incorporation of Nutriceuticals.com Corporation, filed January 11, 2000. (8)

3.6	Articles and Plan of Merger of Becan Distributors, Inc. and DrugMax.com, Inc., filed March 29, 2000. (8)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. (16)

10.2	Employment Agreement by and between DrugMax, Inc. and Ronald J. Patrick dated April 1, 2003 (16)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated April 1, 2003. (16)

10.4	Consulting Agreement by and between DrugMax.com, Inc. and Stephen M. Watters dated August 10, 2000. (9)

10.5	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.6	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.8	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. (15)

21.0	Subsidiaries of DrugMax.com, Inc. (9)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(15)	Incorporated by reference to the Company’s Form 10-K, filed July 15, 2003.

(16)	Incorporated by reference to the Company’s Form 10-K/A, filed July 29, 2003.

(b) Reports on Form 8-K.

During the three months ended June 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DrugMax, Inc.

Date:	August 13, 2003	By:	/s/ Jugal K. Taneja
Jugal K. Taneja Chief Executive Officer

Date:	August 13, 2003	By:	/s/ Ronald J. Patrick
Ronald J. Patrick Chief Financial Officer, Vice President of Finance, Secretary and Treasurer

Date:	August 13, 2003	By:	/s/ William L. LaGamba
William L. LaGamba President and Chief Operations Officer