Form 10-Q
period 2003-09-30
DRUGMAX INC
filed 2003-11-14
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of November 11, 2003 there were 7,178,976 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Page #
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2003 (unaudited) and March 31, 2003	3

Condensed Consolidated Statements of Operations Three and Six Months Ended September 30, 2003 and September 30, 2002 (unaudited)	4

Condensed Consolidated Statements of Cash Flows Six Months Ended September 30, 2003 and September 30, 2002 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Financial Condition, Liquidity and Capital Resources	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits and Reports on Form 8-K	20

Signature Page	23

Exhibit 21.0 DrugMax, Inc. Subsidiaries

Exhibit 3.1 Restated Articles of Incorporation of Drugmax, Inc., filed September 5, 2001

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302

Exhibit 32.1 Certification Pursuant to Section 906

Exhibit 32.2 Certification Pursuant to Section 906

PART I – FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,493	$161,489
Restricted cash	—	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,231,628 and $1,253,826	13,613,673	11,339,842
Inventory	18,535,168	19,458,940
Due from affiliates	—	10,470
Deferred income tax asset	668,294	668,294
Prepaid expenses and other current assets	1,179,174	1,079,740

Total current assets	34,052,802	34,718,775
Property and equipment, net	1,081,434	767,550
Goodwill	13,105,000	13,105,000
Patents and trademarks	126,684	—
Notes receivable	519,648	625,329
Stockholders notes receivable	100,000	100,000
Net deferred income tax asset-long-term	749,336	749,336
Deferred financing costs, net	472,453	78,912
Other assets	137,977	95,660
Deposits	95,643	33,561

Total assets	$50,440,977	$50,274,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,862,624	$14,619,341
Accrued expenses and other current liabilities	320,413	415,065
Credit line payable	18,421,741	15,943,619
Current portion of long-term liabilities	223,156	470,176
Due to affiliates	—	4,377

Total current liabilities	31,827,934	31,452,578
Long-term debt and capital leases	220,612	35,847
Other long-term liabilities	15,801	501,561

Total liabilities	32,064,347	31,989,986
Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,178,976 shares issued and outstanding	7,177	7,120
Additional paid-in capital	41,058,727	40,967,355
Accumulated deficit	(22,689,274)	(22,690,338)

Total stockholders’ equity	18,376,630	18,284,137

Total liabilities and stockholders’ equity	$50,440,977	$50,274,123

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Six Months Ended September 30, 2003	For the Six Months Ended September 30, 2002
Revenues	$60,188,732	$73,736,121	$120,848,276	$136,839,940
Cost of goods sold	58,053,185	71,456,335	116,725,513	132,579,328

Gross profit	2,135,547	2,279,786	4,122,763	4,260,612
Selling, general and administrative expenses	1,821,498	1,817,584	3,563,052	4,375,865
Amortization expense	—	9,000	—	18,000
Depreciation expense	53,964	73,615	106,466	147,529
Goodwill impairment loss	—	12,468,212	—	12,468,212

Total operating expenses	1,875,462	14,368,411	3,669,518	17,009,606

Operating income (loss)	260,085	(12,088,625)	453,245	(12,748,994)

Other income (expense)
Interest income	9,954	21,831	18,535	48,082
Other income	21,889	16,335	457,033	25,691
Interest expense	(255,137)	(299,231)	(927,749)	(588,787)

Total other income (expense)	(223,294)	(261,065)	(452,181)	(515,014)

Income (loss) before income tax benefit	36,791	(12,349,690)	1,064	(13,264,008)
Income tax benefit	—	51,159	—	393,788

Net income (loss)	$36,791	$(12,298,531)	$1,064	$(12,870,220)

Net income (loss) per common share-basic	$0.01	$(1.73)	$0.00	$(1.81)

Net income (loss) per common share-diluted	$0.01	$(1.73)	$0.00	$(1.81)

Weighted average shares outstanding-basic	7,176,315	7,119,172	7,153,208	7,119,172

Weighted average shares outstanding-diluted	7,283,130	7,119,172	7,223,164	7,119,172

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30, 2003	For the Six Months Ended September 30, 2002
Cash flows from operating activities:
Net income (loss)	$1,064	$(12,870,220)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of financing costs charged to interest expense	143,060	73,376
Depreciation and amortization	106,466	165,529
Goodwill impairment loss and intangible assets charge	—	12,468,212
Bad debt expense	—	908,559
Forgiveness of liability	(501,561)	—
Loss on disposal of assets	—	1,121
Increase in net deferred income tax asset	—	(393,788)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,279,377)	(3,255,047)
Inventory	1,148,415	2,737,106
Due from affiliates	10,470	627
Prepaid expense and other current assets	(107,914)	(670,401)
Other assets	5,750	135
Notes receivable	105,681	88,032
Deposits	(52,752)	2,436
Accounts payable	(2,354,146)	1,632,750
Accrued expenses and other current liabilities	(109,783)	(52,976)

Net cash (used in) provided by operating activities	(3,884,627)	835,451

Cash flows from investing activities:
Purchases of property and equipment	(80,350)	(30,530)
Proceeds from sale of property and equipment	—	2,756
Cash paid for legal fees for acquisition of Avery	(34,071)	—

Net cash used in investing activities	(114,421)	(27,774)

Cash flows from financing activities:
Net change in restricted cash	2,000,000	—
Net change in cash due to reclassification of account	1,933	—
Net change under revolving line of credit agreement	2,478,122	(442,805)
Increase in deferred financing costs	(445,172)	(40,000)
Payments of long-term debt and capital leases	(136,454)	(338,203)
(Payments to) proceeds from affiliates	(4,377)	—

Net cash provided by (used for) financing activities	3,894,052	(821,008)

DECREASE IN CASH AND CASH EQUIVALENTS	(104,996)	(13,331)
Cash and cash equivalents at beginning of period	161,489	167,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,493	$154,042

		(continued )

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS ACTIVITIES
Cash paid for interest	$195,076	$154,042

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accounts receivable to notes receivable		$201,197

Asset acquired through long-term financing		$31,602

In April 2003, pursuant to the agreement with W.A. Butler & Company, the Company recorded the reversal of a long-term debt to W.A. Butler & Co.	$501,561

In May 2003, the Company purchased substantially all the assets of Avery Pharmaceuticals, Inc. No cash was paid for the acquisition. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$789,202
Acquisition note executed	(90,000)
Forgiveness of debt owed to the Company	(52,571)

Liabilities assumed	$646,631

In June 2003, the Company issued 57,143 shares of common stock of the Company to Jugal K. Taneja for his guaranty executed in favor of Congress.	$91,429

		(concluded	)

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended September 30, 2003 and 2002.

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

NOTE B - RECENT ACCOUNTING PROUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax benefit. As a result of SFAS No. 145, the criteria in APB No. 30 will be used to classify those gains and losses. The provisions of SFAS No. 145 related to of the rescission of FASB No. 13 shall be applied in fiscal years beginning after May 15. 2002. Early application of the provisions of SFAS No. 145 related to the rescission of FSAB No. 13 is encouraged. The components of SFAS No. 145 adopted in fiscal 2003, resulted in the Company recording forgiveness of debt to other income in the six months ended September 30, 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company adopted the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. As of September 30, 2003, the Company had not undertaken any such restructuring activities.

In November 2002, the FASB issued Interpretation No. 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of September 30, 2003, the Company did not have any guarantees outstanding.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At its October 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company intends to adopt FIN 46 as of its third fiscal quarter ending December 31, 2003. The Company is currently assessing the impact of the adoption of FIN 46.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except, mandatorily redeemable non-controlling (minority) interests which, on October 29, 2003, the FASB decided to defer indefinitely. As of September 30, 2003, the adoption of SFAS No. 150 has had no impact on the Company.

Stock Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25. The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Six Months Ended September 30, 2003	For the Six Months Ended September 30, 2002
Net income (loss) reported	$36,791	$(12,298,531)	$1,064	$(12,870,220)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	557,175	272,272	557,175	27,272

Pro forma net loss	$(530,384)	$(12,570,803)	$(556,111)	$(12,897,492)

Income (loss) per common share as reported:
Basic	$0.01	$(1.73)	$0.00	$(1.81)
Diluted	$0.01	$(1.73)	$0.00	$(1.81)
Loss per common share - pro forma:
Basic	$(0.07)	$(1.77)	$(0.08)	$(1.81)
Diluted	$(0.07)	$(1.77)	$(0.08)	$(1.81)

The Company did not grant any options in the three months ended September 30, 2003. For purposes of the above disclosure, the determination of the fair value of stock options granted in the three months ended September 30, 2002 was based on the following: (i) a risk free interest rate of 3.94% (ii) expected option lives of 5 – 10 years; and (iii) expected volatility in the market price of the Company’s common stock of 67%.

The Company has no other equity based compensation plans for its employees.

NOTE C - ACQUISITIONS

VetMall, Inc.

In April 2003, W.A. Butler & Company (“Butler”), a 30% shareholder of VetMall, executed an agreement with the Company and VetMall. The terms of the agreement provide for the transfer of Butler’s 30% ownership of VetMall stock and the forgiveness of $.5 million of long-term liabilities, which is included in other income in the condensed consolidated financial statements of the Company. The agreement also releases Butler from any present and future operational expenses of VetMall. The transfer of Butler’s 30% interest in VetMall did not have an impact on the revenues or operating expenses of the Company for the three and six months ended September 30, 2003.

Avery Pharmaceuticals, Inc.

On May 14, 2003, Discount Nevada, a wholly owned subsidiary of the Company, purchased substantially all of the assets, and assumed certain liabilities, of Avery Pharmaceuticals, Inc., Avery Wholesale Pharmaceuticals, Inc., also known as Texas Vet Supply (jointly “Avery”), and Infinity Custom Plastics, Inc. (“Infinity”), wholesale distributors of pharmaceuticals and respiratory products based in Texas, pursuant to an Asset Purchase Agreement dated May 14, 2003 (the “Avery Agreement”).

Pursuant to the Avery Agreement, the Company acquired accounts receivable, inventory, equipment, furniture, the trade name and a patent pending for the process of the manufacture of vials for the respiratory therapy industry, totaling approximately $789,000. The liabilities assumed, which were comprised principally of trade payables, amounted to approximately $646,000, in addition to the forgiveness of debt owed to the Company of approximately $53,000. In addition, the Company executed a promissory note in the amount of $318,000 to the predecessor company’s 50% shareholder, as additional consideration. The note includes a right of set off for accounts payable in excess of an agreed upon amount assumed at closing. The original note may not be reduced below $90,000 after set off. Management believes the adjusted note amount will be $90,000 after the set off for accounts payables honored by the Company since the acquisition; therefore, the Company has recorded the note in the amount of $90,000. Additionally, the Avery Agreement contains a provision whereby based on Avery’s earnings, the note may be increased to the original amount of $318,000 which would be treated as an addition to the purchase price. Terms of the note provide for principal payments due monthly beginning July 5, 2003 through the due date of January 5, 2006. Interest on the note is due quarterly beginning September 5, 2003 at the rate of 6% per annum. Also, the Company executed a Consulting and Non-Competition Agreement (“Consulting Agreement”) with John VerVynck (“VerVynck”) an officer and shareholder of Avery and Infinity. The Consulting Agreement provides for the payment to VerVynck of $39,360, payable bi-monthly, over the six-month term of the Consulting Agreement. The Consulting Agreement prohibits VerVynck from competing for one year following his termination and the six-month term of the consulting agreement. The Company will operate the acquired business through its wholly owned subsidiary Discount Nevada under the fictitious name of Avery Pharmaceuticals.

The acquisition of Avery was accounted for by the purchase method of accounting. The result of the operations of the acquired business is included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the Avery acquisition:

Accounts receivable - trade	$47,025
Accounts receivable - other	39,920
Inventory	224,643
Property and equipment	340,000
Other assets	10,930
Patent	126,684
Assumption of liabilities	(646,631)

Net value of purchased assets	142,571
Forgiveness of trade payables due to the Company	(52,571)
Acquisition note payable	(90,000)

Cash paid for acquisition	$—

The unaudited pro forma effect of the acquisition of Avery on the Company’s revenue, net losses and net income (loss) per share for the three and six months ended September 30, 2003 and 2002 had the acquisition occurred on April 1, 2002, are as follows:

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Six Months Ended September 30, 2003	For the Six Months Ended September 30, 2002
Revenues	$60,188,732	$75,826,374	$121,952,939	$141,039,898
Net Income (loss) before tax benefit	36,791	(12,365,766)	(16,372)	(13,311,636)
Tax benefit	—	51,159	—	393,788
Net Income (loss)	36,791	(12,314,607)	(16,372)	(12,917,848)
Income (loss) per common share - basic	0.01	(1.73)	(0.00)	(1.81)
Income (loss) per common share - diluted	0.01	(1.73)	(0.00)	(1.81)

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill did not change for the six months ended September 30, 2003. The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each subsidiary within that segment.

The change in the carrying value of other intangible assets for the six months ended September 30, 2003 is as follows:

	September 30, 2003		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible asset:
Patent	$126,684	$—	$—	$—

The Company did not record amortization expense for the three and six months ended September 30, 2003 on the patent recorded as a result of the Avery acquisition in May 2003, pending the final approval of the patent by the United States Patent and Trademark Office, and the implementation of the patented asset by the Company. Amortization expense recorded for an intangible asset in the form of a non-compete agreement existing at September 30, 2002 was $9,000 and $18,000 for the three and six months ended September 30, 2002. At September 30, 2003, the Company is in the process of completing its impairment test and expects that no impairment exists.

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

NOTE F - DEBT

On April 15, 2003, the Company obtained from Congress Financial Corporation (“Congress”) a $40 million revolving line of credit and a $400,000 term loan. The Congress credit facility along with the

Mellon Bank N.A. (“Mellon”) restricted cash account of $2 million were used to satisfy the outstanding line of credit and term loan with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon. The Congress revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The Congress credit facility is collateralized by all of the Company’s assets. The line of credit is for a term of 36 months, and the term note is payable over the same 36-month period. The Congress credit facility imposes certain restrictive covenants on Tangible Net Worth and EBITDA. All costs associated with the Congress credit facility will be amortized as interest expense over the term of the loan. The outstanding balance on the revolving line of credit and term loan were approximately $18,400,000 and $344,000, respectively, at September 30, 2003. At September 30, 2003, the interest rate on the revolving line of credit and term loan was 4.5%.

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

NOTE G- SEGMENT INFORMATION

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

The Company has determined that is has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in the three and six months ended September 30, 2003 and 2002. The critical accounting policies of the operating segment are those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.6% and 99.4% of gross revenues for the three and six months ended September 30, 2003 and 2002, respectively, and approximately 99.5% of gross revenues for the three and six months ended September 30, 2002. Foreign revenues were generated from distribution to customers in Puerto Rico.

NOTE H- CONTINGENCIES

On October 2, 2003, QK Healthcare, Inc. filed a complaint against Valley in the United States District Court of the Eastern District of New York including several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK Healthcare, Inc., including breach of contract, violations of the implied warranty of merchantability, and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. The Company intends to vigorously defend this action. The Company cannot reasonably estimate any future possible loss as a result of this matter and has made no provision in the accompanying condensed consolidated financial statements for the resolution of this matter.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a discussion of the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to customer incentives, product returns, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company accepts return of product from its customers for product which is saleable, in unopened containers and carries a current date. Generally, product returns are received via the Company’s own delivery vehicles, thereby eliminating a direct shipping cost from being incurred by the customer or the Company. Depending on the length of time the customer has held the product; the Company may charge a handling and restocking fee. Overall, the percentage of the return of product to the Company is extremely low. The Company has no sales incentive or rebate programs with its customers.

Inventory Valuation

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out basis of accounting. Inventories consist of brand and generic drugs, over-the-counter products, health and beauty aids, nutritional supplements, and other related products held for resale. The inventories of the Company’s four distribution centers are constantly monitored for out-of-date or damaged products, which if exist, are reclassed and physically relocated out of saleable inventory to a holding area, referred to as the “morgue” inventory, for return to and credit from the manufacturer. However, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of September 30, 2003 and 2002, no inventory valuation allowances were necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the long-lived asset. Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairments are recognized by a charge to earnings. The Company recorded an impairment of assets charge as a result of its annual impairment testing at September 30, 2002. At September 30, 2003, the Company is in the process of completing its impairment test and expects that no impairment exists.

Results of Operations

For the Three and Six Months Ended September 30, 2003 and 2002.

Revenues. The Company generated revenues of $60.2 million and $120.8 million for the three and six months ended September 30, 2003, respectively, compared to revenues of $73.7 million and $136.8 million for the three and six months ended September 30, 2002, respectively

The net decrease in revenues were the result of several factors:

1.	Management’s decision to revise the Valley South business plan during the three months ended June 30, 2002. Valley South was operating as a full-line distributor servicing independent pharmacies in the Louisiana area as their primary wholesaler. Revenues of approximately $2.5 million and $6.5 million were recorded from the sale of branded drugs sold to independent pharmacies, where Valley South was the primary wholesaler, during the three and six months ended September 30, 2002, respectively. The branded drug sales resulted in lower profit margins; and therefore, had minimal impact on gross margins for the periods presented. Valley South has operated as a generic drug distribution center carrying only the fastest moving branded drugs. The generic-to-brand product mix was approximately 39% for the three and six months ended September 30, 2003.

2.	The Company has participated in over-the-counter product special purchase programs in prior years. During the three and six months ended September 30, 2002, over $4 million in sales were generated from the 2002 program as compared to no program sales for the three and six months ended September 30, 2003. For the three and six months ended September 30, 2003, the products were not available from the suppliers in the quantities previously supplied. However, subsequent to September 30, 2003, special purchase program sales of approximately $1.5 million have been generated.

3.	Sales to warehouse customers declined by $10 million and $11.7 million during the three and six months ended September 30, 2003, respectively compared to the three and six months ended September 30, 2002. The impact on gross margin is minimal.

4.

The Company has been focusing on its core business of servicing the independent pharmacies, hospitals and small chain stores. For the three and six months ended September 30, 2003, sales increased to these customers by $4.0 million and $7.8 million, respectively, as compared to the three and six months ended September 30,2002. The increased volume represents growth of approximately 21% for the three and six months ended September 30, 2003 as compared to the three and six months ended September 30, 2002.

	For Three Months Ended September 30, 2003	For Three Months Ended September 30, 2002	For Six Months Ended September 30, 2003	For Six Months Ended September 30, 2002
Revenues from:
Branded pharmaceuticals	$55,717,826	$65,575,073	$111,629,062	$123,253,403
Generic pharmaceuticals	3,606,566	3,913,729	7,278,659	7,616,244
Over-the-counter and general	864,340	4,247,319	1,940,555	5,970,293

Total Revenues	$60,188,732	$73,736,121	$120,848,276	$136,839,940

The Company has primarily grown its business through strategic acquisitions. The Company currently has four distribution centers, all of which were acquired as follows:

•	In November 1999 the Company acquired Becan Distributors, Inc., and its subsidiary Discount;

•	In April 2000, the Company acquired Valley;

•	In October 2001, the Company acquired Penner; and

•	In May 2003, the Company acquired Avery.

Gross Profit. The Company achieved gross profit of approximately $2.1 million and $4.1 million for the three and six months ended September 30, 2003, respectively, compared to approximately $2.3 million and $4.3 million for the three and six months ended September 30, 2002, respectively. The Company’s margin, as a percentage of revenue, was 3.5% and 3.4% for the three and six months ended September 30, 2003, respectively, and 3.1% for each the three and six month ended September 30, 2002. The increase in gross margin percentage for the three and six months ended September 30, 2003 was primarily due to more profitable generic sales as compared to the lower margin brand pharmaceutical sales. Emphasis on generic sales continues to be part of the Company’s focus to improve gross profit.

Operating Expenses and Other Income and Expenses. The Company incurred operating expenses of approximately $1.9 million and $3.7 million for the three and six months ended September 30, 2003, respectively, compared to approximately $14.4 million and $17.0 million for the three and six months ended September 30, 2002, respectively. The following schedule details the major components of operating expenses:

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Six Months Ended September 30, 2003	For the Six Months Ended September 30, 2002
Operating expenses:
Administrative, sales, marketing and other direct operating expenses	$1,821,498	$1,817,584	$3,563,052	$3,478,865
Amortization and depreciation expense	53,964	82,615	106,466	165,529
Bad debt expense	—	—	—	897,000
Goodwill impairment loss and intangible asset charge	—	12,468,212	—	12,468,212

Total operating expenses	$1,875,462	$14,368,411	$3,669,518	$17,009,606

Administrative, sales, marketing and other direct operating expenses were 3.1% and 2.9% of gross revenues for the three and six months ended September 30, 2003, respectively, and 2.6% and 3.3% of gross revenues for the three and six months ended September 30, 2002, respectively. The increase of 0.5% and 0.4% in the administrative, sales, marketing and other direct operating expenses for the three and six months ended September 30, 2003 over the three and six months ended September 30, 2002, respectively, were due primarily to the increased operating costs associated with the acquisition of Avery in May 2003 and decreased sales.

The Company incurred approximately $32,000 and $476,000 in other income for the three and six months ended September 30, 2003, respectively, compared to approximately $38,000 and $74,000 for the three and six months ended September 30, 2002, respectively. In April 2003, the Company recorded approximately $73,000 in costs associated with the termination of the Standard credit facility, which were charged as other expense, and recorded as other income the reversal of a long-term liability due to Butler of approximately $502,000 in connection with the agreement between the Company and Butler whereby Butler assigned its 30% ownership in VetMall to the Company. (See Acquisitions.)

Interest expense. Interest expense was approximately $255,137 and $927,749 for the three and six months ended September 30, 2003, respectively, and approximately $299,231 and $588,787 for the three and six months ended September 30, 2002, respectively. Included in interest expense is the amortization of loan financing costs, which were $46,458 and $143,060 for the three and six months ended September 30, 2003, respectively, and the early termination fee of $350,934 and the 90-day notice waiver fee of $30,000 charged by Standard for the early termination of that credit facility in April 2003. Included in interest expense for the amortization of loan financing costs for the three and six months ended September 30, 2002 are $40,483 and $73,376, respectively. The Company does not expect the new credit facility with Congress to have a material impact on interest expense for fiscal 2004.

Net income (loss) per share. EPS is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net income per share for the three and six months ended September 30, 2003 was $.01 and $.00 per basic and diluted shares, compared to a net loss of $1.73 and $1.81 per basic and diluted shares, for the three and six months ended September 30, 2002. The Company had issued and outstanding 1,539,319 and 1,576,178 options to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three and six months ended September 30, 2003. These anti-dilutive shares could potentially dilute the basic EPS in the future. Shares of common stock used in the calculation of basic and dilutive net income per share for the six months ended September 30, 2003 were 7,153,208 and 7,223,164, respectively.

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

The Company determines a valuation allowance based on its analysis of amounts available in the statutory carry back period, consideration of future deductible amounts, and assessment of future profitability. As a result of the substantial operating losses incurred during fiscal year 2003, the Company established valuation allowances as a portion of the net deferred tax asset in the amount of $580,100 as of March 31, 2003, as it will take more than a few years to realize the deferred tax asset.

During the three and six months ended September 30, 2003, no tax effect was recorded due to the insignificant impact of the operating results. During the three and six months ended September 30, 2002, the Company recorded deferred income tax benefit of $51,159 and $342,629, respectively. As of September 30, 2003, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize the recorded deferred income tax asset.

Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended September 30, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company’s net income increased by non-cash expenses produced positive cash flow for the six months ended September 30, 2003. The Company has working capital and cash and cash equivalents of approximately $2.2 million and $.06 million, respectively, at September 30, 2003.

The Company’s principal commitments at September 30, 2003 consist of the outstanding loan agreement with Congress and leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

Net cash used in operating activities was $3.9 million for the six months ended September 30, 2003. Cash was used primarily by increases in accounts receivables, prepaid and other current assets and deposits, decreases in accounts payables, and accrued expenses and other current liabilities; offset by decreases in inventory, due from affiliates, other assets and notes receivable.

Net cash used in investing activities was approximately $.11 million for the six months ended September 30, 2003, which represented cash invested in property and equipment and legal expenses incurred with the acquisition of Avery.

Net cash provided by financing activities was approximately $3.9 million for the six months ended September 30, 2003, primarily representing a decrease in the Company’s restricted cash account of $2 million, which was used along with the new Congress revolving line of credit to satisfy the Standard credit facility, an increase in the line of credit of approximately $2.5 million, offset by an increase in deferred financing costs associated with the Congress credit facility and payments of long-term debt, capital leases.

Management believes the Company has sufficient capital resources to fund the Company’s operations for at least the next twelve months. Management does not believe the acquisition of Avery will have a material impact on the liquidity of the Company.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At September 30, 2003, the Company’s outstanding debt with Congress was approximately $18.4 million on the line of credit and $.3 million on the term loan. The interest rates charged on the line of credit and term loan are floating rates subject to periodic adjustment, with certain options for management to choose from. At September 30, 2003, the interest rate charged on the line of credit and term loan was 4.5%. The company manages its risk by choosing the most advantageous interest option offered by its lender. See “Managements Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

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

At September 30, 2003, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was performed with the participation of senior management of key corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, the Company’s management, including the CEO and CFO, concluded that its disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

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

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to

GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. No warrants had been issued to GAF as of September 30, 2003, and GAF had not instituted any legal proceedings against the Company. The Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

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

On October 2, 2003, QK Healthcare, Inc. filed a complaint against Valley in the United States District Court of the Eastern District of New York including several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK Healthcare, Inc., including breach of contract, violations of the implied warranty of merchantability, and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. The Company intends to vigorously defend this action. The Company cannot reasonably estimate any future possible loss as a result of this matter and has made no provision in the accompanying condensed consolidated financial statements for the resolution of this matter.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of September 30, 2003 should have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following exhibits are filed with this report:

*	Filed herewith.

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Restated Articles of Incorporation of DrugMax, Inc., filed September 5, 2001.*

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. (16)

10.2	Employment Agreement by and between DrugMax, Inc. and Ronald J. Patrick dated April 1, 2003 (16)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated April 1, 2003. (16)

10.4	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.5	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.6	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. (15)

10.7	DrugMax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (17)

21.0	Subsidiaries of DrugMax, Inc. *

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(15)	Incorporated by reference to the Company’s Form 10-K, filed July 15, 2003.

(16)	Incorporated by reference to the Company’s Form 10-K/A, filed July 29, 2003.

(17)	Incorporated by reference to the Company’s Definitive Proxy Statement filed September 8, 2003.

(b)	Reports on Form 8-K.

During the three months ended September 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DrugMax, Inc.

Date: November 14, 2003	By:	/s/ JUGAL K. TANEJA

Jugal K. Taneja Chief Executive Officer

Date: November 14, 2003	By:	/s/ RONALD J. PATRICK

Ronald J. Patrick Chief Financial Officer, Vice President of Finance, Secretary and Treasurer

Date: November 14, 2003	By:	/s/ WILLIAM L. LAGAMBA

William L. LaGamba President and Chief Operations Officer