Form 10-Q
period 2003-12-31
DRUGMAX INC
filed 2004-02-17
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

As of February 13, 2004 there were 7,185,642 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,900	$161,489
Restricted cash	—	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,247,468 and $1,253,826	13,624,445	11,339,842
Inventory	16,153,678	19,458,940
Due from affiliates	—	10,470
Deferred income tax asset	668,294	668,294
Prepaid expenses and other current assets	1,652,004	1,079,740

Total current assets	32,265,321	34,718,775

Property and equipment, net	1,163,268	767,550
Goodwill	13,105,000	13,105,000
Patents and trademarks	129,718	—
Notes receivable	496,172	625,329
Stockholders notes receivable	21,277	100,000
Net deferred income tax asset - long-term	749,336	749,336
Deferred financing costs, net	425,207	78,912
Other assets	135,202	95,660
Deposits	85,291	33,561

Total assets	$48,575,792	$50,274,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,586,174	$14,619,341
Accrued expenses and other current liabilities	350,202	415,065
Credit line payable	19,857,960	15,943,619
Current portion of long-term liabilities	215,632	470,176
Due to affiliates	—	4,377

Total current liabilities	30,009,968	31,452,578

Long-term debt and capital leases	184,073	35,847
Other long-term liabilities	—	501,561

Total liabilities	30,194,041	31,989,986

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,178,976 shares issued and outstanding	7,177	7,120
Additional paid-in capital	41,058,727	40,967,355
Accumulated deficit	(22,684,153)	(22,690,338)

Total stockholders’ equity	18,381,751	18,284,137

Total liabilities and stockholders’ equity	$48,575,792	$50,274,123

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002
Revenues	$50,245,129	$85,233,822	$171,093,405	$222,073,763
Cost of goods sold	48,177,875	83,350,640	164,903,388	215,929,273

Gross profit	2,067,254	1,883,182	6,190,017	6,144,490
Selling, general and administrative expenses	1,742,947	1,596,674	5,305,999	5,972,536
Amortization expense	—	—	—	18,000
Depreciation expense	61,325	72,517	167,791	220,048
Goodwill impairment loss	—	—	—	12,468,212

Total operating expenses	1,804,272	1,669,191	5,473,790	18,678,796

Operating income (loss)	262,982	213,991	716,227	(12,534,306)

Other income (expense)
Interest income	8,979	33,045	27,514	72,659
Other income	2,562	14,413	459,595	39,408
Interest expense	(269,402)	(226,263)	(1,197,151)	(806,583)

Total other income (expense)	(257,861)	(178,805)	(710,042)	(694,516)

Income (loss) before income tax provision and minority interest	5,121	35,186	6,185	(13,228,822)
Income tax provision	—	(24,853)	—	368,935
Minority interest	2,162	—	2,162	—

Net income (loss)	$7,283	$10,333	$8,347	$(12,859,887)

Net income (loss) per common share - basic	$0.00	$0.00	$0.00	$(1.81)

Net income (loss) per common share - diluted	$0.00	$0.00	$0.00	$(1.81)

Weighted average shares outstanding - basic	7,178,976	7,160,938	7,160,938	7,119,172

Weighted average shares outstanding - diluted	7,388,704	7,281,265	7,276,983	7,119,172

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002
Cash flows from operating activities:
Net income (loss)	$8,347	$(12,859,887)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of financing costs charged to interest expense	190,305	98,961
Depreciation and amortization	167,791	238,048
Minority interest	(2,162)	—
Goodwill impairment loss and intangible assets charge	—	12,468,212
Bad debt expense	—	908,769
Forgiveness of liability	(501,561)	—
Loss on disposal of assets	2,227	1,121
Increase in net deferred income tax asset	—	(369,135)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(2,290,149)	(3,848,399)
Inventory	3,529,905	2,787,821
Due from affiliates	10,470	593
Prepaid expense and other current assets	(580,744)	(1,060,307)
Other assets	8,525	2,780
Patents and trademarks	(3,034)	—
Shareholder notes receivable	78,723	—
Notes receivable	129,157	135,833
Deposits	(42,400)	(4,608)
Accounts payable	(5,630,596)	480,383
Accrued expenses and other current liabilities	(79,994)	234,020

Net cash used in operating activities	(5,005,190)	(785,795)

Cash flows from investing activities:
Purchases of property and equipment	(248,120)	(36,159)
Proceeds from sale of property and equipment	—	2,756
Cash paid for acquisition of Avery	(34,071)	—

Net cash used in investing activities	(282,191)	(33,403)

Cash flows from financing activities:
Net change in restricted cash	2,000,000	—
Net change in cash due to reclassification of account	1,933	—
Net change under revolving line of credit agreement	3,914,341	1,422,137
Increase in deferred financing costs	(445,172)	(53,006)
Payments of long-term debt and capital leases	(173,933)	(509,121)
(Payments to) proceeds from affiliates	(4,377)	—

Net cash provided by financing activities	5,292,792	860,010

INCREASE IN CASH AND CASH EQUIVALENTS	5,411	40,812

Cash and cash equivalents at beginning of period	161,489	167,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166,900	$208,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS ACTIVITIES
Cash paid for interest	$1,006,846	$707,622

Cash paid for income taxes	$—	$—

		(continued )

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accounts receivable to notes receivable		$201,197

Asset acquired through long-term financing		$31,602

In April 2003, pursuant to the agreement with W.A. Butler & Company, the Company recorded the reversal of a long-term debt to W.A. Butler & Co.	$501,561

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

6

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended December 31, 2003 and 2002.

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

NOTE B - RECENT ACCOUNTING PROUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax benefit. As a result of SFAS No. 145, the criteria in APB No. 30 will be used to classify those gains and losses. The provisions of SFAS No. 145 related to of the rescission of FASB No. 13 shall be applied in fiscal years beginning after May 15, 2002. Early application of the provisions of SFAS No. 145 related to the rescission of FSAB No. 13 is encouraged. The components of SFAS No. 145 adopted in fiscal 2003, resulted in the Company recording forgiveness of debt to other income in the nine months ended December 31, 2003.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company adopted the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. As of December 31, 2003, the Company had not undertaken any such restructuring activities.

In November 2002, the FASB issued FASB Interpretation Number (“FIN”) 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of December 31, 2003, the Company did not have any guarantees outstanding.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At its October 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 in the third fiscal quarter ended December 31, 2003 had no impact on the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except, mandatorily redeemable non-controlling (minority) interests which, on October 29, 2003, the FASB decided to defer indefinitely. As of December 31, 2003, the adoption of SFAS No. 150 has had no impact on the Company.

In January 2004, the FASB issued a Financial Staff Position (“FSP”) pertaining to SFAS No. 106-1, Accounting and disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS No. 106-1”). FSP SFAS No. 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of

2003 (the “Act”) until authoritative guidance on accounting for the federal subsidy is issued or until certain other events occur. Accordingly, the condensed consolidated financial statements of the Company do not reflect the effect of the Act, if any. Currently, the Company does not sponsor a postretirement health care plan that provides a prescription drug benefit.

Stock Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended December 31, 2003 and 2002:

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002
Net income (loss) reported	$7,283	$10,333	$8,347	$(12,859,887)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(912,270)	(165,490)	(1,510,685)	(496,467)

Pro forma net loss	$(904,987)	$(155,157)	$(1,502,338)	$(13,356,354)

Loss per common share as reported:
Basic	$0.00	$0.00	$0.00	$(1.81)
Diluted	$0.00	$0.00	$0.00	$(1.81)
Loss per common share - pro forma:
Basic	$(0.13)	$(0.02)	$(0.21)	$(1.88)
Diluted	$(0.13)	$(0.02)	$(0.21)	$(1.88)

For purposes of the above disclosure, the determination of the fair value of stock options granted in the three months ended December 31, 2003 and 2002 was based on the following: (i) a risk free interest rate of 3.94% (ii) expected option lives of 5 - 10 years; and (iii) expected volatility in the market price of the Company’s common stock of 67%.

In addition to the 1999 Incentive Stock Option Plan, the shareholders of the Company approved the Restricted Stock Plan at the Company’s annual meeting in October 2003. There has been no stock issued under the Restricted Stock Plan as of December 31, 2003.

NOTE C - ACQUISITIONS

VetMall, Inc.

In April 2003, W.A. Butler & Company (“Butler”), a 30% shareholder of VetMall, executed an agreement with the Company and VetMall. The terms of the agreement provide for the transfer of Butler’s 30% ownership of VetMall stock and the forgiveness of $.5 million of long-term liabilities, which is included in other income in the condensed consolidated financial statements of the Company. The agreement also releases Butler from any present and future operational expenses of VetMall. The transfer of Butler’s 30% interest in VetMall did not have an impact on the revenues or operating expenses of the Company for the three and nine months ended December 31, 2003.

Avery Pharmaceuticals, Inc.

On May 14, 2003, Discount Nevada, a wholly owned subsidiary of the Company, purchased substantially all of the assets, and assumed certain liabilities, of Avery Pharmaceuticals, Inc., Avery Wholesale Pharmaceuticals, Inc., also known as Texas Vet Supply (jointly “Avery Pharmaceuticals”), and Infinity Custom Plastics, Inc. (“Infinity”), wholesale distributors of pharmaceuticals and respiratory products based in Texas, pursuant to an Asset Purchase Agreement dated May 14, 2003 (the “Avery Agreement”).

Pursuant to the Avery Agreement, the Company acquired accounts receivable, inventory, equipment, furniture, the trade name and a patent pending for the process of the manufacture of vials for the respiratory therapy industry, totaling approximately $789,000. The liabilities assumed, which were comprised principally of trade payables, amounted to approximately $646,000, in addition to the forgiveness of debt owed to the Company of approximately $53,000. In addition, the Company executed a promissory note in the amount of $318,000 to the predecessor company’s 50% shareholder, as additional consideration. The note includes a right of set off for accounts payable in excess of an agreed upon amount assumed at closing. The original note may not be reduced below $90,000 after set off. Management believes the adjusted note amount will be $90,000 after the set off for accounts payables honored by the Company since the acquisition; therefore, the Company has recorded the note in the amount of $90,000. Additionally, the Avery Agreement contains a provision whereby based on Avery Pharmaceutical’s earnings, the note may be increased to the original amount of $318,000 which would be treated as an addition to the purchase price. Terms of the note provide for principal payments due monthly beginning July 5, 2003 through the due date of January 5, 2006. Interest on the note is due quarterly beginning September 5, 2003 at the rate of 6% per annum. Also, the Company executed a Consulting and Non-Competition Agreement (“Consulting Agreement”) with John VerVynck (“VerVynck”) an officer and shareholder of Avery Pharmaceuticals and Infinity. The Consulting Agreement provided for the payment to VerVynck of $39,360, payable bi-monthly, over the six-month term of the Consulting Agreement. Upon completion of the Consulting Agreement in December 2003 VerVynck’s employment with the Company was terminated. The Consulting Agreement prohibits VerVynck from competing for one year following his termination and the six-month term of the consulting agreement The Company operates the acquired business through its wholly owned subsidiary Valley South.

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

The unaudited pro forma effect of the acquisition of Avery on the Company’s revenue, net income (loss) and net income (loss) per share for the three and nine months ended December 31, 2003 and 2002 had the acquisition occurred on April 1, 2002, are as follows:

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002
Revenues	$50,245,129	$86,454,356	$172,198,068	$227,494,254
Net Income (loss) before tax benefit	5,121	(75,640)	(11,251)	(13,387,276)
Tax benefit	—	(24,853)	—	368,935
Net Income (loss)	5,121	(100,493)	(11,251)	(13,018,341)
Income (loss) per common share - basic	—	(0.01)	—	(1.88)
Income (loss) per common share - diluted	—	(0.01)	—	(1.83)

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill did not change for the nine months ended December 31, 2003. The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each subsidiary within that segment.

The change in the carrying value of other intangible assets for the nine months ended December 31, 2003 is as follows:

	December 31, 2003		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible asset:
Patent	$129,718	$—	$—	$—

The Company did not record amortization expense for the three and nine months ended December 31, 2003 on the patent recorded as a result of the Avery acquisition in May 2003, pending the final approval of the patent by the United States Patent and Trademark Office, and the implementation of the patented asset by the Company. Amortization expense recorded for an intangible asset in the form of a non-compete agreement was $-0- and $18,000 for the three and nine months ended December 31, 2002.

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

NOTE F - DEBT

On April 15, 2003, the Company obtained from Congress Financial Corporation (“Congress”) a $40 million revolving line of credit and a $400,000 term loan. The Congress credit facility along with the Mellon Bank N.A. (“Mellon”) restricted cash account of $2 million were used to satisfy the outstanding line of credit and term loan with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon. The Congress revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The Congress credit facility is collateralized by all of the Company’s assets. The line of credit is for a term of 36 months, and the term note is payable over the same 36-month period. The Congress credit facility imposes certain restrictive covenants on Tangible Net Worth and EBITDA. All costs associated with the Congress credit facility will be amortized as interest expense over the term of the loan. The outstanding balance on the revolving line of credit and term loan were approximately $19,900,000 and $311,000, respectively, at December 31, 2003. At December 31, 2003, the interest rate on the revolving line of credit and term loan was 4.5%.

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

The Company has determined that is has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in the three and nine months ended December 31, 2003 and 2002. The critical accounting policies of the operating segment are those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.4% and 99.5% of gross revenues for the three and nine months ended December 31, 2003, respectively, and approximately 99.5% of gross revenues for each the three and nine months ended December 31, 2002. Foreign revenues were generated from distribution to customers in Puerto Rico.

NOTE H – CONTINGENCIES

On October 2, 2003, QK Healthcare, Inc. (“QK”) filed a complaint against Valley in the United States District Court of the Eastern District of New York, which included several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK, including breach of contract, violations of the implied warranty of merchantability and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. On January 9, 2004, the Company filed an answer and counterclaim against QK, in which the Company seeks to recover from QK losses caused when QK refused to pay for pharmaceuticals ordered from the Company. The Company intends to vigorously defend QK’s action and prosecute the counterclaim. The Company cannot reasonably estimate any future possible loss or possible recovery as a result of this matter and has made no provision in the accompanying condensed consolidated financial statements for the resolution of this matter.

On November 12, 2003, Phil & Kathy’s, Inc., d/b/a Alliance Wholesale Distributors (“Alliance”) served a complaint against the Company seeking to recover $2,000,535 based on an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, the Company filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages related to the purchase of twenty bottles of Lipitor from Alliance, which the Company later sold to QK. The Company intends to vigorously defend Alliance’s breach of contract action and prosecute the counterclaim. The Company cannot reasonably estimate any future possible loss as a result of the Alliance complaint or possible recovery through the Company’s counterclaim and has made no provision in the accompanying condensed consolidated financial statements for the resolution of this matter.

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

Inventory Valuation

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out basis of accounting. Inventories consist of brand and generic drugs, over-the-counter products, health and beauty aids, nutritional supplements, and other related products held for resale. The inventories of the Company’s three distribution centers are constantly monitored for out-of-date or damaged products, which if exist, are reclassed and physically relocated out of saleable inventory to a holding area, referred to as the “morgue” inventory, for return to and credit from the manufacturer. However, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of December 31, 2003 and 2002, no inventory valuation allowances were necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the long-lived asset. Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairments are recognized by a charge to earnings. The Company recorded an impairment of assets charge as a result of its annual impairment testing at September 30, 2002. The Company completed its impairment testing at September 30, 2003 and determined that no impairment existed.

Results of Operations

For the Three and Nine Months Ended December 31, 2003 and 2002.

Revenues. The Company generated revenues of $50.2 million and $171.1 million for the three and nine months ended December 31, 2003, respectively, compared to revenues of $85.2 million and $222.1 million for the three and nine months ended December 31, 2002, respectively

The net decrease in revenues were the result of several factors:

1. Branded drug sales declined by approximately $35 million and $47 million during the three and nine months ended December 31, 2003, respectively, as compared to the same periods during the prior year. The decline is the result of the Company’s continued focus on its core business of servicing independent pharmacies, hospitals and small chain stores, and less emphasis on sales to warehouse customers, which generate nominal gross profit. Sales to warehouse customers decreased during three and nine months ended December 31, 2003 as a result of:

•	Changes in vendor programs affecting alternate source customers;

•	Loss of business due to the complaint filed by QK Healthcare;

•	Expensive branded drugs going off patent which were replaced by generic equivalent drugs at substantially lower cost; and

•	Decreased sales to “primary” pharmacy customers serviced by the Louisiana distribution center due to change in business focus to a generic distributor in 2002.

2. During the three and nine months ended December 31, 2003, total over the counter and respiratory sales amounted to $1,747,310 and $3,687,866, respectively, as compared to $1,696,574 and $7,666,867 for the same periods in 2002. The decline for the nine-month period was caused by the Company’s lesser degree of participation in special buy-in programs due to products not available from suppliers in the quantities previously supplied.

	For Three Months Ended December 31, 2003	For Three Months Ended December 31, 2002	For Nine Months Ended December 31, 2003	For Nine Months Ended December 31, 2002
Revenues from:
Branded pharmaceuticals	$45,744,028	$80,449,831	$157,373,089	$203,703,235
Generic pharmaceuticals	2,753,791	3,087,417	10,032,450	10,703,661
Over-the-counter and general	1,386,391	1,696,574	3,206,092	7,666,867
Respiratory products	360,919	—	481,774	—

Total Revenues	$50,245,129	$85,233,822	$171,093,405	$222,073,763

The Company has primarily grown its business through strategic acquisitions. The Company currently has four distribution centers, all of which were acquired as follows:

•	In November 1999 the Company acquired Becan Distributors, Inc., and its subsidiary Discount;

•	In April 2000, the Company acquired Valley;

•	In October 2001, the Company acquired Penner and Welsch, Inc.; and

•	In May 2003, the Company acquired Avery.

Gross Profit. The Company achieved gross profit of approximately $2.1 million and $6.2 million for the three and nine months ended December 31, 2003, respectively, compared to approximately $1.9 million and $6.1 million for the three and nine months ended December 31, 2002, respectively. The Company’s margin, as a percentage of revenue, was 4.1% and 3.6% for the three and nine months ended December 31, 2003, respectively, and 2.2% and 2.8% for the three and nine months ended December 31, 2002, respectively. The increase in gross margin percentage for the three and nine months ended December 31, 2003 over the gross margin percentage for the three and nine months ended December 31, 2002 was primarily due the increased percentage of total sales of the more profitable generic, over the counter and respiratory product sales as compared to the lower margin brand pharmaceutical sales. Generic sales represented approximately 5.5% and 5.9% of the total sales for the three and nine months ended December 31, 2003, respectively, as compared to approximately 3.6% and 4.8% of the total sales for the three and nine months ended December 31, 2002, respectively. Emphasis on generic sales continues to be part of the Company’s focus to improve gross profit.

Operating Expenses and Other Income and Expenses. The Company incurred operating expenses of approximately $1.8 million and $5.5 million for the three and nine months ended December 31, 2003, respectively, compared to approximately $1.7 million and $18.7 million for the three and nine months ended December 31, 2002, respectively. The following schedule details the major components of operating expenses:

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002
Operating expenses:
Administrative, sales, marketing and other direct operating expenses	$1,742,947	$1,596,674	$5,305,999	$5,075,536
Amortization and depreciation expense	61,325	72,517	167,791	238,048
Bad debt expense	—	—	—	897,000
Goodwill impairment loss and intangible asset charge	—	—	—	12,468,212

Total operating expenses	$1,804,272	$1,669,191	$5,473,790	$18,678,796

Administrative, sales, marketing and other direct operating expenses and bad debt were approximately 3.6% and 3.2% of gross revenues for the three and nine months ended December 31, 2003, respectively, and approximately 2.0% and 2.8% of gross revenues for the three and nine months ended December 31, 2002, respectively. The increases of 1.6% and 0.4% in the administrative, sales, marketing and other direct operating expenses for the three and nine months ended December 31, 2003 over the three and nine months ended December 31, 2002, respectively, were due primarily to the decline in gross revenues in 2003 and increased operating costs associated with the acquisition of Avery in May 2003.

The Company acquired the business of Avery in May 2003. Based upon initial projections management received from Avery personnel, it was anticipated that the Avery operations would impact the Company positively, primarily as a result of the Company’s acquisition of a patent on the manufacture of respiratory products. For the three and nine months ended December 31, 2003, the Avery operations incurred a net loss of $162,000 and $292,000, respectively, resulting from merger and reorganization costs, personnel changes, and other costs of operations. The Company has completed the testing of the patented product in January 2004 and anticipates production to begin in March 2004.

The Company realized approximately $12,000 and $487,000 in other income for the three and nine months ended December 31, 2003, respectively, compared to approximately $47,000 and $112,000 for the three and nine months ended December 31, 2002, respectively. In April 2003, the Company recorded approximately $73,000 in costs associated with the termination of the Standard credit facility, which were charged as other expense, and recorded as other income the reversal of a long-term liability due to Butler of approximately $502,000 in connection with the agreement between the Company and Butler whereby Butler assigned its 30% ownership in VetMall to the Company. (See Acquisitions.)

For the three and nine months ended December 31, 2003 the Company recorded $2,162 in income from minority interests. The joint venture with MorepenMax has begun initial operations during this period and currently has nominal sales. The income recorded represents 49% of the joint venture’s net income.

Interest expense. Interest expense was approximately $269,000 and $1,197,000 for the three and nine months ended December 31, 2003, respectively, and approximately $226,000 and $807,000 for the three and nine months ended December 31, 2002, respectively. Included in interest expense is the amortization of loan financing costs, which were approximately $47,000 and $190,000 for the three and nine months ended December 31, 2003, respectively, and the early termination fee of $350,934 and the 90-day notice waiver fee of $30,000 charged by Standard for the early termination of that credit facility in April 2003. Included in interest expense is the amortization of loan financing costs for the three and nine months ended December 31, 2002 is approximately $26,000 and $99,000, respectively.

Net income (loss) per share. EPS is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net income per share for the three and nine months ended December 31, 2003 was $.00 per basic and diluted shares, compared to a net income of $.00 and a net loss of ($1.81) per basic and diluted share, respectively, for the three and nine months ended December 31, 2002. The Company had issued and outstanding 1,515,817 and 1,434,048 options to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three and nine months ended December 31, 2003. These anti-dilutive shares could potentially dilute the basic EPS in the future. Shares of common stock used in the calculation of basic and dilutive net income per share for the nine months ended December 31, 2003 were 7,160,938 and 7,276,983, respectively.

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

During the three and nine months ended December 31, 2003, no tax effect was recorded due to the insignificant impact on the operating results. During the three and nine months ended December 31, 2002, the Company recorded income tax expense of $24,853 and a net deferred income tax benefit of $368,935, respectively. As of December 31, 2003, management continues to believe that it is more likely than not that the Company will be able to generate sufficient taxable income to utilize the recorded deferred income tax asset.

Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended December 31, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has working capital and cash and cash equivalents of approximately $2.3 million and $.02 million, respectively, at December 31, 2003.

The Company’s principal commitments at December 31, 2003 consist of the outstanding loan agreement with Congress and leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

Net cash used in operating activities was $5.0 million for the nine months ended December 31, 2003. Cash was used primarily by increases in accounts receivables, prepaid and other current assets and deposits, decreases in accounts payables, and accrued expenses and other current liabilities; offset by decreases in inventory, due from affiliates, other assets and notes receivable.

Net cash used in investing activities was approximately $.3 million for the nine months ended December 31, 2003, which represented cash invested in property and equipment and legal expenses incurred with the acquisition of Avery.

Net cash provided by financing activities was approximately $5.3 million for the nine months ended December 31, 2003, primarily representing a decrease in the Company’s restricted cash account of $2 million, which was used along with the new Congress revolving line of credit to satisfy the Standard credit facility, an increase in the line of credit of approximately $3.9 million, offset by an increase in deferred financing costs associated with the Congress credit facility and payments of long-term debt, capital leases.

Management believes the Company has sufficient capital resources to fund the Company’s operations for at least the next twelve months. Management does not believe the acquisition of Avery will have a material impact on the liquidity of the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could affect its results of operations and financial condition. At December 31, 2003, the Company’s outstanding debt with Congress was approximately $19.9 million on the line of credit and $.3 million on the term loan. The interest rates charged on the line of credit and term loan are floating rates subject to periodic adjustment, with certain options for management to choose from. At December 31, 2003, the interest rate charged on the line of credit and term loan was 4.5%. The company manages its risk by choosing the most advantageous interest option offered by its lender. See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

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

At December 31, 2003, the Company performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was performed with the participation of senior management of key corporate functions, and under the supervision of the CEO and CFO. Based on the evaluation, the Company’s management, including the CEO and CFO, concluded that its disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT”), in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In December 2003, a Settlement Agreement and Release (the “Release”) was executed by HCT and the Company whereby HCT and the Company unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to the Company in consideration for the Release. There has been little activity by Messrs. Miller and Fagala with regard to this matter, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company cannot reasonably estimate any possible future loss or recover as a result of this matter; therefore, the Company has made no provision in the accompanying condensed consolidated financial statements for resolution of this matter.

The Company previously executed an engagement letter with GunnAllen Financial (“GAF”) with an effective date of August 20, 2001, for consulting services over a three month period from the effective date, and renewable month to month thereafter until terminated by either party with a thirty day notice. The GAF agreement required that the Company pay to GAF, for consulting services performed, $5,000 per month plus expenses capped at $2,000 per month, and further required the Company to issue a warrant to GAF exercisable for a period of five years to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.80 per share. However, on October 12, 2001, the Company terminated the agreement with GAF and informed GAF that GAF was in breach of contract under the Agreement and that, accordingly, no warrants would be issued to GAF and no further fees would be paid to GAF. The Company also demanded the return of all fees previously paid to GAF. No warrants had been issued to GAF as of

December 31, 2003, and GAF had not instituted any legal proceedings against the Company. The Company cannot reasonably estimate any future possible loss as a result of this matter. The Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

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

On October 2, 2003, QK Healthcare, Inc. (“QK”) filed a complaint against Valley in the United States District Court of the Eastern District of New York, which included several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK, including breach of contract, violations of the implied warranty of merchantability and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. On January 9, 2004, the Company filed an answer and counterclaim against QK, in which the Company seeks to recover from QK losses caused when QK refused to pay for pharmaceuticals ordered from the Company. The Company intends to vigorously defend QK’s action and prosecute the counterclaim. The Company cannot reasonably estimate any future possible loss or recovery as a result of this matter and has made no provision in the accompanying condensed consolidated financial statements for the resolution of this matter.

On November 12, 2003, Phil & Kathy’s, Inc., d/b/a Alliance Wholesale Distributors (“Alliance”) served a complaint against the Company seeking to recover $2,000,535 based on an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, the Company filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages related to the purchase of twenty bottles of Lipitor from Alliance, which the Company later sold to QK. The Company intends to vigorously defend Alliance’s breach of contract action and prosecute the counterclaim. The Company cannot reasonably estimate any future possible loss as a result of the Alliance complaint or possible recovery through the Company’s counterclaim and has made no provision in the accompanying condensed consolidated financial statements for the resolution of this matter.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2003 should have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Stockholders of the Company was held on October 10, 2003. At the meeting, the following actions were taken by the shareholders:

Jugal K. Taneja, William L. LaGamba, Ronald J. Patrick, Howard L. Howell, DDS, Martin Sperber, Robert G. Loughrey and Sushil Suri were elected as Directors to serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

	For	Against	Abstain
Jugal K. Taneja	5,732,398	-0-	19,877
William L. LaGamba	5,735,865	-0-	16,410
Ronald J. Patrick	5,735,938	-0-	16,337
Howard L. Howell, DDS	5,736,260	-0-	16,015
Martin Sperber	5,735,949	-0-	16,326
Robert G. Loughrey	5,736,549	-0-	15,726
Sushil Suri	5,735,086	-0-	18,189

The proposal to ratify the appointment of BDO Seidman, LLP as the independent certified public accountants to the Company for the fiscal year ending March 31, 2004 received the following votes:

For	Against	Abstain
5,748,183	1,649	2,443

The proposal to approve the Company’s 2003 Restricted Stock Plan received the following votes for a against:

For	Against	Abstain
3,649,229	81,997	33,749

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

*	Filed herewith.
2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax.com, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax.com, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Purchase Agreement between DrugMax.com, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

3.1	Restated Articles of Incorporation of DrugMax, Inc. filed September 5, 2001. (18)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. (16)

10.2	Employment Agreement by and between DrugMax, Inc. and Ronald J. Patrick dated April 1, 2003 (16)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated April 1, 2003. (16)

10.4	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.5	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.6	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. (15)

10.7	DrugMax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (17)

21.0	Subsidiaries of DrugMax, Inc. (18)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.
(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.
(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.
(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.
(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.
(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.
(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.
(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.
(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.
(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.
(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.
(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.
(15)	Incorporated by reference to the Company’s Form 10-K, filed July 15, 2003.
(16)	Incorporated by reference to the Company’s Form 10-K/A, filed July 29, 2003.
(17)	Incorporated by reference to the Company’s Definitive Proxy Statement filed September 8, 2003.
(18)	Incorporated by reference to the Company’s Form 10-Q, filed November 14, 2003.

(b) Reports on Form 8-K.

During the three months ended December 31, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DrugMax, Inc.

Date: February 17, 2004	By:	/s/ Jugal K. Taneja
Jugal K. Taneja
Chief Executive Officer

Date: February 17, 2004	By:	/s/ Ronald J. Patrick
Ronald J. Patrick
Chief Financial Officer, Vice President of Finance, Secretary and Treasurer

Date: February 17, 2004	By:	/s/ William L. LaGamba
William L. LaGamba
President and Chief Operations Officer