Form 10-K
period 2004-03-31
DRUGMAX INC
filed 2004-07-14
CIK 921878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

Common stock, Par value $.001 per share

(Title of Class)

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

        Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Act).  Yes  [  ]  No  [X]

        The aggregate market value of the Common Stock, $.001 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, September 30, 2003, as reported on the NASDAQ Stock Market was approximately $11,931,611. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of common stock as of July 2, 2004 was 8,193,152.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the Registrant’s 2004 Annual Meeting of Stockholders, which will be filed on or before July 29, 2004, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CAUTIONARY STATEMENTS

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by DrugMax, Inc. (the “Company”), including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company’s strategies regarding growth and business expansion, including its strategy of focusing on higher-margin products while reducing costs and the Company’s proposed merger with Familymeds Group, Inc. and other potential future acquisitions; (b) the Company’s financing plans, including its intent to enter into a new credit facility in connection with the proposed merger with Familymeds Group, Inc.; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the Company’s ability to improve and maintain effective disclosure and internal controls and (f) the Company’s ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements, (v) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available, (vi) the Company’s ability to integrate recently acquired businesses and (vii) the factors set forth in “Risk Factors” contained in this Annual Report on Form 10-K. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  BUSINESS.

General

DrugMax, Inc. (Nasdaq: DMAX) is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, nutritional supplements and other related products. The Company is headquartered in Clearwater, Florida and maintains distribution centers in Pennsylvania and Louisiana. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. While the Company ships to all 50 states and Puerto Rico, its sales tend to be concentrated around its distribution centers in Pennsylvania and Louisiana and largely populated states such as New York, California, Texas and Florida. The Company maintains an inventory in excess of 20,000 stock keeping units (“SKU”s) from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico. Each SKU represents an individual type of product sold by the Company. See “Business – Purchasing.”

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

In March 2000, the Company diversified its operations by acquiring all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas. In addition, in May 2000, the Company formed Desktop Media Group, Inc. (“Desktop Media”) a Florida corporation, to develop web based and Internet software for the Company. On September 15, 2000, Desktop Corporation and Desktop Media

executed Articles of Merger whereby Desktop Corporation was merged into Desktop Media, with Desktop Media Group, Inc. (“Desktop”) being the surviving entity. Desktop, in addition to being a designer and developer of customized internet solutions, owned, at the time of acquisition, 50% of the outstanding shares of common stock of VetMall, LLC (later converted to a newly formed Florida corporation VetMall, Inc.) (“VetMall”), with the remaining shares being owned by W.A. Butler & Company (“Butler”), one of the nation’s largest veterinary products distributors. Concurrent with the acquisition of Desktop, the Company acquired an additional 20% interest in VetMall from Butler. In April 2003, Butler and the Company executed an agreement (the “April 2003 Agreement”) whereby Butler transferred its remaining 30% ownership in VetMall to the Company; accordingly, the Company now owns 100% of VetMall stock. The April 2003 Agreement was negotiated due to the fact that VetMall had no current or anticipated operations; therefore, Butler desired to be relieved of any possible future business activities and financial liability of VetMall. Neither VetMall nor Desktop currently have any operations, and management anticipates the dissolution of these entities.

On April 19, 2000, the Company acquired Valley Drug Company (“Valley”), a full-line, primary wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products and general merchandise. This acquisition helped the Company expand its customer base, product line and market share, and provided the Company with the additional ability to serve its customers as a primary, full-line wholesale distributor, and offer them the convenience of one-stop shopping. Valley has been in operation since 1950. In January 2004 Valley relocated its offices from Youngstown, Ohio to New Castle, Pennsylvania. See “Acquisitions.”

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

On May 14, 2003, Discount Rx, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, purchased substantially all of the assets, subject to certain liabilities, of Avery Pharmaceuticals, Inc., Avery Wholesale Pharmaceuticals, Inc., also known as Texas Vet Supply (jointly “Avery”), and Infinity Custom Plastics, Inc. (“Infinity”), wholesale distributors of pharmaceuticals and respiratory products based in Texas, pursuant to an Asset Purchase Agreement dated May 14, 2003 (the “Avery Agreement”). In October 2003, the Company relocated the operations of Avery to St. Rose, Louisiana, and currently operates the acquired business under Valley Drug Company South. See “Acquisitions.”

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

Wholesale distributors are critical links in the pharmaceutical supply chain, helping fuel the majority of the $216.4 billion in total prescription drug sales to retailers and institutions in 2003. The United States’ prescription drug sales increased approximately 11.5% from $192.2 billion in 2002 to approximately $216.4 billion in 2003. Prescription drug sales are expected to grow at an annual compound rate of 8% to 12% through 2007 according to IMS Health. The principal factors contributing to this historical and expected growth are the following:

•	Aging of Population. According to the US Census Bureau, there were 35.9 million citizens at least 65 years old in 2003. The aging population’s therapy needs will be in predictable categories that require continued treatment for diabetes, high cholesterol, heart disease and other health problems. This demographic group represents the largest percentage of new prescriptions filled and obtains more prescriptions per capita annually than any other age group.

•	Importance of the Wholesale Distribution Channel. Over the past decade, as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers. Drug wholesalers are generally able to offer their customers more efficient distribution and inventory management than pharmaceutical manufacturers. According to the Healthcare Distribution Management Association (“HDMA”), this channel saves healthcare systems billions each year by maximizing economies of scale, creating efficiencies, lowering expenses, and simplifying distribution.

•	Rising Pharmaceutical Costs. From 1990 to 2000, the average retail price of a prescription increased from $22.06 to $45.79. The Company believes that price increases for branded pharmaceutical products by manufacturers will continue to equal or exceed the overall increases in the Consumer Price Index (“CPI”). In 2003, actual pharmaceutical prices increased 8.3%, with the CPI increase of 2.5%. According to the National Association of Chain Drugstores, the average retail prescription price increased from approximately $54.73 in 2002 to approximately $59.30 in 2003.

•	Increased Drug Utilization. In recent years, a number of factors have contributed to the increased utilization of drug-based therapies to prevent and to treat disease. New drug offerings continue to grow, with 119 new drug approvals in 2003 compared to 109 new drug approvals in 2002.

The Company’s products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. As a result, the Company’s profit margins have been negatively impacted, particularly with regard to branded pharmaceuticals. The Company expects that these forces will continue to negatively impact profit margins, including as a result of:

•	the highly-competitive nature of the pharmaceutical wholesale business;
•	drug manufacturers’ reduction of wholesale buying opportunities; and
•	continuing efforts by drug manufacturers and others to eliminate forward buying by wholesalers.

Buying opportunities occur when manufacturers announce that wholesalers with whom they conduct business may purchase inventory at favorable prices if they are willing to purchase more than their usual inventory of product. Forward buying is a speculative purchasing strategy employed in the industry to purchase inventory in advance of expected price increases.

Objectives and Strategy

The Company’s primary business objective is to become a leading full-line wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, nutritional supplements and other related products, with a focus on sales of higher-margin products primarily to independent pharmacies and secondarily to small and medium-sized pharmacy chains and alternative care facilities. Accordingly, while the Company continues to distribute brand products as requested by its customers, beginning in fiscal 2003 it began to focus its efforts on higher-margin products, including generic and over-the-counter products. Additionally, from time-to-time, DrugMax seeks to acquire additional complementary product lines, as it did with its acquisition of Avery, that enhance its ability to provide higher-margin products.

Historically, the Company has primarily grown its business through strategic acquisitions. In the future, the Company intends to continue to:

•	provide quality products and efficient service at competitive prices;
•	focus on the sale of higher-margin products;
•	undertake beneficial strategic acquisitions;
•	market its name, products and services to create brand recognition and generate and capture traffic on its web site;
•	develop strategic relationships that increase the Company’s product offerings, particularly with regard to higher-margin products;
•	maintain technology focus and expertise to improve efficiency and ease of use of its web site; and
•	attract and retain exceptional employees.

Sales and Marketing, Customer Service and Support

The Company is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, nutritional supplements and other related products. The majority of the Company’s sales are in the pharmaceutical product line. The Company’s pharmaceutical products are divided into generic and brand products. In general, brand products offer smaller margins than generic products or the other products offered by the Company. Accordingly, while the Company continues to distribute brand products as requested by its customers, it is currently focusing its efforts on growing its generic pharmaceutical, over-the-counter and other products lines.

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

During the fiscal years ended March 31, 2004, 2003, and 2002, the Company’s 10 largest customers accounted for approximately 40%, 44%, and 37%, respectively, of the Company’s net sales. The Company’s two largest customers during fiscal 2004 and 2003, Supreme Distributors and QK Healthcare, accounted for approximately 10% each of net sales in fiscal 2004, and 17% and 11% of net sales in fiscal 2003, respectively. In fiscal 2002, the Company’s largest customer, QK Healthcare, accounted for approximately 13% of net sales. In fiscal 2004, QK Healthcare, Inc. sued the Company and ceased doing business with the Company. The suit has now been settled and QK Healthcare, Inc. has indicated its willingness to resume business with the Company. See “Legal Proceedings.”

Distribution

The Company’s wholesale distribution business is supported by three distribution centers located in Pittsburgh, Pennsylvania; New Castle, Pennsylvania; and St. Rose, Louisiana. These locations enable the Company to deliver approximately 95% of its products to its customers via next day delivery. The remaining product is distributed by its delivery vans in regions of eastern Ohio and western Pennsylvania, or by common carrier to more distant customers. While the Company ships to all 50 states and Puerto Rico, its sales tend to be concentrated around its distribution centers in Pennsylvania and Louisiana and largely populated states such as New York, California, Texas and Florida.

Purchasing

The Company purchases over 20,000 individual inventory items, which are designated as individual stock keeping units (“SKU”) primarily from manufacturers and secondarily from other wholesalers and distributors. Each SKU has a separate electronic bar code. The Company utilizes sophisticated inventory control and purchasing software to track inventory, to analyze demand history and to project future demand. The system is designed to enhance profit margins by eliminating the manual ordering process, allowing for automatic inventory replenishment and identifying inventory buying opportunities. In addition, the Company’s purchasing department constantly monitors the market to take advantage of periodic volume discounts, market discounts and pricing changes.

The Company purchases products from approximately 400 vendors, such as AmerisourceBergen Corp., Pfizer, Inc., Eli Lilly and Company, Merck and others. The Company initiates purchase orders with vendors through its information system. During fiscal years 2004, 2003, and 2002, the Company’s 10 largest vendors accounted for approximately 89%, 60%, and 40%, respectively, (by dollar volume) of the Company’s purchases for each year. In fiscal 2004 and 2003, the Company’s largest vendor, AmerisourceBergen Corp. accounted for approximately 24% and 45%, respectively, of total purchases of the Company. The next largest vendor was less than 8% for each fiscal 2004 and 2003. Substantially all of the Company’s supplier agreements are terminable at will by either party or upon short notice and without penalty. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The Company believes that its relationships with its suppliers are good.

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

In addition, certain of the Company’s competitors, such as McKesson HBOC, Inc., AmerisourceBergen Corp., and Cardinal Health, Inc. have developed or may be able to develop e-commerce operations that compete with the Company’s e-commerce operations, and may be able to devote substantially more resources to web site development and systems development than the Company. The online commerce market is rapidly evolving and intensely competitive. The Company expects competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at relatively low cost.

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

Employees

At March 31, 2004, the Company employed 80 persons, 72 of which represented full-time employees. Labor unions do not represent any of these employees. The Company considers its employee relations to be good.

Employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible. Each of the employees is eligible for stock option grants in accordance with the provisions of the Company’s 1999 Stock Option Plan, and eligible to receive restricted stock in accordance with the provisions of the Company’s 2003 Restricted Stock Plan, as determined by the Administrator of the Plan. The purpose of the 1999 Stock Option Plan and the 2003 Restricted Stock Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return.

Acquisitions

The Company made the following acquisitions during the last three fiscal years:

Penner and Welsch, Inc.

On October 25, 2001, Discount, a wholly-owned subsidiary of the Company, purchased substantially all of the net assets of Penner & Welsch, Inc. (“Penner”), a wholesale distributor of pharmaceuticals based in Louisiana, pursuant to an Agreement for the Purchase and Sale of Assets dated October 12, 2001 (“the Agreement”). As previously reported by the Company, Penner was a Chapter 11 debtor which had voluntarily filed for Chapter 11 protection in the US Bankruptcy Court Eastern Division of Louisiana. Prior to this acquisition, commencing in September 2000, the Company managed the day-to-day operations of Penner, in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. During the management period, the Company provided Penner with a collateralized revolving line of credit for the sole purpose of purchasing inventory from the Company. Pursuant to the Agreement, Penner received an aggregate of 125,418 shares of restricted common stock of the Company, valued at $5.98 per share, cash in the amount of $488,619, and forgiveness of $1,604,793 in trade accounts payable and management fees owed to Discount. The source of the funds used to acquire Penner’s assets was the working capital of the Company. The Agreement, including the nature and amount of the consideration paid to Penner, was negotiated between the parties and, on October 15, 2001, was approved by the US Bankruptcy Court, Eastern Division of Louisiana. The Company operates the acquired business under Valley South, its wholly owned subsidiary.

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

Pursuant to the Avery Agreement, the Company acquired accounts receivable, inventory, equipment, furniture, the trade name and a patent pending for the process of the manufacture of vials for the respiratory therapy industry, totaling approximately $789,000. The liabilities assumed, which were comprised principally of trade payables, amounted to approximately $646,000, in addition to the forgiveness of debt owed to the Company of approximately $53,000. In addition, the Company executed a promissory note in the amount of $318,000 to the predecessor company’s 50% shareholder (“Sankary”), as additional consideration (the “Sankary Note”). The Sankary Note included a right of set off for accounts payable in excess of an agreed upon amount assumed at closing The Company and Avery specifically contemplated that the Company might have to pay certain unknown liabilities in connection with the acquisition in excess of the amount of assumed liabilities. Accordingly, the Sankary Note and the Avery Agreement permit the Company to “set off” payments due under the Sankary Note against payments made in excess of the assumed liabilities. The Company believes that it has paid Avery’s obligations well in excess of the assumed liabilities. Therefore, all other payments under the Sankary Note are offset such that nothing more is due and payable there under in excess of the $90,000.

Sankary filed a lawsuit against the Company, in the 342nd Judicial District Court of Tarrant County, Texas (“Sankary Suit”). The complaint alleges that the Company defaulted under the Sankary Note as a result of the Company’s failure to make payments when due to Sankary.

The Company has paid to Sankary the minimum amount due under the Sankary Note (approximately $90,000) and has paid liabilities of Avery in excess of its obligations under the agreement, such that it is entitled to offset any further liability under the Sankary Note. The Company believes that the Sankary Suit is very likely to be dismissed pursuant to agreement between the parties—the parties have exchanged settlement proposals and anticipate the Sankary Suit to be dismissed in the near future. See Litigation.

Additionally, the Avery Agreement contains a provision whereby based on earnings of the acquired business, the note may be increased to the original amount of $318,000 which would be treated as an addition to the purchase price. The operations of the acquired business have produced a net loss for the Company; therefore, no adjustment to the note was made based upon performance. Also, the Company executed a Consulting and Non-Competition Agreement (“Consulting Agreement”) with John VerVynck (“VerVynck”) an officer and shareholder of Avery Pharmaceuticals and Infinity. The Consulting Agreement provided for the payment to VerVynck of $39,360, payable bi-monthly, over the six-month term of the Consulting Agreement. Upon completion of the Consulting Agreement in December 2003 VerVynck’s employment with the Company was terminated. The Consulting Agreement prohibits VerVynck from competing for one year following his termination and the six-month term of the consulting agreement. In October 2003, the Company relocated the operations of Avery to the St. Rose Louisiana location. The Company operates the acquired business through its wholly owned subsidiary Valley South.

Recent Developments: Private Placement and Proposed Merger with Familymeds, Inc.

On March 18, 2004, the Company sold 1,000,000 shares of its common stock in a private placement to accredited investors for $3.21 million. The expenses related to this offering approximated $500,000. Maxim Group LLC, a New York-based investment firm, acted as the placement agent for the Company in the private placement. Net proceeds will be used for working capital and general corporate purposes. The private placement was made under an exemption from the registration requirements of the Securities Act of 1933, as amended, and the investors purchasing shares in the private placement may not offer or sell the securities sold in the offering in the absence of an effective registration statement or exemption from registration requirements. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission, which as of June 28, 2004 had not yet been declared effective by the Securities and Exchange Commission, to register the resale of the shares sold in the private placement, as is required by the subscription agreements between the investors and the Company.

On March 19, 2004, the Company entered into an Agreement and Plan of Merger with Familymeds Group, Inc., a Connecticut Company (“FMG”), as amended on July 1, 2004, pursuant to which FMG will be merged with and into the Company, with the Company being the surviving company. FMG is a pharmacy chain with a strategy of locating pharmacies at or near a patient’s point of medical care. FMG operates more than 76 pharmacies in 14 states. Many of these pharmacies are located at or near the point of care between physicians and patients, many times inside or near medical office buildings. Across these distribution channels, FMG annually services over 400,000 acute and chronically ill patients, many with complex specialty and medical product needs. The principal executive offices of FMG are located at 312 Farmington Avenue, Farmington, CT 06032. If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of the issued and outstanding shares of the Company immediately after the merger, assuming the vesting of all restricted shares issued in connection with the merger. In addition, at the closing of the merger, the Company will issue warrants to the FMG stockholders and certain FMG warrant holders and note holders entitling them to purchase certain additional shares of the Company common stock.

The Company’s annual meeting of stockholders, at which its stockholders will note on the merger, currently is scheduled to be held in August 2004, although this date is subject to change based upon various factors. The Company has filed a preliminary Proxy Statement on Schedule 14A with the Securities and Exchange Commission relating to the merger and other matters to be voted upon at the annual meeting of stockholders. However, the merger is subject to various closing conditions, including the approval of the merger by the stockholders of the Company and FMG and the obtainment of adequate financing, and there can be no assurance that the merger will be consummated. If the merger is consummated, the Company will be subject to various risk associated with the merger and Familymeds Group, Inc. See, “Risk Factors” below.

RISK FACTORS

In addition to the other information in this Form 10-K, the following should be considered in evaluating the Company’s business and prospects:

Risk Factors Relating to DrugMax, Inc.

The Company’s business could be adversely affected if relations with any of its significant suppliers are terminated.

The Company’s ability to purchase pharmaceuticals, or to expand the scope of pharmaceuticals purchased, from a particular supplier is largely dependent upon such supplier’s assessment of the Company’s creditworthiness and the Company’s ability to resell the products it purchases. The Company is also dependent upon its suppliers’ continuing need for, and willingness to utilize, the Company’s services to help them manage their inventories. If the Company ceases to be able to purchase pharmaceuticals from any of its significant suppliers, such occurrence could have a material adverse effect on the Company’s business, results of operations and financial condition because many suppliers own exclusive patent rights and are the sole manufacturers of certain pharmaceuticals. If the Company becomes unable to purchase patented products from any such supplier, it could be required to purchase such products from other distributors on less favorable terms, and the Company’s profit margin on the sale of such products could be reduced or eliminated. Substantially all of the Company’s agreements with suppliers are terminable by either party at will on short notice and without penalty. See “Business.”

The Company’s industry has experienced declining margin percentages in recent years and, if this trend continues, the Company’s business could be adversely affected.

Over the past decade, participants in the wholesale pharmaceutical distribution industry have experienced declining gross and operating margin percentages. Industry sources estimate that the average gross margin percentage of companies in the industry has decreased from approximately 7.35% in 1990 to approximately 4.25% in 2002. The profitability of wholesale distributors, including the Company, is largely dependent upon earning volume incentives, cash discounts and rebates from pharmaceutical manufacturers. The Company’s profitability is also increasingly dependent on its ability to purchase inventory in advance of anticipated or known manufacturer price increases. Although investment buying opportunities may enable the Company to increase its gross margin percentage when manufacturers increase prices, such buying requires subjective assessments of future price changes as well as significant working capital. If the Company’s gross margin percentages decline significantly, or if the Company’s assessments of future price changes are incorrect, or if the Company does not have the necessary working capital to take advantage of buying opportunities, the Company’s profitability could be materially adversely affected. To increase its margins, while the Company continues to distribute brand products as requested by its customers, it is currently focusing its efforts on growing its generic pharmaceutical, over-the-counter and other products lines. Additionally, from time to time the Company seeks to acquire additional complimentary product lines, as it did with its acquisition of Avery and Infinity. As a result, the company’s profit margins have stabilized. The Company’s gross margin percentage was approximately 2.6%, 2.8% and 2.8% for fiscal 2004, 2003 and 2002, respectively, as the Company continues to concentrate its sales efforts towards the higher margin generic and over-the-counter products. See “Acquisitions.” However, there can be no assurances that the Company will be successful in continuing to stabilize or increase its margins. Growth in higher-margin products requires significant marketing and sales efforts, which may not be successful. Low demand for higher-margin products could prevent the Company from increasing its sales of these products, and increased competition in higher-margin products could reduce the margins on these products. The proposed merger with FMG will also impact the Company’s margins. See “Risk Factors Relating to the Proposed Merger with FMG.”

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

The Company is dependent on the services of the Company’s senior management and on the relationships between the Company’s key personnel and the Company’s significant customers and suppliers. The Company has entered into employment agreements or non-competition agreements with the key members of the Company’s management team. The loss of certain members of the Company’s senior management or of key purchasing or sales personnel, particularly the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company generally does not carry life insurance policies on the lives of the Company’s key senior managers or key purchasing or sales personnel. As is generally true in the industry, if any of the Company’s senior management or key personnel with an established reputation within the industry were to leave the Company’s employment, there can be no assurance that the Company’s customers or suppliers who have relationships with such person would not purchase products from such person’s new employer, rather than from the Company. The Company historically has not had significant difficulty attracting and retaining needed employees.

Changes in the healthcare industry could adversely affect the Company.

The healthcare industry has undergone significant change in recent years as a result of various efforts to reduce costs, including proposed national healthcare reform, trends toward managed care, spending cuts in Medicare, consolidation of pharmaceutical and medical/surgery supply distributors, the development of large, sophisticated purchasing groups and efforts by traditional third party payers to contain or reduce healthcare costs. The Company cannot predict whether these trends will continue or whether any other healthcare reform efforts will be enacted and what effect any such reforms may have on the Company’s practices and products or the Company’s customers and suppliers. Any future changes in the healthcare industry, including a reduction in governmental financial support of healthcare services, adverse changes in legislation or regulations governing the delivery or pricing of prescription drugs, healthcare services or mandated benefits may cause healthcare industry participants to significantly reduce the amount of the Company’s products and services they purchase or the price they are willing to pay for the Company’s products and services. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly and adversely affect the Company’s revenues, margins and profitability. See “Business.”

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

The Company is dependent on the Company’s information systems to receive and process customer orders, initiate orders with product suppliers, distribute products to the Company’s customers in a timely and cost-effective manner, track and secure inventory and maintain compliance with federal and state regulations. Any disruption in the Company’s information systems could thus have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has its own certificate server from Microsoft that encrypts the registration session to protect the customer information. In addition, the Company has taken steps to protect the registration information residing in its servers by using firewalls, backups and other preventive measures designed to protect the privacy of its customers. The Company maintains off-site copies of all the data and programs utilized by the Company locations. The Company restricts access to customer personal and financial data to those authorized employees who have a need for these records. The Company does not release information about its customers to third parties without the prior written consent of its customers unless otherwise required by law. Notwithstanding these precautions, the Company cannot assure that the security mechanisms will prevent security breaches or service breakdowns. Despite the network security measures the Company has implemented, its servers may be vulnerable to computer viruses, physical or electronic break-ins or other similar disruptions. Such a disruption could lead to interruptions or delays in its service, loss of data, or its inability to accept and fulfill customer orders. Any of these events could materially affect the Company’s business.

The Company is subject to capacity constraint system development risks which may result in its inability to service its customers and meet its growth expectations.

A key element of its strategy is to generate a high volume of traffic on, and use of, the Company’s web site. Accordingly, the Company’s web site transaction processing systems and network infrastructure performance, reliability and availability are critical to its operating results. These factors are also critical to its reputation and its ability to attract and retain customers and maintain adequate customer service levels. The volume of goods it sells and the attractiveness of its product and service offerings will decrease if there are any systems interruptions that affect the availability of its web site or its ability to fulfill orders. The Company expects to continually enhance and expand its technology and transaction processing systems, and network infrastructure and other technologies, to accommodate increases in the volume of traffic on its web site. The Company may also fail timely to expand and upgrade its systems and infrastructure to accommodate increases in the volume of traffic on the web site.

The Company has a history of violating certain of its debt covenants.

The Company’s credit facilities require the Company’s compliance with certain restrictive covenants, including but not limited to minimum EBITDA, maximum capital expenditures and minimum net worth. During fiscal years 2003 and 2004, the Company was not in compliance with certain of these restrictive covenants. However, these violations were waived by Standard Federal National Bank and Congress Financial, respectively. There can be no assurance that Congress Financial will continue to waive these deficiencies in the future. If not so waived, failure to meet these covenants will cause the Company to be in default under the credit facility and will allow

Congress Financial to accelerate the obligations under the facility. If Congress Financial accelerates the obligations and the Company cannot secure an alternate credit facility, the Company may not be able to continue as a going concern.

The Company’s disclosure controls and procedures are not adequately effective.

The Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, the Company’s disclosure controls and procedures needed improvement and were not adequately effective. If the disclosure controls and procedures are not improved and made more effective, then information required to be disclosed in the Company’s financial statements may not be recorded, processed, summarized or reported within the appropriate time periods and may periodically result in a misstatement of the financial statements, and possibly such information will not be accumulated and communicated to the Company’s management to allow for timely decisions.

Risk Factors Relating to the Proposed Merger with FMG

The merger may not be consummated or may be delayed.

The proposed merger with FMG is subject to various closing conditions, including stockholder approval, regulatory consents and financing, and there can be no assurance that the merger will be consummated. The Company’s annual meeting of stockholders currently is scheduled to be held in August, but this date is subject to change based upon various factors. The merger may be delayed past the expected closing date. See “Business – Recent Developments.”

The combined company may fail to realize all of the anticipated benefits of the merger.

The value of the combined company following the merger and the benefits of the merger principally depend on the successful integration of the two companies and the implementation of their business plan. The Company believes merging the two companies, and thus vertically integrating the Company’s wholesale operations with FMG’s retail operations, will reduce the aggregate expenses for the combined company while increasing the Company’s revenues and margins. The expense reductions are expected to be achieved through purchasing efficiencies and by eliminating certain redundant costs. The increases in revenues and margins are expected to be achieved through, among other factors:

•	increased purchasing power that, among other things, will allow the combined company to purchase products at discounted rates through special buy-in programs offered by manufacturers;
•	an expanded customer base;
•	the integration of the two companies’ broad sales and distributions channels, including FMG’s retail (mail order, call center and Internet) channels, with the Company’s wholesale (mail order, call center and Internet) channels, allowing the combined company to expand distribution directly to the growing managed care and alternate site markets; and
•	increased sales, in an amount greater than either company individually had, to the higher-margin specialty prescription and generic pharmaceutical markets as a result of the combination of FMG’s retail model, which focuses on providing a wide variety of prescription and non-prescription healthcare-related diagnostic products used for the treatment of chronic diseases through pharmacies located at or near the point of care between physicians and patients, with the Company’s supply capabilities. The specialty prescription market includes products used to treat chronic, high cost, or rare diseases; which products are often administered via a non-oral route in a non-hospital setting.

Management has experience integrating the businesses and assets that the Company has acquired, in connection with the acquisitions of Becan Distributors, Valley Drug Company, Penner & Welch, Inc. and most recently Avery Pharmaceuticals Inc. Management has experienced some delays and unexpected obstacles in these past integrations, none of which, however, it believes have been material. Further, when appropriate, management has decided to discontinue acquired divisions for business reasons, such as the businesses of Desktop Media Group, Inc. and VetMall, Inc.

However, there is little business precedent for the integration of a pharmaceutical wholesaler, such as the Company, and a retail pharmacy chain, such as FMG, and therefore, while management believes there are significant benefits to the merger, the Company’s ability to capitalize on these opportunities is uncertain. The combined company may fail to realize some or all of the anticipated revenue opportunities, cost savings and other benefits of the transaction as a result of, among other things, vendor constraints, unanticipated costs, deterioration in the U.S. economy and other factors. For example, FMG currently has a wholesale supply agreement requiring it to purchase 90% of its pharmaceuticals from AmerisourceBergen Corp. The Company also purchases pharmaceuticals from AmerisourceBergen Corp. but it does not have any minimum purchase requirements. Although the company believes that it will be able to reach a satisfactory agreement with AmerisourceBergen Corp., failure to do so could result in a delay and/or reduction in the expected benefit from purchasing synergies of the merger. In addition, the integration of FMG’s business and operations with those of the Company, including systems conversions, may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to FMG’s or the Company’s existing businesses or customer base. There can be no assurance that management will be able to successfully integrate FMG and the Company. If the post-merger management fails to achieve its business plan or is delayed in doing so, the Company’s results of operations and financial condition following the merger would be materially adversely affected.

Current holders of the Company’s common stock will experience substantial dilution of their percentage ownership interest of the Company common stock.

If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of issued and outstanding shares of the Company immediately after the merger, assuming the vesting of all shares of restricted stock issued in connection with the merger. In addition, at the closing of the merger, the Company will issue warrants to the FMG stockholders, the FMG warrant holders and the FMG note holders entitling them to purchase certain additional shares of the Company’s common stock. As a result, after the merger, each share of the Company common stock that the Company’s stockholders currently own will represent a smaller percentage ownership interest in the combined company than they currently own, and, accordingly the current stockholders of the Company, will have less control over matters on which stockholders vote, including the election of directors.

A portion of the merger consideration is subject to the market value of the Company common stock and may expose the current Company stockholders to added dilution.

The aggregate number of shares of the Company’s common stock to be paid in the merger is fixed and is not subject to adjustment for changes in the market price of the Company’s common stock. However, as stated above, at the closing, the Company also is issuing warrants to purchase the Company’s common stock to the FMG stockholders, to certain FMG warrant holders and the to certain FMG note holders. The number of warrants to be so issued, and the exercise price of those warrants, is based upon the weighted-average stock price of the Company’s common stock during the ten trading days immediately preceding the closing. The lower the ten-day weighted-average stock price, the greater the number of warrants to be issued, the lower the exercise price of those warrants and the greater the potential dilution to existing Company stockholders should the warrants be exercised. Assuming a ten-day weighted-average stock price of $4.85 at the closing, the Company’s stock price on June 10, 2004, the Company will issue warrants to purchase a total of 3,047,446 shares of the Company common stock at the closing. The exercise of any of these warrants will necessarily dilute the relative percentage ownership of the current Company stockholders. Once again assuming a ten-day weighted-average stock price of $4.85 at the closing, if immediately after the closing all of the warrants issued at closing are exercised, but the currently outstanding options to purchase common stock of the Company are not, the Company expects that the current Company stockholders will at such time, as a group, own approximately 35%, and FMG stockholders, employees and directors will, as a group, own approximately 65%, of issued and outstanding shares of the Company.

The Company’s stock price may remain volatile.

As recently as January 16, 2004, approximately two months prior to the date the companies announced the execution of the merger agreement, the Company common stock traded below $2.00. By the time the execution of the merger agreement was announced on March 22, 2004, the price had risen to over $4.50. Between March 22, 2004 and July 7, 2004, the stock price has remained over $4.00. There can be no assurance that the Company’s stock price will remain near its recent highs, especially if the merger is not consummated. The Company’s ability to integrate FMG’s business, announcement of developments related to the Company’s business after the merger, announcements by competitors, quarterly fluctuations in the Company’s financial results and general economic conditions in the highly-competitive pharmaceutical industry in which the Company will compete could cause the price of the Company common stock to continue to fluctuate, perhaps substantially. In addition, the Company has agreed to register the resale of 1,000,000 shares recently sold in a private placement, all of the shares to be issued in connection with or at the closing of the merger, and the shares of the Company owned by Messrs. Taneja and LaGamba. As a result of such registration, the holders of such shares may use such registrations to sell the shares publicly or privately, resulting in further downward pressure on the stock price. These factors and fluctuations could have a significantly harmful effect on the market price of the Company common stock after the merger.

The fairness opinion obtained by the Company from Sanders Morris Harris, Inc. will not reflect changes in circumstances between the signing of the agreement and the merger.

In connection with the merger, the Company has received a fairness opinion from its financial advisor, Sanders Morris Harris, Inc., dated March 26, 2004. The Company has not obtained an updated opinion from Sanders Morris Harris, Inc. Changes in the operations and prospects of the Company or FMG, general market and economic conditions and other factors which may be beyond the control of the Company and FMG, and on which the fairness opinion was based, may alter the value of the Company or FMG or the prices of shares of the Company common stock and shares of FMG common stock by the time the merger is completed. The opinion does not speak as of the time the merger will be completed or as of any date other than the date of the opinion. The Company is not aware of any events that have occurred since the date of the opinion that are likely to alter Sanders Morris Harris, Inc.’s determination that the merger is fair to the shareholders of the Company from a financial point of view.

If not managed efficiently, the combined company’s rapid growth may divert management’s attention from the operation of its business, which could hinder its ability to operate successfully.

The Company’s growth has placed, and its anticipated continued growth (including as a result of the merger) will continue to place, significant demands on its managerial and operational resources. The combined company’s failure to manage its growth efficiently may divert management’s attention from the operation of its business and render it unable to keep pace with its customers’ demands.

The combined company’s working capital and credit facilities may be insufficient.

To complete the merger, the merger agreement requires that the Company shall have obtained a new credit facility. The Company has received proposals for a $65 million credit facility. The new credit facility will be used to repay certain existing indebtedness of the Company and FMG. While the Company has obtained these proposals, there can be no assurance that the loan, or any other acceptable credit facility, will be available to us prior to the scheduled closing of the merger.

Further, even if such a credit facility is obtained prior to closing, it may be insufficient to fund the Company’s credit needs. Management presently believes that the new credit facility proposed by Congress will be sufficient to allow the surviving company to integrate the businesses of FMG and the Company and to fund its business plan for the next 12 months. However, if the Company fails to realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, the Company may need to seek alternate or additional financing. The Company and FMG require substantial working capital to fund their operations. The Company’s future capital requirements will depend upon many factors, including, but not limited to:

•	the cost of the merger and of integrating the businesses of the Company and FMG;
•	whether the Company makes future acquisitions;
•	whether the Company hires additional personnel; and
•	whether the Company expands the services that it offers.

While the Company does not currently have any immediate plans to make future acquisitions, hire personnel or expand its services (other than as a result of the FMG merger), the Company regularly considers acquisitions and growth opportunities. As a result of the foregoing factors, the surviving company’s actual revenues and costs are uncertain and may vary considerably. These variations may significantly affect its future need for capital. The actual amount and timing of the Company’s future capital requirements may differ materially from its estimates. In particular, the Company’s estimates may be inaccurate as a result of changes and fluctuations in its revenues, operating costs and development expenses. The Company’s actual financing needs will depend on the amount of post-merger operating losses, development expenses, working capital needs and other factors. Adequate funds may not be available when needed or may not be available on favorable terms. If adequate financing is not raised, the Company may not be able to execute its business plan and the post-merger financial condition and results of operations of the combined company may be materially adversely affected.

The Company’s business plan to improve its profit margins by increasing sales of higher-margin products, which the merger is intended to promote, may be unsuccessful.

Over the past decade, participants in the wholesale pharmaceutical distribution industry have experienced declining gross and operating margin percentages. In addition, brand name drug manufacturers recently have started to require drug wholesalers to reduce or eliminate forward buying, a strategy pursuant to which wholesalers purchase products in anticipation of expected price increases. Further, brand manufacturers are reducing the number of buy-in programs that they are offering. Buy-in programs are special opportunities provided by manufacturers to purchase greater-than-normal quantities at reduced prices. Both of these trends may result in further downward pressure on the Company’s gross margins.

As a result of these pressures, although the Company continues to distribute brand products as requested by its customers, beginning in fiscal 2003 it began to focus its efforts on higher-margin products, including generic and over-the-counter products. As part of this strategy, from time-to-time, the Company seeks to acquire additional complementary higher-margin product lines, as it did through its acquisition of Avery.

The merger with FMG compliments and is expected to further the Company’s business strategy of focusing on higher-margin products. However, as stated above, while management believes there are significant benefits to the merger, the Company’s ability to capitalize on these opportunities is uncertain. Further, there can be no assurance that the Company will be able to maintain or increase revenues and margins even if it implements the merger. Growth in higher-margin products requires significant marketing and sales efforts, which may not be successful, as well as working capital to capitalize on opportunities to purchase product at reduced prices, which may not be available. Low demand for higher-margin products could prevent the Company from increasing its sales of these products, and increased competition in higher-margin products could reduce the margins on those products. Further, the cost of the merger may exceed what is anticipated and the Company may not achieve the benefits of the merger, both of which may negatively impact its working capital and, thus, its opportunities to participate in buy-in opportunities, which will negatively impact its margins and profitability. In general, the profitability of wholesale distributors, including the Company, is largely dependent upon earning volume incentives, cash discounts and rebates from pharmaceutical manufacturers, and there can be no assurance that the Company will be able to stabilize or increase its profit margins.

The merger agreement limits the Company’s and FMG’s ability to pursue alternatives to the merger.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, limit the Company’s and FMG’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition even if it were prepared to pay more consideration than that proposed in the merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

The implementation of the combined company’s business plan is dependent upon the continued employment of its management team and attracting and retaining qualified pharmacists.

The combined company’s success will depend to a large extent on its executive management team, key employees and pharmacists. After the merger, it is expected that Edgardo A. Mercadante (the current Chief Executive Officer of FMG) will become the Company’s Co-Chairman and Chief Executive Officer, Dale Ribaudo (the current Chief Financial Officer of FMG) will become the Company’s Chief Financial Officer, Jugal K. Taneja will remain as Co-Chairman of the Company, William L. LaGamba will remain as President and Chief Operating Officer of the Company and Ronald Patrick will remain as Chief Financial Officer of Valley. The Company historically has not had significant difficulty attracting and retaining needed employees. However, the merger agreement requires that each of Messrs. Taneja, LaGamba, Mercadante, and Ribaudo enter into new employment agreements with the combined company after the merger upon terms acceptable to them and the combined company’s compensation committee. There can be no assurance that the parties will reach agreements on mutually acceptable employment terms. The loss of any of these individuals, as well as certain other key employees and pharmacists, could have a material adverse effect on the combined company’s ability to implement its business plan and business, results of operations and financial condition. The Company generally does not carry life insurance policies on the lives of its key senior managers or key purchasing or sales personnel. With the exception of Mr. Mercadante, FMG does not have “key person” life insurance covering any of FMG’s employees. As is generally true in the industry, if any of the Company’s senior management or key personnel with an established reputation within the industry were to leave the Company’s employment, there can be no assurance that the Company’s customers or suppliers who have relationships with such person would not purchase products from such person’s new employer, rather than from the Company. There is currently a national shortage of pharmacists. As a result, the combined company may not be able to attract and retain an adequate number of pharmacists required in order to maintain FMG’s existing level of customer service.

Risk Factors Relating to FMG

If the merger is completed, FMG will merge with and into the Company. Accordingly, the surviving company will inherit the risks of FMG’s business, operations and industry.

FMG has a history of losses and negative cash flow; FMG’s auditor has issued a going concern opinion.

FMG has incurred significant losses and negative cash flow in the past. Further, unless restructured in connection with the merger, FMG’s senior collateralized revolving credit facility with General Electric Capital Corporation (“General Electric”), and its debt under that facility will mature on August 31, 2004. As of May 22, 2004, the amount outstanding under the General Electric facility was approximately $27.7 million. These facts raise doubt about FMG’s ability to continue as a going concern. FMG’s auditor has issued a going concern opinion, in part as a result of its credit facility having a maturity date of less than one year.

While management believes that the merger offers the combined company a greater opportunity than either company individually would have to improve its financial position, for the reasons discussed above, there can be no assurance that management will be able to integrate the two companies or that the anticipated benefits of the merger will be realized. If the Company and FMG fail to integrate the companies, achieve its business plan, realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, the combined company’s working capital and financial condition will be materially negatively impacted.

Further, as stated above, at the closing of the merger, the combined company expects to obtain a new credit facility to replace the General Electric facility. While this will eliminate the immediate need for FMG to use its assets to repay the General Electric loan, and while the Company and FMG presently believe the new credit facility will be sufficient to allow the combined company to integrate the businesses of FMG and the Company and to fund its business plan for the next 12 months, there can be no assurance that the new company will have sufficient financing to operate the business after the closing of the merger.

As stated above, if the Company fails to realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, the surviving company may need to seek alternate or additional financing. The surviving company’s actual revenues and costs are uncertain and may vary considerably. These variations may significantly affect its future need for capital. The actual amount and timing of the surviving company’s future capital requirements may differ materially from its estimates. Adequate funds may not be available when needed or may not be available on favorable terms. If adequate financing is not raised, the surviving company may not be able to execute its business plan and the post-merger financial condition and results of operations of the combined company may be materially adversely affected.

Further, it is anticipated that as part of its new credit facility, the Company and FMG will be required to pledge all of their assets to the new lender to secure the entire credit facility, including that portion that was used to repay FMG’s obligations. If Familymeds, Inc., the operating company of FMG that will become a wholly-owned subsidiary of the Company after the merger, is unable to continue as a going concern or to meet its obligations to the new lender under the new credit facility after the merger, it is unlikely that the Company, on its own, will be able to satisfy the obligations. If FMG is unable to continue as a going concern, the Company will be unable to obtain the benefits of the merger and its working capital and financial condition will be materially negatively impacted and it may itself be unable to continue as a going concern. After the merger, the Company’s assets will be exposed to FMG’s and Familymeds Inc.’s creditors.

FMG has a history of violating certain of its debt covenants.

FMG’s current $31 million credit facility with General Electric matures on August 31, 2004. Available credit under the facility is based on eligible receivables, inventory and prescription files. The facility requires compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, minimum net worth, minimum prescriptions filled, minimum inventory turnover, maximum trade receivable days sales outstanding and limitations on additional indebtedness. During 2003 and 2004, FMG was not in compliance with certain of these restrictive covenants; however, these violations were subsequently waived by General Electric. Although there can be no assurance, FMG does not expect that these past covenant violations will have a negative impact on its ability to enter into a new credit facility or have any impact on the merger.

FMG’s success is dependent upon entering into and maintaining contracts with health insurers, managed care organizations and pharmacy benefit managers.

FMG derives a majority of its revenue from health insurers, managed care organizations and pharmacy benefit managers. FMG’s contracts with these organizations enable it to obtain reimbursement on behalf of FMG’s customers for the prescription products that they purchase at FMG’s pharmacies. However, we do not know if FMG will be successful in maintaining these contracts. In the past, FMG has been prevented from participating in certain plans because of the plan’s decision to restrict participation as a cost saving initiative, or because the reimbursement rate offered by the plan was less than FMG’s cost of goods sold. If it is unable to maintain existing contracts or obtain additional contracts, FMG’s customers may not be able to obtain reimbursement for prescription products purchased at FMG’s retail, mail order and online pharmacies, which would decrease the demand for FMG’s services and products and impair FMG’s ability to retain and expand its customer base. These plans include state Medicaid plans, Express Scripts, PCS, and paid prescription plans. Under the terms of these agreements, FMG is required to dispense prescription drugs to its customers in return for a contracted reimbursement rate from the individual plan.

Competition in the pharmacy markets in which FMG competes is intense and could have a negative effect on the combined company’s earnings.

FMG, like the Company, conducts business in competitive markets, and expects competition to intensify in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could harm the combined company’s earnings. FMG’s competitors, many of which have significantly greater financial, technical, marketing and other resources than FMG, include:

•	Chain drugstores including CVS, Rite Aid and Walgreen’s;
•	Mass marketers including Target and Wal-Mart;
•	Warehouse clubs including BJ’s, Costco and Sam’s Club;
•	Mail order prescription providers including Express Scripts and Medco;
•	Online drugstores including drugstore.com; and
•	Specialty medication providers including Accredo Health and Priority Healthcare.

In addition, FMG faces competition from online pharmacies outside the United States.

The demand for FMG’s services and products is affected by regulatory and other changes in the health care industry.

As with the Company, FMG’s revenues from prescription drug sales may be affected by health care reform initiatives of federal and state governments, including proposals designed to significantly reduce spending on Medicare, Medicaid and other government programs. The demand for its services and products may also be affected by changes in programs providing for reimbursement for the cost of prescription drugs by third party plans and regulatory changes relating to the approval process for prescription drugs. These initiatives could lead to the enactment of federal and state regulations that may adversely impact our prescription drug sales and, accordingly, our results of operations.

Managed care organizations are increasingly challenging the price and cost-effectiveness of medical products and services. While FMG may be successful in continuing its contracts for insurance reimbursement, the efforts of managed care organizations to contain costs will likely place downward pressures on its gross margins from sales of prescription drugs. FMG cannot be certain that its products and services will be considered cost effective or that adequate managed care organization reimbursement will be available to enable it to maintain price levels sufficient to realize adequate profit margins on prescription drugs. FMG’s failure to realize and maintain adequate profit margins on prescription drugs would adversely affect its operating results.

FMG’s operations are subject to extensive regulations and failure to comply with those regulations could result in severe penalties and damage to FMG’s brand.

FMG, as with the Company, is subject to extensive federal, state and local licensing and registration laws and regulations with respect to its business, including its pharmacy and franchise operations and the pharmacists it employs. Regulations in these areas often involve subjective interpretation and FMG does not know if its attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. FMG believes it has satisfied its licensing and registration requirements and continues to actively monitor its compliance with these requirements. However, violations of any of these regulations could result in various penalties, including suspension or revocation of FMG’s licenses or registrations, and seizure of FMG’s inventory or monetary fines, any of which could adversely affect FMG’s operations and damage FMG’s brand.

FMG, like the Company, also is subject to requirements under the Controlled Substances Act and Federal Drug Enforcement Agency regulations, as well as state and local laws and regulations related to FMG’s pharmacy operations such as registration, security, record keeping and reporting requirements related to the purchase, storage and dispensing of controlled substances, prescription drugs and certain over-the-counter drugs. Under the Food, Drug & Cosmetic Act of 1938, the distribution of adulterated or misbranded homeopathic remedies or other drugs is prohibited. Violations could result in substantial fines and other monetary penalties, seizure of the misbranded or adulterated items, and/or criminal sanctions. FMG also is required to comply with the Dietary Supplement Health and Education Act when selling dietary supplements and vitamins.

In addition, FMG’s pharmacy compounding services are subject to Food and Drug Administration regulation. The Food and Drug Administration also regulates drug advertising and promotion, including direct-to-patient advertising, done by or on behalf of manufacturers and marketers. If FMG expands its product and service offerings, more of FMG’s products and services will likely be subject to Food and Drug Administration regulation. Failure to comply with these regulations could result in significant penalties which may be material. FMG also is subject to federal statutes and state legislation that prohibit the offer, payment, solicitation, or receipt of any remuneration directly or indirectly in exchange for, or intended to induce, the referral of patients or the sale or purchase of services and supplies covered by certain governmental programs (Anti-Kickback Laws). It also is subject to the Ethics in Patient Referrals Act of 1989, commonly referred to as “Stark Law,” which prohibits the billing of federally funded health care programs for certain health care services provided by entities with which the referring physician has certain financial arrangements. Violations of these laws are punishable by civil sanctions, including significant monetary penalties and exclusion from participation in the Medicare and Medicaid programs, and criminal sanctions in the case of the Anti-Kickback Law. Due to the breadth and complexity of these laws, there can be no assurance that FMG, any of its personnel, or any of its significant customers or business partners, will not become subject to sanctions that could have a material adverse effect on FMG’s business, financial condition and results of operations. Additionally, the sanctioning or exclusion of a manufacturer or recipient of FMG’s products or services, even for activities unrelated to FMG, could also have a material adverse effect on FMG’s business, financial condition and results of operations.

Pursuant to the Omnibus Budget and Reconciliation Act of 1990 and similar state and local laws and regulations, FMG’s pharmacists are required to offer counseling to FMG’s customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill and other information deemed significant by FMG’s pharmacists. In the event that FMG’s pharmacists or FMG’s mail order and online pharmacies provide erroneous or misleading information to its customers, FMG may be subject to liability or negative publicity that could have an adverse impact on its business. Although FMG carries general, professional and product liability insurance, FMG’s insurance may not cover potential claims of this type or may not be adequate to protect FMG from all liability that may be imposed.

The Health Insurance Portability and Accountability Act of 1996, and regulations promulgated there under (collectively “HIPAA”), require health care providers such as FMG to comply with specified standards for electronic billing and other transactions and to adopt and comply with policies and procedures to protect the security and privacy of an individual’s protected health information consistent with HIPAA requirements, and prohibit the use or dissemination of an individual’s protected health information without the individual’s consent. There are significant civil monetary and criminal penalties for failure to comply.

Although FMG does not offer franchises for sale at this time, in the case of renewing franchisees, FMG is subject to the disclosure requirements of the Federal Trade Commission and may be subject to pre-sale disclosure requirements and registration requirements of various state laws regulating the offer and sale of franchises. In addition, with respect to FMG’s existing franchisees, it also may be subject to certain state laws regulating the franchisor-franchisee relationship. Failure to comply with these regulations could result in substantial financial penalties. Currently, FMG only holds franchise agreements for seven stores and is not materially dependent on these agreements.

FMG also is subject to laws governing its relationship with employees, including minimum wage requirements, overtime and working conditions. Increases in the federal minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect FMG’s results of operations. Other legislation being considered at the federal and state level could affect FMG’s business including state legislation related to the regulation of nonresident pharmacies.

FMG believes it is currently in material compliance with the state and federal laws and regulations governing its business.

The demand for FMG’s services and products at many of its retail pharmacies is dependent upon the continued operation of medical groups to which they are proximate.

A significant element of FMG’s business plan is operating retail pharmacies in or near medical buildings occupied by medical groups such as HMOs. Some of those buildings are occupied by only one medical group. In the event these medical groups or a significant number of physicians cease to operate in these locations, the demand for FMG’s services at these locations will likely decrease and may result in the closing of one or more of FMG’s pharmacies.

FMG may experience significant fluctuations in its operating results and rate of growth.

FMG’s revenue and operating profit growth depend on the continued growth of demand for its products and services. In addition, FMG’s business is affected by general economic and business conditions. A decrease in demand may result in decreased revenue or growth. FMG’s revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	Its ability to retain and increase sales to existing customers;
•	the quantity and mix of products FMG’s customers purchase;
•	the extent to which FMG offers delivery, shipping or other promotional discounts to its customers;
•	disruptions in service by FMG’s vendors;
•	timing and costs of upgrades and developments in FMG’s systems and infrastructure to support future growth;

Any errors in filling prescription drugs may expose FMG to liability and negative publicity.

Errors relating to prescriptions may produce liability for FMG that its insurance may not cover. FMG’s pharmacists are required by law to offer counseling, without additional charge, to FMG’s customers about medication, dosage, common side effects and other information deemed significant by the pharmacists. FMG’s pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. Providing information on pharmaceutical and other products creates the potential for claims to be made against FMG for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy or other legal theories based on FMG’s product or service offerings. FMG’s general liability, product liability and professional liability insurance may not cover potential claims of this type or may not be adequate to protect FMG from all liabilities that may be imposed if any such claims were to be successful. In the past, FMG has not been held liable for any material claims of this nature and its liability insurance has fully covered all actual and threatened claims of this type.

FMG may be subject to product liability claims if people or property are harmed by the products it sells.

Like the Company, some of the products FMG sells may expose it to product liability claims relating to personal injury, death or property damage caused by such products and may require FMG to take actions such as product recalls. Any such product liability claim or product recall may result in adverse publicity regarding FMG and the products it sells. If FMG is found liable under product liability claims, it could be required to pay substantial monetary damages. Further, it could be forced to spend a substantial amount of money in litigation expenses, management, time and other resources to defend against these claims. As a result of these claims, whether or not FMG successfully defends them, its reputation could suffer, any of which could harm FMG’s business. Any imposition of product liability that is not covered by manufacturer indemnification or FMG’s insurance could harm FMG’s business, financial condition and operating results. In the past, FMG has not been held liable for any material claims of this nature and its liability insurance has fully covered all actual and threatened claims of this type.

Item 2.  PROPERTIES.

The Company does not own or hold any legal or equitable interest in any real estate. The Company leases its principal administrative, marketing and customer service facility containing approximately 5,216 square feet of air-conditioned office space, located at 25400 US Highway 19 North, Suite 137, Clearwater Florida 33763. The term of the lease for the Clearwater office is for five years expiring January 14, 2008, with an initial monthly lease payment of $6,303. The Valley facility was relocated from Youngstown, Ohio to New Castle, Pennsylvania in the fourth quarter of 2004. The Company now leases for Valley a facility located at 209 Green Ridge Road, New Castle, Pennsylvania 16105, from Becan Development LLC, a related party (see Note 13 of the consolidated financial statements). The new facility consists of approximately 45,000 square feet of office, warehouse, shipping and distribution space. The premises are leased pursuant to a lease with a base term of fifteen (15) years expiring December 30, 2018, with an initial monthly lease payment of $17,000. The Company leases for its Pittsburgh facility, 1,424 square feet of office and 1,176 square feet of warehouse space located at 203 Parkway West Industrial Park, Pittsburgh, Pennsylvania 15205. The term of the lease for the Pittsburgh facility is for three years expiring February 28, 2006, with a monthly lease payment of $1,658. The Company exercised its option within the lease for the Pittsburgh facility and provided the landlord with the Company’s intent to vacate. The Company plans to relocate the Pittsburgh distribution facility to New Castle, Pennsylvania to combine the operations of Pittsburgh and Valley. The Company leases for its subsidiary, Valley South, a building located at 10016 River Road, St. Rose, Louisiana, 70087, from River Road Real Estate LLC, a related party (see Note 13 of the consolidated financial statements.) The building consists of approximately 39,000 square feet of air-conditioned office and warehouse space. The lease for the St. Rose location is for a term of five years expiring October 2006, and carries a monthly lease payment of $15,000.

Item 3.  LEGAL PROCEEDINGS.

From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings other than as set forth below.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT”), in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In December 2003, a Settlement Agreement and Release (the “Release”) was executed by HCT and the Company whereby HCT and the Company unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to the Company in consideration for the Release. There has been little activity by Messrs. Miller and Fagala with regard to this matter, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company cannot reasonably estimate any possible future loss or recovery as a result of this matter; therefore, the Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. The customer accounted for approximately $4.1 million, or 1.5%, of the gross revenue of the Company in the fiscal year ended March 31, 2002. The Company has an unconditional personal guaranty signed by the customer’s owner. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. Management is continuing to pursue its claim for payment through the courts. The Company currently has recorded an allowance account representing 100% of the account balance.

On October 2, 2003, QK Healthcare, Inc. (“QK”) filed a complaint against Valley in the United States District Court of the Eastern District of New York, which included several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK, including breach of contract, violations of the implied warranty of merchantability and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. On January 9, 2004, the Company filed an answer and counterclaim against QK, in which the Company seeks to recover from QK losses caused when QK refused to pay for pharmaceuticals ordered from the Company. The Parties reached a settlement on May 14, 2004, pursuant to which the case will be dismissed. The settlement agreement requires the Company to pay QK $218,000, calls for the parties to resume their business relationship, with the Company giving QK certain price reductions in the products QK purchases from the Company for one year, and provides for the mutual release of both parties. The Company has recorded $218,000 to operating expense and $32,000 to legal expense in the fourth quarter of fiscal 2004 relative to this matter.

On November 12, 2003, Phil & Kathy’s, Inc. d/b/a Alliance Wholesale Distributors (“Alliance”) served a complaint against the Company seeking to recover the non-payment of open invoices approximating $2,000,535, based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, the Company filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the purchase of twenty bottles of Lipitor from Alliance, which the Company later sold to QK. The Company intends to vigorously defend Alliance’s breach of contract action and prosecute the counterclaim. Valley also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated the lawsuit against Valley by QK in New York. At March 31, 2004, the amount that the Company recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. While the Company has recorded the foregoing trade payable, it continues to assess the extent of its full damages and cannot at this time reasonably estimate the total future possible loss that it will sustain as a result of the Alliance complaint or the possible recovery through the Company’s counterclaim or Valley’s consolidated action.

On May 14, 2003, Discount Rx, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Discount”), acquired substantially all of Avery Pharmaceutical, Inc.’s (“Avery”) assets (“Avery Assets”) in exchange for assuming certain limited liabilities (the “Assumed Liabilities”) of Avery and issuing a promissory note to Mr. Al Sankary (“Sankary”) in the original principal amount of $318,000 (the “Sankary Note”). The Sankary Note and Avery specifically contemplated that Discount might have to pay certain unknown liabilities in connection with the acquisition in excess of the amount of Assumed Liabilities. Accordingly, the Sankary Note and the Avery Assets permit Discount to “set off” payments due under the Sankary Note against payments made in excess of the Assumed Liabilities. Discount believes that it has paid Avery’s obligations well in excess of the Assumed Liabilities. Therefore, all other payments under the Sankary Note are offset such that nothing more is due and payable thereunder.

On March 26, 2004, Sankary filed a lawsuit against Discount, in the 342nd Judicial District Court of Tarrant County, Texas (“Sankary Suit”). The complaint in the Sankary Suit alleges that Discount defaulted under the Sankary Note as a result of Discount’s failure to make payments when due to Sankary.

Discount has paid to Sankary the minimum amount due under the Sankary Note (approximately $90,000) and has paid liabilities of Avery in excess of its obligations under the agreement, such that it is entitled to offset any further liability under the Sankary Note. Discount believes that the Sankary Suit is very likely to be dismissed pursuant to agreement between the parties—the parties have exchanged settlement proposals and anticipate the Sankary Suit to be dismissed in the near future.

Additionally, since the closing of the Avery transaction, various creditors and other third parties owed money by Avery have threatened to file lawsuits against Discount. To date, Discount has not been sued by any of these creditors or other third parties and their claims remain unliquidated. The Company intends to vigorously defend any actions filed against Discount. In the unlikely event that Discount is not permitted to offset liabilities paid against the obligation under the Sankary Note, the total amount that remains payable under the Sankary Note as of June 25, 2004, is $228,000. However, because the Company believes that it is entitled to offset any further liability under the Sankary Note, the Company has made no provision in the accompanying consolidated financial statements for resolution of the Sankary Suit. Similarly, because no other lawsuits have been filed nor any threatened to be filed, the Company has made no provision in the accompanying consolidated financial statements for resolution of any other claims against Discount.

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

		Common Stock
		High	Low
2003	First Quarter	$4.20	$1.96
	Second Quarter	$2.60	$1.10
	Third Quarter	$1.58	$0.85
	Fourth Quarter	$1.45	$0.97

2004	First Quarter	$2.00	$0.97
	Second Quarter	$2.89	$1.20
	Third Quarter	$2.80	$1.75
	Fourth Quarter	$6.00	$1.85

2005	First Quarter	$5.05	$3.78

As of July 2, 2004, there were approximately 781 shareholders of record of the Company’s common stock.

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

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plan as of March 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by securities holders (1)	2,000,000	$3.69	-

Equity compensation plan not approved by security holders (2)	220,479	$3.28	-
Equity compensation plan not approved by security holders (3)	150,000	$16.50	-

Total	2,370,479		-

1.	Reflects options to purchase shares of the Company’s common stock under the Company’s 1999 Stock Option Plan.
2.	Reflects options to purchase shares of the Company’s common stock issued to a non-management employee.
3.	Represents a warrant to purchase 150,000 shares of common stock at an exercise price of $16.50 granted to the Company’s underwriters in connection with its 1999 public offering. See Note 12 to the consolidated financial statements.

Please see Note 12 to the Company’s Consolidated Financial Statements for a description of the 1999 Stock Option Plan.

Item 6.  SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2004, 2003, and 2002 and the balance sheet data as of March 31, 2004 and 2003, are derived from, and are qualified by reference to our audited Consolidated Financial Statements included elsewhere in this Annual Report. The statement of operations data for the years ended March 31, 2001 and 2000 and the balance sheet data as of March 31, 2002, 2001 and 2000 are derived from the Company’s audited Consolidated Financial Statements which are not included in this Annual Report. When appropriate, certain amounts have been reclassified to conform with the presentation for fiscal year ended March 31, 2004. Historical results are not necessarily indicative of results which may be expected for any future period. Amounts shown in thousands except per share data.

	Fiscal year ended March 31,
	2004(a)	2003(b)	2002(c)	2001(d)	2000(e)
Net revenue	$213,789	$291,752	$271,288	$177,713	$21,051
Gross profit	5,629	8,105	7,513	5,531	144
Selling, general and administrative	10,008	7,762	5,389	5,163	1,557
Depreciation and amortization	211	325	260	2,798	520
Goodwill, intangible asset and asset impairment loss	-	12,468	-	4,440	-
Operating (loss) income	(4,590)	(12,450)	1,864	(6,870)	(1,933)

(Loss) income before extraordinary item, equity earnings from unconsolidated subsidiary and income tax benefit (expense)	(5,623)	(13,162)	904	(8,734)	(2,124)
Net (loss) income	(7,039)	(13,162)	2,007	(9,306)	(2,124)
(Loss) earnings per share - basic	(0.98)	(1.85)	0.29	(1.45)	(0.55)
(Loss) earnings per share - diluted	(0.98)	(1.85)	0.28	(1.45)	(0.55)

Balance Sheet:
Cash and cash equivalents and restricted cash	$2,788	$2,161	$2,167	$2,436	$6,020
Accounts receivable - net	11,696	11,340	14,002	14,864	4,106
Inventory	16,371	19,459	20,682	10,694	1,416
Property and equipment - net	1,410	768	990	505	693
Goodwill	13,105	13,105	25,314	25,179	26,081
Total assets	47,858	50,274	66,303	54,631	40,003
Accounts payable	14,340	14,619	13,845	11,448	3,171
Credit line payable	17,251	15,944	18,930	11,944	2,391
Stockholders’ equity	14,063	18,284	31,447	26,578	33,482
Total liabilities and stockholders’ equity	47,858	50,274	66,303	54,631	40,003

(a)	Includes $1.4 million as a charge to income tax expense as a result of the reversal of the net deferred tax asset recorded in the fourth quarter of fiscal 2004.
(b)	Includes $12.5 million of goodwill and intangible asset impairment loss, and $.3 million deferred income tax benefit.
(c)	Includes $1.1 million deferred income tax benefit, net of $.4 million deferred income tax expense.
(d)	Includes $4.4 million goodwill and asset impairment loss, and amortization of goodwill of $2.5 million.
(e)	Fiscal 2000 includes sales from only the Pittsburgh facility, which was acquired by the Company in November 1999.

The Company primarily has historically grown its business through strategic acquisitions. In November 1999, the Company acquired Becan (and its subsidiary, Discount) in Pittsburgh Pennsylvania; in April 2000, the Company acquired Valley in Youngstown, Ohio; in October 2001, the Company acquired Penner in St. Rose, Louisiana, and in May 2003, the Company acquired Avery. The Company currently has three distribution centers. Fiscal year 2004 includes the full-year sales for the three distribution centers and approximately 10 months of sales from Avery. Fiscal years 2003 and 2002 include full-year sales for the three distribution centers, and the fiscal year 2001 consists of full-year sales for the Pennsylvania distribution center, but only approximately eleven months of sales for the Ohio distribution center, and approximately seven months of sales for the Louisiana distribution center (which is the period of time the Company managed Penner prior to the Company’s acquisition of Penner in October 2001). See “Acquisitions.”

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented in this Form 10-K.

Overview

DrugMax, Inc. (Nasdaq: DMAX) is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, nutritional supplements and related products. The Company is headquartered in Clearwater, Florida and maintains distribution centers in Pennsylvania and Louisiana. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company maintains an inventory in excess of 20,000 stock keeping units, (each “SKU” represents an individual type of item) from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico. While the Company ships to all 50 states and Puerto Rico, its sales tend to be concentrated around its distribution centers in Pennsylvania and Louisiana and largely populated states such as New York, California, Texas and Florida.

The Company’s products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. As a result, the Company’s profit margins have been negatively impacted, particularly with regard to branded pharmaceuticals. In response, the Company has implemented a strategy aimed at increasing its margins while reducing costs by focusing on higher-margin products. The Company implemented this strategy by focusing on its core business of servicing independent pharmacies, hospitals and small chain stores, and de-emphasizing sales to warehouse customers, which generate high-volume revenue, but nominal gross profit. The Company’s focus on higher margin-products, and corresponding de-emphasis on lower-margin products, resulted in a decrease of sales of branded pharmaceuticals. During the latter part of the fiscal year, and especially during the fourth quarter 2004, the Company incurred the following operational issues resulting in a negative financial performance.

1)	Increase of $2.2 million reserve to the allowance for doubtful accounts receivable and notes receivable, primarily as a result of its continuing evaluation of the collectibility of its accounts and trade notes receivable, noting an increase in the filing of bankruptcy of its customer base.

2)	Determination that the deferred tax assets, amounting to $1.4 million, required a full reserve. Management believes it is more likely than not that the deferred income tax assets would not be able to be utilized;

3)	Settlement of a customer lawsuit, QK Healthcare, Inc., amounting to approximately $250,000 including legal costs;

4)	Gross profit earned was minimized as a result of:

A)	the overall decline in total revenue

B)	the decline in volume of higher profit generic and OTC sales

C)	the loss of “buy-in” opportunities and incentives from manufacturers, thus increasing the cost of purchased goods, as a result of the reduced purchasing levels caused by the loss of the QK Healthcare business

D)	the loss of primary customer base, which carries a higher gross profit, due to credit issues, including bankruptcy filings as noted above;

5)	Merger costs incurred for professional services associated therewith in the amount of approximately $150,000.

The Company also believes its margins and profitability will be improved by its proposed merger with with FMG, although there can be no assurances in this regard. See, “Business,” “Risk Factors,” and “Results of Operations.”

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

Allowance for Doubtful Accounts

Receivables are stated net of allowances for doubtful accounts of approximately $2.6 million and $1.3 million at March 31, 2004 and 2003, respectively. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required.

At March 31, 2004, the Company recorded an increase of approximately $2.2 million reserve to the allowance for doubtful accounts receivable and notes receivable, primarily as a result of its continuing evaluation of the collectibility of its accounts receivable. Recently, as a result of market conditions, the Company has witnessed an increase in the filing of bankruptcy by its customers. See, “Legal Proceedings.” In deciding how to account for these filings, the Company, which is an unsecured creditor in the bankruptcy proceedings, monitors the proceedings and evaluates the collectibility of the accounts in light of the bankruptcy through information and advice it receives from counsel and the bankruptcy trustee. As a result of its continuing experience in this area, in the fourth quarter, the Company increased its allowance to approximately 100% of the total amount of the accounts in bankruptcy. Of the approximately $2.2 million increase in the reserve to the allowance for doubtful accounts recorded in the fourth quarter, the accounts which were in bankruptcy accounted for over $1.5 million and a reserve that the Company established for other customers accounted for approximately $400,000. This additional reserve was established as a result of the Company’s continuing experience with the management of its accounts receivable, including its experience with accounts in bankruptcy and the Company’s annualized history of losses, which approximates 3% of total accounts receivable.

The Company feels its allowance for doubtful accounts at March 31, 2004 is adequately stated in relationship to its accounts receivable.

Inventory Valuation

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out basis of accounting. Inventories consist of brand and generic drugs, over-the-counter products, health and beauty aids, and nutritional supplements for resale. The inventories of the Company’s three distribution centers are constantly monitored for out of date or damaged products, which if exist, are reclassed and physically relocated out of saleable inventory to a holding area, referred to as the “morgue” inventory, for return to and credit from the manufacturer. It is important that the Company continually monitor the morgue inventory to assure that merchandise is returnable to the manufacturer in accordance with the vendors’ return policy. Improper management of the morgue inventory could result in write-downs of the morgue inventory and result in a charge to cost of sales. In addition, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of March 31, 2004, 2003, and 2002, no inventory valuation allowances were necessary,

Goodwill and Intangible Assets

The Company has completed several acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company ceased amortization of goodwill effective April 2001, and reviews goodwill annually for impairment. Goodwill and intangibles related to acquisitions are determined based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of the fair value of the Company’s reportable unit over the fair value of identifiable assets and liabilities, and the quoted market prices of the Company’s common stock, based on the annual impairment test. Downward movement in the Company’s common stock could have a material effect on the fair value of goodwill in future measurement periods. Useful lives are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. If the carrying amount of goodwill exceeds its fair value, then an indication exists that the Company’s goodwill may be impaired. As of March 31, 2004, the Company had unamortized goodwill in the amount of $13,105,000.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the long-lived asset. Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairments are recognized by a charge to earnings. As of March 31, 2004, management’s analysis did not indicate an impairment to the Company’s long-lived assets.

Allowance for Deferred Income Tax Asset

The Company had a deferred income tax asset and valuation allowance at March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. In assessing the realizability of deferred income tax assets, management considered whether it is more likely than not that some portion or all of the deferred income tax assets would not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management evaluated the scheduled reversal of deferred income tax liability, the Company’s profitability for the year ended March 31, 2002, reviewed the Company’s business model, and future earnings projections, and believed the evidence indicated that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset. Based upon the evaluations made, management concluded that realization of the deferred income tax asset was more likely than not; therefore, the valuation allowance was reversed in fiscal 2002. During the fiscal year ended March 31, 2003, the Company recorded a deferred income tax benefit of approximately $.3 million related to losses reported for the fiscal year, and recorded a valuation allowance of $.6 million for a portion of deferred tax assets which management concluded that their realization was not more likely than not. Based upon management’s analysis and discussion in fiscal 2004, the Company reserved the net deferred tax asset at March 31, 2004, as it appears to be more likely than not that the Company will not be able to utilize the deferred income tax asset of approximately $1.4 million. Therefore, the Company recorded the $1.4 million as a charge to income tax expense in the fourth quarter of fiscal 2004.

Revenue Recognition

The Company recognizes revenue when goods are shipped and title or risk of loss resides with unaffiliated customers, and at which time the appropriate provisions are recorded for estimated contractual chargeback credits from the manufacturers based on the Company’s contract with the manufacturer. Rebates and allowances are recorded as a component of cost of sales in the period they are received from the vendor or manufacturer unless such rebates and allowances are reasonably estimable at the end of a reporting period. The Company records chargeback credits due from its vendors in the period when the sale is made to the customer which is eligible for contract pricing from the manufacturer. Detailed accounting, internal auditing and reconciliations are necessary for the Company to maintain accurate records for the rebates, allowances and chargebacks. The Company’s failure to properly record, audit and submit timely reports to vendors could result in the loss of revenue related to the rebates, allowances and chargebacks.

The Company accepts return of product from its customers for product which is saleable, in unopened containers and carries a current date. Generally, product returns are received via the Company’s own delivery vehicles, thereby eliminating a direct shipping cost from being incurred by the customer or the Company. Depending on the length of time the customer has held the product, the Company may charge a handling and restocking fee. Failure to process returns correctly could result in the Company accepting outdated or damaged merchandise from customers. The Company reviews all requests for return of product to assure that the Company accepts returned merchandise in saleable condition. Overall, the percentage of the return of product to the Company is extremely low. The Company has no sales incentive or rebate programs with its customers.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145. SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax benefit. As a result of SFAS No. 145, the criteria in APB No. 30 will be used to classify those gains and losses. The provisions of SFAS No. 145 related to of the rescission of FASB No. 13 shall be applied in fiscal years beginning after May 15, 2002. Early application of the provisions of SFAS No. 145 related to the rescission of FSAB No. 13 is encouraged. The components of

SFAS No. 145 adopted in fiscal 2003, resulted in the Company recording forgiveness of debt to other income in the fiscal year ended March 31, 2004.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company adopted the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. As of March 31, 2004, the Company had not undertaken any such restructuring activities.

In November 2002, the FASB issued FASB Interpretation Number (“FIN”) 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of March 31, 2004, the Company did not have any guarantees outstanding.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except, mandatorily redeemable non-controlling (minority) interests which, on October 29, 2003, the FASB decided to defer indefinitely. As of March 31, 2004, the adoption of SFAS No. 150 has had no impact on the Company.

In January 2004, the FASB issued a Financial Staff Position (“FSP”) pertaining to SFAS No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS No. 106-1”). FSP SFAS No. 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on accounting for the federal subsidy is issued or until certain other events occur. Accordingly, the consolidated financial statements of the Company do not reflect the effect of the Act, if any. Currently, the Company does not sponsor a postretirement health care plan that provides a prescription drug benefit.

Results of Operations

Revenues

	For the Years Ended March 31:
	2004	2003	2002
Revenues	$213,789,279	$291,751,771	$271,287,988
Gross profit	5,628,643	8,104,707	7,512,606

(Loss)/income before tax (expense) benefit and equity earnings of unconsolidated subsidiary	(5,623,416)	(13,476,340)	903,574
Income tax (expense)/benefit	(1,417,630)	313,882	1,103,548
Net (loss)/income	(7,039,421)	(13,162,458)	2,007,122
Basic (loss)/income per share	(0.98)	(1.85)	0.29

The Company generated revenues of $213.8 million, $291.8 million, and $271.3 million for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. Revenues reported for fiscal 2004 decreased approximately $78.0 million, or 26.7% as compared to revenues for fiscal 2003. Revenues for fiscal 2003 increased approximately $20.5 million, or 7.5% as compared to revenues for fiscal 2002. The following schedule summarizes the Company’s sales in its four product lines over the last three years:

	For the Fiscal Year Ended March 31, 2004	As a % of total revenues	For the Fiscal Year Ended March 31, 2003	As a % of total revenues	For the Fiscal Year Ended March 31, 2002	As a % of total revenues
Revenue from:
Branded pharmaceuticals	$195,307,940	91.36%	$268,443,471	92.01%	$252,526,812	93.08%
Generic pharmaceuticals	12,832,542	6.00%	14,722,530	5.05%	12,525,736	4.62%
Over-the-counter and other	4,925,887	2.30%	8,585,770	2.94%	6,235,440	2.30%
Respiratory products	722,910	0.34%	-	0.00%	-	0.00%

Total revenues	$213,789,279	100.00%	$291,751,771	100.00%	$271,287,988	100.00%

The net decrease in revenues were the result of several factors:

1. As stated previously under the heading “Business,” the Company’s products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. As a result, the Company’s profit margins have been negatively impacted, particularly with regard to branded pharmaceuticals. The Company expects that these forces will continue to negatively impact profit margins, including as a result of:

•	changes in vendor programs affecting alternate source customers (licensed distributors without authorized distributor status with manufacturers);
•	the highly-competitive nature of the pharmaceutical wholesale business;
•	drug manufacturers’ reduction of wholesale buying opportunities; and
•	continuing efforts by drug manufacturers and others to eliminate forward buying by wholesalers.

Buying opportunities occur when manufacturers announce that wholesalers with whom they conduct business may purchase inventory at favorable prices if they are willing to purchase more than their usual inventory of product. Forward buying is a speculative purchasing strategy employed in the industry to purchase inventory in advance of expected price increases.

As a result of these forces, the Company has implemented a business strategy aimed at increasing its margins while reducing costs by focusing on higher-margin products. In general, the Company’s branded products experience smaller margins than its generic, over-the-counter and other products. The Company implemented this strategy by focusing on its core business of servicing independent pharmacies, hospitals and small chain stores, and de-emphasizing sales to warehouse customers, which generate high-volume revenue, but nominal gross profit. The Company’s focus on higher margin-products, and corresponding de-emphasis on lower-margin products, resulted in a decrease of sales of branded pharmaceuticals. Branded drug sales declined by approximately $73 million in fiscal 2004 as compared to fiscal 2003; and declined approximately $57 million in fiscal 2004 as compared to fiscal 2002.

The decline in the sale of branded pharmaceuticals was also caused, in part, by:

•	Changes in vendor programs affecting alternate source customers. Brand name drug manufacturers recently have started to require drug wholesalers to reduce or eliminate forward buying, a strategy pursuant to which wholesalers purchase products in anticipation of expected price increases. Further, brand manufacturers are reducing the number of buy-in programs that they are offering. Buy-in programs are special opportunities provided by manufacturers to purchase greater-than-normal quantities at reduced prices. Both of these trends have resulted in further downward pressure on the Company’s gross margins. Therefore, emphasis on generic sales continues to be part of the Company’s focus to improve gross profit;
•	Loss of business amounting to approximately $36 million due to the complaint filed by QK Healthcare; and
•	Expensive branded drugs going off patent which were replaced by generic equivalent drugs at substantially lower cost.

In 2003, one of the Company’s largest customers, QK Healthcare, ceased doing business with the Company and sued the Company in connection with the sale by the Company of 20 bottles of allegedly counterfeit Lipitor. This law suit has now been settled and the Company expects to resume its business relationship with QK Healthcare. See “Legal Proceedings.”

2. In fiscal 2004, the Company increased sales of generic products to 6% of total sales as compared to 5.05% in the prior year. Sales decreased $1.9 million in fiscal 2004 as compared to fiscal 2003 principally due to the loss of customers due to bankruptcy filings and continued downward sales, and price pressure on generic drugs after their entry into the market of multiple generic drug manufacturers.

3. During fiscal 2004, over-the-counter and other sales amounted to approximately $5.6 million, as compared to approximately $8.6 million for fiscal 2003, and approximately $6.2 million in fiscal 2002. The decline of the revenues recognized from the over-the-counter and other products was caused by the Company’s lesser degree of participation in special buy-in programs offered by manufacturers. Manufacturers have, because of current competitive market conditions, reduced the number of special buy-in opportunities offered to wholesalers. As stated above, buy-in opportunities are opportunities provided from time-to-time by manufacturers to purchase greater than normal volumes of product prior to planned price increases by the manufacturers. Further, when these buy-in opportunities are offered by manufacturers, often times they require a volume of purchasing that exceeds the Company’s needs or abilities to acquire. Management believes this trend in reduced buying opportunities will continue in the near future.

4. In fiscal 2004, the Company generated approximately $723,000 in revenues from the respiratory vial business as a result of the acquisition of Avery Pharmaceuticals in May 2003. The Company subcontracts its productions to a specialty manufacturer. Gross margins expected on the sales of the respiratory vial business are estimated between 10-25%.

Gross Profit

The Company achieved gross profits of $5.6 million, $8.1 million and $7.5 million for the years ended March 31, 2004, 2003, and 2002, respectively, representing a decrease of approximately $2.5 million in fiscal 2004 over fiscal 2003, and an increase of approximately $.6 million in fiscal 2003 over fiscal 2002. The Company’s margin, as a percentage of revenue, decreased in fiscal 2004 to 2.6% as compared to 2.8% for both fiscal 2003 and 2002. The decrease in gross margin percentage in fiscal 2004 over 2003 and 2002, was primarily as a result of a) the overall decline in total revenue; b) the decline in volume of higher profit generic and OTC sales; c) the loss of “buy-in” opportunities and incentives from manufacturers, thus increasing the cost of purchased goods, as a result of the reduced purchasing levels caused by the loss of the QK Healthcare business; and d) the loss of primary customer base, which carries a higher gross profit due to credit issues, including bankruptcy filings. Pursuant to the Company’s focus on higher-margin products, sales of generic products as a percentage or total sales have increased, representing approximately 6.0%, 5.0% and 4.6% of the total sales for the fiscal years 2004, 2003 and 2002, respectively. The gross profit earned on sales to the Company’s core business customers ranges from 1% to 3%, and represented more than 96% of the total gross profit earned by the Company for fiscal 2004, 2003 and 2002.

Brand name drug manufacturers recently have started to require drug wholesalers to reduce or eliminate forward buying, a strategy pursuant to which wholesalers purchase products in anticipation of expected price increases. Further, brand manufacturers are reducing the number of buy-in programs that they are offering. Buy-in programs are special opportunities provided by manufacturers to purchase greater-than-normal quantities at reduced prices. Both of these trends have resulted in further downward pressure on the Company’s gross margins. Therefore, emphasis on generic sales continues to be part of the Company’s focus to improve gross profit.

Operating Expense

The Company incurred operating expenses of approximately $10.2 million, $20.6 million and $5.6 million for the fiscal years 2004, 2003 and 2002, respectively. The following schedule details the major components of operating expenses:

	For the Fiscal Year Ended March 31, 2004	As a % of Sales	For the Fiscal Year Ended March 31, 2003	As a % of Sales	For the Fiscal Year Ended March 31, 2002	As a % of Sales
Operating expenses:
Administrative, sales, marketing and other direct operating expenses	$7,821,875	3.7%	$6,647,549	2.3%	$5,352,876	2.0%
Amortization and depreciation expense	210,605	0.1%	324,577	0.1%	260,333	0.1%
Bad debt expense	2,186,220	1.0%	1,114,539	0.4%	35,757	0.0%
Goodwill impairment loss and intangible asset charge	-	0.0%	12,468,212	4.3%	-	0.0%

Total operating expenses	$10,218,700	4.8%	$20,554,877	7.0%	$5,648,966	2.1%

Administrative, sales, marketing and other direct operating expenses, amortization and depreciation and bad debt were approximately 4.8%, 2.8% and 2.1% of gross revenues for the fiscal years 2004, 2003 and 2002, respectively. The increases of approximately 2.0% in fiscal 2004 over 2003 and .7% in fiscal 2003 over 2002 in the administrative, sales, marketing and other direct operating expenses, were due primarily to the decline in gross revenues in 2004 and increased operating costs associated with the acquisition of Avery in May 2003, and an increase in bad debt expense of approximately $1.0 million as compared to fiscal 2003. No impairment of the goodwill asset was warranted in fiscal 2004 as compared to a goodwill impairment loss and intangible asset charge of approximately $12.5 million in fiscal 2003.

At March 31, 2004, the Company increased to approximately $3.5 million its reserve to the allowance for doubtful accounts receivable and notes receivable, primarily as a result of its continuing evaluation of the collectibility of its accounts receivable. Recently, as a result of market conditions, the Company has witnessed an increase in the filing of bankruptcy by its customers. In deciding how to account for these filings, the Company, which is an unsecured creditor in the bankruptcy proceedings, monitors the proceedings and evaluates the collectibility of the accounts in light of the bankruptcy through information and advice it receives from counsel and the bankruptcy trustee. As a result of its continuing experience in this area, in the fourth quarter, the Company increased its allowance to approximately 100% of the total amount of the accounts in bankruptcy. Of the approximately $2.2 million reserve to the allowance for doubtful accounts recorded in the fourth quarter, the accounts which were in bankruptcy accounted for over $1.5 million and an additional reserve for other accounts that the Company established accounted for approximately $400,000. The additional reserve was established as a result of the Company’s continuing experience with the management of its accounts receivable, including its experience with accounts in bankruptcy and the Company’s annualized history of losses, which approximates 3% of total accounts receivable. See, “Management’s Discussion and Analysis—Critical Accounting Policies—Allowance for Doubtful Accounts.” In addition, the Company charged to operating expense the amount of $218,000 representing the settlement with QK Healthcare, Inc. (See Note 10 to the Consolidated Financial Statements—Commitments and Contingencies.)

The Company acquired the business of Avery in May 2003. Based upon initial projections management received from Avery personnel, it was anticipated that the Avery operations would impact the Company positively, primarily as a result of the Company’s acquisition of a patent on the manufacture of respiratory products. In fiscal 2004, the Avery operations incurred administrative, sales, marketing and other direct operating expenses of approximately $.4 million, and a net loss for the same period of approximately $.3 million, resulting from merger and reorganization costs, personnel changes, and other costs of operations. Due to the delay in testing the patent pending process, the revenue cycle was comprised of the sale of purchased vials from the open market during fiscal 2004. The projections had anticipated production of the vials by the third quarter of fiscal 2004.

Other Income and Expense

The Company realized approximately $.5 million, $.05 million and $.09 million in other income for fiscal 2004, 2003 and 2002, respectively. In April 2003, the Company recorded approximately $73,000 in costs associated with the termination of the Standard credit facility, which were charged as other expense. In April 2003, W. A. Butler and Company (“Butler”), a 30% shareholder of VetMall, executed an agreement with the Company and VetMall. The terms of the agreement provided for the transfer of Butler’s 30% ownership of VetMall stock and the forgiveness of $.5 million of long-term liabilities, which is included in other income in fiscal 2004. The agreement released Butler from operational expenses of VetMall incurred by the Company in exchange for the elimination of the long-term liability of VetMall to Butler. In fiscal 2003 and 2002, the major component of other income was finance charges to customers’ accounts.

In fiscal 2004, the Company recorded $1,625 in income from minority interests. The joint venture with MorepenMax began initial operations in the third quarter of fiscal 2004, and currently has nominal sales. The income recorded represents 49% of the joint venture’s net income.

Interest Expense

The following schedule reflects the components of interest expense for the past three fiscal years:

	For the Fiscal Year Ended March 31, 2004	For the Fiscal Year Ended March 31, 2003	For the Fiscal Year Ended March 31, 2002
Interest expense for financing activities	$1,340,299	$969,053	$1,002,274
Amortization of financing costs	237,549	199,888	119,957

Total interest expense	$1,577,848	$1,168,941	$1,122,231

Interest expense was approximately $1.6 million, $1.2 million and $1.1 million, for fiscal 2004, 2003 and 2002, respectively. Included in interest expense is the amortization of loan financing costs, which were approximately $.2 million, $.2 million and $.1 million for fiscal 2004, 2003 and 2002, respectively.

In April 2003, the Company recorded unamortized deferred financing costs of $78,913, and a charge to interest expense of an early termination fee of $351,000, and a fee for the waiver of the 90-day notice of termination of $30,000, related to the Standard line of credit. Included in the deferred financing costs in fiscal 2003, is $78,913 of additional unamortized financing costs because of the early termination of the Standard line of credit in April 2003 with the Congress credit facility. Amortization of loan costs in fiscal 2002 relate to the loan costs associated with the Standard credit facility. The Company does not anticipate charges to interest expense to increase materially in fiscal 2005 as compared to fiscal 2004.

Income Taxes

The Company had an estimated gross deferred income tax asset and valuation allowance of approximately $1.5 million as of the fiscal year ended March 31, 2001, which primarily represented the potential future tax benefit associated with its operating losses through the fiscal year ended March 31, 2001. Management evaluated the scheduled reversal of deferred income tax liability, the Company’s profitability for the year ended March 31, 2002, reviewed the Company’s business model, and future earnings projections, and based on such evaluation believed the evidence indicated that the Company would be able to generate sufficient taxable income to utilize the deferred income tax asset; therefore, the Company recognized the full $1.5 million deferred income tax asset, offset by deferred income tax expense of $.4 million, for a net deferred income tax benefit of $1.1 million for the year ended March 31, 2002. During the fiscal year ended March 31, 2003, the Company recorded income tax benefit of $313,882. At March 31, 2003, management believed that it was more likely than not that the Company would be able to generate sufficient taxable income to utilize the deferred income tax asset. At March 31, 2003, management recorded a valuation allowance of $580,100 for a portion of the deferred tax assets that it concluded that their realization is not more likely than not. Based upon current results and management’s analysis and discussion at

March 31, 2004, the Company reserved the entire deferred income tax asset at March 31, 2004, as it appears to be more likely than not that the Company will not be able to utilize the deferred income tax asset of approximately $1.4 million. Therefore, the Company recorded the $1.4 million as a charge to income tax expense in the fourth quarter of fiscal 2004. The Company’s total valuation allowance at March 31, 2004 is approximately $4.5 million.

Net Income (Loss) Per Share

Earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net loss per share for fiscal 2004 was $0.98 for the basic and diluted share, compared to a net loss per basic and diluted share for fiscal 2003 of $1.85, and a net income of $.29 per basic share and $.28 per diluted share for fiscal 2002. The Company recorded the reserve for the deferred income tax asset of approximately $1.4 million at March 31, 2004 as a charge to income tax expense, which increased the loss per share by $.20. The Company recorded a goodwill and intangible asset impairment loss in its second quarter of the fiscal year ended March 31, 2003 of approximately $12.5 million, which increased the net loss per basic and diluted share by $1.75. The Company recorded for the fiscal year ended March 31, 2003 an income tax benefit of approximately $.3 million, which decreased the loss per basic and diluted share by $.04. During the year ended March 31, 2002, the Company reduced its entire valuation allowance, and booked approximately $1.1 million of deferred income tax benefit, net of the current year deferred income tax expense of approximately $.4 million, which provided the Company with additional net income of $.16 per basic and $.15 per diluted share. Over the past decade, participants in the wholesale pharmaceutical distribution industry have experienced declining gross and operating margin percentages. In addition, brand name drug manufacturers recently have started to require drug wholesalers to reduce or eliminate forward buying, a strategy pursuant to which wholesalers purchase products in anticipation of expected price increases. Further, brand manufacturers are reducing the number of buy-in programs that they are offering. Buy-in programs are special opportunities provided by manufacturers to purchase greater-than-normal quantities at reduced prices. Both of these trends may result in further downward pressure on the Company’s gross margins.

As a result of these pressures, although the Company continues to distribute brand products as requested by its customers, beginning in fiscal 2003 it began to focus its efforts on higher-margin products, including generic and over-the-counter products. As part of this strategy, from time-to-time, the Company seeks to acquire additional complementary higher-margin product lines, as it did through its acquisition of Avery.

In addition, the Company anticipated profitable results from its subsidiaries Valley South since its acquisition in October 2002, and Avery since its acquisition in May 2003; however neither operating unit has been profitable since their respective acquisitions. In the first quarter 2005, the Company began utilizing the patent pending vial machine developed for the use in the respiratory area by Avery. Management has combined the operations of Valley South and Avery for fiscal 2005 which will consolidate and eliminate overhead expenses, and believes the business model currently being developed for the combined operations will improve the profitability of the combined business unit in future fiscal periods for the Company. In fiscal 2004, the Company generated approximately $723,000 in revenues from the respiratory vial business as a result of the acquisition of Avery Pharmaceuticals in May 2003. The Company subcontracts its productions to a specialty manufacturer. Gross margins expected on the sales of the respiratory vial business are estimated between 10-25%.

The Company had issued and outstanding 2,220,479 options to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the fiscal year ended March 31, 2004. These anti-dilutive shares could potentially dilute the basic EPS in the future.

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income (loss) per share is presented below:

	For the Year Ended March 31, 2004	For the Year Ended March 31, 2003	For the Year Ended March 31, 2002
Weighted average shares - basic	7,207,659	7,119,172	7,034,969
Additional shares assuming effect of dilutive stock options	-	-	199,055

Weighted average shares - diluted	7,207,659	7,119,172	7,234,024

Inflation and Seasonality

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended March 31, 2004, 2003, and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Position, Liquidity and Capital Resources

The Company has a working capital deficit and cash and cash equivalents of approximately ($1.2) million and $2.8 million, respectively, at March 31, 2004. In April 2003, the Company obtained a $40 million revolving line of credit and a $400,000 term note from Congress to satisfy the outstanding line of credit and term loan with Standard, and to provide working capital for possible future acquisitions. The Congress credit facility is collateralized by all assets of the Company. The revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory and is available until April 2006. At March 31, 2004, availability on the Congress credit facility was approximately $1.2 million. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The term note and revolving line of credit are payable over a 36-month period. The Congress credit facility imposes certain restrictive covenants on tangible net worth and EBIDTA. On March 31, 2004, the Company and Congress executed a Second Amendment to the Loan and Security Agreement revising the EBITDA covenant beginning March 31, 2004 and forward. At March 31, 2004, the Company was not in compliance with the tangible net worth and EBITDA covenants; therefore, Congress issued a waiver for the tangible net worth and EBITDA covenants at March 31, 2004. The Third Amendment to the Loan and Security Agreement dated June 30, 2004 amended the financial covenants going forward. The Company believes it will be able to meet its financial covenants throughout fiscal 2005.

The Company’s principal commitments at March 31, 2004 were leases on computer and office equipment and on its office and warehouse space, and seven employment agreements. There were no material commitments for capital expenditures at that date. The following are contractual obligations of the Company at March 31, 2004:

Contractual Obligations	Total	Less Than 1 year	1 - 3 Years	3 - 5 Years	More
Operating leases	$4,861,031	$3,661	$1,599,693	$1,472,677	$1,785,000
Credit line payable	17,251,194	17,251,194	-	-	-
Term note payable	277,778	277,778	-	-	-
Capital leases	15,229	-	15,229	-	-
Employment agreements	2,031,666	67,708	1,963,958	-	-
Purchase agreements from vendors	$20,050,000	$20,050,000	-	-	-

Total contractual obligations	$44,486,898	$37,650,341	$3,578,880	$1,472,677	$1,785,000

On March 19, 2004, the Company entered into an Agreement and Plan of Merger with Familymeds Group, Inc., a Connecticut Company (“FMG”), pursuant to which FMG would be merged with and into the Company, with the Company being the surviving company. See “Recent Developments.” If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of the issued and outstanding shares of the Company immediately after the merger. In addition, at the closing of the merger the Company will issue warrants to the FMG stockholders, the FMG warrant holders and the FMG note holders entitling them to purchase certain additional shares of the Company common stock. While the merger agreement does not require the payment of any cash consideration at closing, the Company will incur certain expenses in connection with the closing of the merger, including legal, accounting, investment banking, filing, printing and mailing fees. Further, if any shareholders of either DrugMax or FMG dissent from the merger, the Company will be required to pay such shareholders the fair value of their shares in cash. The merger agreement limits the number of shares of the Company that may dissent to 200,000 and the number of shares of FMG that may dissent to $1,000,000 worth of FMG stock. Neither FMG nor the Company are required to consummate the merger if shareholders holding shares in excess of these limits notify the Company and FMG of their intent to dissent.

Further, as set forth under the heading, “Risk Factors,” if the merger is consummated, the combined company will inherit the debt and obligations of FMG. FMG has incurred significant losses and negative cash flow in the past. Further, unless restructured in connection with the merger, FMG’s senior collateralized revolving credit facility with General Electric Capital Corporation (“General Electric”), and its debt under that facility will mature on August 31, 2004. As of May 22, 2004, the amount outstanding under the General Electric facility was approximately $27.7 million. These facts raise doubt about FMG’s ability to continue as a going concern. FMG’s auditor has issued a going concern opinion, in part as a result of its credit facility having a maturity date of less than one year. While management believes that the merger offers the combined company a greater opportunity than either company individually would have to improve its financial position, for the reasons discussed under the heading “Risk Factors,” there can be no assurance that management will be able to integrate the two companies or that the anticipated benefits of the merger will be realized. If the Company and FMG fail to integrate the companies, achieve its business plan, realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, its working capital and financial condition will be materially negatively impacted. “See Risk Factors.”

To complete the merger, the merger agreement requires that the Company obtain a new credit facility for at least $60 million. The Company has received proposals for a $65 million facility. While the Company has obtained these proposals, there can be no assurance that the loan, or any other acceptable credit facility, will be available to the Company prior to the closing of the merger.

Further, while management presently believes that the new credit facility proposed by Congress will be sufficient to allow the surviving company to integrate the businesses of FMG and the Company and to fund its business plan for the next 12 months, it may be insufficient to fund the Company’s credit needs. If the Company fails to realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, the Company may need to seek alternate or additional financing. See, “Risk Factors.”

Net cash used in operating activities was approximately $2.2 million for fiscal 2004, compared to net cash provided by operating activities of approximately $3.8 million for fiscal 2003, and net cash used in operating activities of approximately $5.9 million for fiscal 2002. Cash used in operating activities for fiscal 2004 is primarily due to increases in accounts receivable of approximately $2.0 million due to economic conditions in the industry and the increase in bankruptcy filings during the quarter, and certain customer collectibility issues, and increases in prepaid expense and other current assets of $0.7 million, and deposits of $65,000. In addition, in fiscal 2004, the Company recognized decreases in inventory of approximately $3.2 million, resulting from managements control over purchase levels due to decreased sales volume, and approximately $1.6 in other notes receivable, accrued expenses and other current liabilities in addition to a decrease in accounts payable of approximately $1.0 million.

Net cash used in investing activities for fiscal 2004 was approximately $537,000, resulting from the purchases of property and equipment, and the cost of filing the patent acquired from Avery for approximately $34,000.

Net cash provided by financing activities was approximately $5.4 million for fiscal 2004, resulting from the net increase in the Company’s revolving line of credit with Congress of approximately $1.4 million, the decrease in the restricted cash account with Mellon of $2.0 million, and proceeds from the private placement of common stock of the Company in the amount of approximately $2.7 million, offset by an increase in the deferred financing costs of approximately $.4 million and payments of long-term debt and capital leases of approximately $.2 million. On April 15, 2003, the Company obtained from Congress a $40 million revolving line of credit and a $400,000 term loan. The Congress credit facility along with the Mellon restricted cash account of $2 million were used to satisfy the outstanding line of credit and term loan with Standard. The Congress revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The Congress credit facility is collateralized by all of the Company’s assets. The line of credit is for a term of 36 months, and the term note is payable over the same 36-month period. The Congress credit facility imposes certain restrictive covenants on Tangible Net Worth and EBITDA. At March 31, 2004, the Company was not in compliance with the tangible net worth and EBITDA covenants. Congress issued a waiver of the covenants at March 31, 2004. Congress and the Company executed a Second Amendment to the Loan and Security Agreement to amend the tangible net worth and EBITDA covenants at March 31, 2004. The Third Amendment to the Loan and Securities Agreement dated June 30, 2004 amends the financial covenants going forward. The Company believes it will be able to meet the financial covenants throughout fiscal 2005. All costs associated with the Congress credit facility will be amortized as interest expense over the term of the loan. On March 18, 2004, the Company sold 1,000,000 shares of its common stock in a private placement to accredited investors for $3.21 million. The expenses related to this offering approximated $500,000. Maxim Group LLC, a New York-based investment firm, acted as the placement agent for the Company in the private placement. Net proceeds will be used for working capital and general corporate purposes. The private placement was made under an exemption from the registration requirements of the Securities Act of 1933, as amended, and the investors purchasing shares in the private placement may not offer or sell the securities sold in the offering in the absence of an effective registration statement or exemption from registration requirements. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission, which as of July 13, 2004 had not yet been declared effective by the Securities and Exchange Commission, to register the resale of the shares sold in the private placement, as is required by the subscription agreements between the investors and the Company.

In the event the merger with FMG is not consummated, management believes the Company has sufficient capital resources from its current credit facility with Congress, which expires in April 2006, and capital injected into the Company during the fourth quarter 2004 to fund the Company’s operations for the next twelve months in spite of the negative $1.2 million working capital position reported at March 31, 2004. Management’s long-range viewpoint believes that the growth and capital needs of the Company will be met through primarily achieving positive results from its business model, utilization of available debt financing from its Congress bank facility and continually looking to the equity markets for new capital.

Item  7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At March 31, 2004, the Company’s outstanding debt with Congress was approximately $16.9 million on the line of credit and $.3 million on the term loan. The interest rates charged on the line of credit and term loan currently bear interest at the rate of 0.5% per annum in excess of the Prime Rate. The Company is at risk of increased interest rates, due to fluctuations in the Prime Rate, contingent upon economic conditions. At March 31, 2004, the interest rate charged on the line of credit and term loan was 4.5%. The company manages its risk by choosing the most advantageous interest option offered by its lender. See “Managements Discussion and Analysis of Financial

Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

DrugMax, Inc

Clearwater, FL

We have audited the accompanying consolidated balance sheets of DrugMax, Inc as of March 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DrugMax, Inc at March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with United States generally accepted accounting principles.

/s/ BDO Seidman, LLP

Miami, FL

June 18, 2004, except for Note 9,

which is as of June 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DrugMax, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of DrugMax, Inc. and subsidiaries (the “Company”) for the year ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of DrugMax, Inc. and subsidiaries for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

June 27, 2002

DRUGMAX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,787,793	$161,489
Restricted cash	-	2,000,000
Accounts receivable, net	11,696,387	11,339,842
Inventory	16,370,969	19,458,940
Due from affiliates	-	10,470
Net deferred income tax asset - current	-	668,294
Prepaid expenses and other current assets	1,608,531	1,079,740

Total current assets	32,463,680	34,718,775
Property and equipment, net	1,409,602	767,550
Goodwill	13,105,000	13,105,000
Stockholder notes receivable	21,277	100,000
Notes receivable, net	40,843	625,329
Net deferred income tax asset - long term	-	749,336
Intangible assets, net	658,845	78,912
Other assets	50,625	95,660
Deposits	108,215	33,561

Total assets	$47,858,087	$50,274,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,339,752	$14,619,341
Accrued expenses and other current liabilities	1,853,823	415,065
Credit lines payable	17,251,194	15,943,619
Current portion of long-term debt and capital leases	192,222	470,176
Due to affiliates	-	4,377

Total current liabilities	33,636,991	31,452,578
Long-term debt and capital leases	157,950	35,847
Other long-term liabilities	-	501,561

Total liabilities	33,794,941	31,989,986

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; no preferred shares issued or outstanding	-	-
Common stock, $0.01 par value; 24,000,000 shares authorized; 8,189,986 and 7,119,172 shares issued and outstanding.	8,189	7,120
Additional paid-in capital	43,784,716	40,967,355
Accumulated deficit	(29,729,759)	(22,690,338)

Total stockholders’ equity	14,063,146	18,284,137

Total liabilities and stockholders’ equity	$47,858,087	$50,274,123

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years Ended March 31,

	2004	2003	2002
Revenues	$213,789,279	$291,751,771	$271,287,988
Cost of goods sold	208,160,636	283,647,064	263,775,382

Gross profit	5,628,643	8,104,707	7,512,606

Selling, general and administrative expenses	10,008,095	7,762,088	5,388,633
Amortization expense	-	18,000	15,053
Depreciation expense	210,605	306,577	245,280
Goodwill and asset impairment loss	-	12,209,298	-
Intangible impairment loss	-	258,914	-

Total operating expenses	10,218,700	20,554,877	5,648,966

Operating (loss) income	(4,590,057)	(12,450,170)	1,863,640

Other (income) expense:
Interest income	(36,489)	(94,685)	(63,553)
Other income and expenses, net	(508,000)	(48,086)	(98,612)
Interest expense	1,340,299	969,053	1,002,274
Interest expense - loan costs	237,549	199,888	119,957

Total other expense	(1,033,359)	(1,026,170)	(960,066)

(Loss) income before tax expense (benefit) and equity earnings from unconsolidated subsidiary	5,623,416	13,476,340	(903,574)
Equity earnings from unconsolidated subsidiary	(1,625)	-	-
Income tax expense (benefit)	1,417,630	(313,882)	(1,103,548)

Net (loss) income	$(7,039,421)	$(13,162,458)	$2,007,122

(Loss) income per common share:
Basic	$(0.98)	$(1.85)	$0.29
Diluted	$(0.98)	$(1.85)	$0.28

Weighted average shares outstanding:
Basic	7,207,659	7,119,172	7,034,969
Diluted	7,207,659	7,119,172	7,234,024

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Fiscal Years ended March 31, 2004, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at March 31, 2001	$6,470	$38,106,755	$(11,535,002)	$26,578,223
Issuance of 500,000 shares to Dynamic Health Products, Inc.	500	1,968,250	-	1,968,750
Issuance of 125,418 shares for acquisition of Penner & Welsch, Inc.	125	749,875	-	750,000
Issuance of 25,000 shares for non-compete agreement	25	142,475	-	142,500
Net income	-	-	2,007,122	2,007,122

Balance at March 31, 2002	7,120	40,967,355	(9,527,880)	31,446,595
Net loss	-	-	(13,162,458)	(13,162,458)

Balance at March 31, 2003	7,120	40,967,355	(22,690,338)	18,284,137
Issuance of 57,143 shares for personal guarantee	57	91,372	-	91,429
Stock options exercised in accordance with the 1999 Stock Option Plan	12	15,998	-	16,010
Private Placement	1,000	2,709,991	-	2,710,991
Net loss	-	-	(7,039,421)	(7,039,421)

Balance at March 31, 2004	$8,189	$43,784,716	$(29,729,759)	$14,063,146

See accompanying notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended March 31,

	2004	2003	2002
OPERATING ACTIVITIES
Net (loss) income	$(7,039,421)	$(13,162,458)	$2,007,122
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of financing costs charged to interest expense	237,549	199,888	119,957
Depreciation and amortization	210,605	324,577	260,333
Goodwill impairment loss and intangible assets charge	-	12,468,212	-
Provision for loss on accounts receivable	2,186,220	1,114,539	35,757
Reversal of forgiven accounts payable items	(543,415)	(83,458)	-
Loss on disposal of property and equipment	2,227	921	5,303
Change in net deferred income tax asset	1,417,630	(313,882)	(1,103,548)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,993,132)	1,346,118	(385,375)
Merchandise inventory	3,271,785	1,223,499	(9,270,331)
Due from affiliated companies	10,470	13,028	2,363
Prepaid expense and other current assets	(738,273)	(397,392)	(29,175)
Other assets	168,791	55,566	105,662
Notes receivable	172,543	125,144	-
Deposits	(65,324)	11,182	(31,072)
Accounts payable	(887,735)	858,033	2,396,293
Accrued expenses and other current liabilities	1,423,627	(6,253)	(3,074)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,165,853)	3,777,264	(5,889,785)

INVESTING ACTIVITIES
Purchases of property and equipment	(537,266)	(56,483)	(68,250)
Proceeds from sale of property and equipment	-	2,756	2,660
Investment in MorepenMax, Inc.	-	-	(49,000)
Cash paid for acquisitions, net	(34,071)	-	(488,619)

NET CASH USED IN INVESTING ACTIVITIES	(571,337)	(53,727)	(603,209)

FINANCING ACTIVITIES
Decrease in restricted cash	2,000,000	-	-
Increase in cash due to reclassification of investment account	1,933	-	-
Net change under revolving line of credit agreement	1,307,575	(2,985,956)	6,985,078
Increase in deferred financing costs	(445,172)	(63,321)	(50,500)
Payments of long-term debt and capital leases	(223,466)	(680,144)	(663,878)
Payments to affiliated companies, net	(4,377)	-	(46,720)
Proceeds from issuance of common stock	2,727,001	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,363,494	(3,729,421)	6,223,980

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,626,304	(5,884)	(269,014)

Cash and Cash equivalents at beginning of year	161,489	167,373	436,387

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,787,793	$161,489	$167,373

			(continued )

DRUGMAX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended March 31,

	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS ACTIVITIES:
Cash paid for interest	$1,235,284	$987,406	$996,276

Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
In July 2001, the Company released from escrow 500,000 shares of common stock (fair value of $1,968,750) due to Dynamic Health Products, Inc., earned through the contingent consideration clauses in conjunction with the acquisition of Becan Distributors, Inc.			$1,968,750

In October 2001, the Company purchased substantially all the assets of Penner & Welsch, Inc. for $488,619 cash, 125,418 shares of common stock of the Company (fair value of $750,000), and $1,604,793 in forgiveness of debt owed to the Company. The Company also issued 25,000 shares of its common stock (fair value of $142,500) in conjunction with a non-compete agreement.

In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired			$3,090,058
Cash and stock issued for acquisition			(1,381,119)
Forgiveness of debt owed to the Company			(1,604,793)

Liabilities assumed			$104,146

Conversion of accounts receivable to notes receivable			$740,281

In August 2002, the Company entered into a capital lease agreement		$31,602

In April 2003, pursuant to the agreement with W.A. Butler & Company, the Company recorded the reversal of a long-term debt to W.A. Butler & Co.	$501,561

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

DRUGMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

NOTE 1 - BUSINESS

The Company is a full-line, wholesale distributor of pharmaceuticals, over-the-counter products, health and beauty care products, nutritional supplements and other related products. The Company is headquartered in Clearwater, Florida and maintains distribution centers in Pennsylvania and Louisiana. The Company distributes its products primarily to independent pharmacies in the continental United States, and secondarily to small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company maintains an inventory from leading manufacturers and holds licenses to ship to all 50 states and Puerto Rico.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DrugMax, Inc. (formerly known as DrugMax.com, Inc.) and its wholly-owned subsidiaries, Discount Rx, Inc., a Louisiana corporation (“Discount”), Valley Drug Company (“Valley”) and its wholly-owned subsidiary Valley Drug Company South (“Valley South”), Desktop Media Group, Inc. (“Desktop”) and its wholly-owned subsidiary VetMall, Inc. (“VetMall”), and Discount Rx, Inc., a Nevada corporation (“Discount Nevada”), doing business as Avery Pharmaceuticals (“Avery”), (collectively referred to as the “Company” or “DrugMax”). All significant intercompany accounts and transactions have been eliminated.

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

Restricted Cash

Restricted cash includes amounts restricted as collateral for the credit facility with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon Bank N.A. (“Mellon”). The credit facility with Standard was paid in full in April 2003 with the new credit facility with Congress Financial Corporation (“Congress”). The restricted cash was used with the Congress credit facility to satisfy the debt to Standard.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent pharmacies from traditional distribution channels and to companies and pharmacies through e-commerce business. The Company performs continuing credit evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit or personal guarantees may be required from its customers under certain circumstances. Receivables are stated net of allowances for doubtful accounts of approximately $2.6 million and $1.3 million at March 31, 2004 and 2003, respectively. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of March 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

Investments

On August 31, 2001, the Company reached an initial agreement with India-based Morepen Laboratories Ltd. (“Morepen”), to form a joint venture company, and on September 10, 2001, MorepenMax, Inc, (“MorepenMax”), a Florida corporation, was formed. Morepen is the 51% majority shareholder of MorepenMax. On March 22, 2002, the Company funded its investment of $49,000 in MorepenMax, representing its 49% interest. MorepenMax plans to utilize the Morepen facilities to develop low-cost generic pharmaceuticals in the United States. The Company is the exclusive distributor throughout the United States of the products developed by MorepenMax. In June 2003, MorepenMax introduced its first generic product for distribution through the Company. This investment is accounted for under the equity method and is included in other assets. To date the activity of the joint venture has not been material.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out basis of accounting. Inventories at March 31, 2004, and 2003 consist of brand and generic drugs, nutritional supplements, health and beauty aids and over the counter products, which when purchased by the Company as finished goods, are pre-packaged and ready for resale to the Company’s customers. The inventories of the Company’s three distribution centers are constantly monitored for out of date or damaged products, which if exist, are reclassed and physically relocated out of saleable inventory to a holding area, referred to as the “morgue” inventory, for return to and credit from the manufacturer. However, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of March 31, 2004, 2003, and 2002, no inventory valuation allowances were necessary.

Property and Equipment

Property and equipment is stated at depreciated cost. A provision for depreciation is computed using the straight-line method over the estimated useful lives, which are as follows:

Fixed Asset Category	Use Life for Depreciation
Furniture and fixtures	7 - 15 years
Computer equipment	5 years
Computer software	3 - 10 years
Leasehold improvements	3 - 15 years
Office equipment	5 years
Warehouse machinery and equipment	7 years
Vehicles	5 years

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

Deferred Financing Costs

In March 2000, the Company recorded deferred financing costs of $1,625,000 for a warrant issued to a director and non-employee consultant as a result of the director’s acting as a guarantor of the Merrill Lynch line of credit. The Merrill Lynch line of credit was paid in full on October 24, 2000, with proceeds from the Mellon credit facility; therefore, the unamortized balance of deferred financing costs of $572,244 was written off in October 2000. In conjunction with the closing of the Mellon credit facility in October 2000, and the loan modification agreement executed October 2001 with Standard (see Note 9), and subsequent amendments to the loan agreement, the Company capitalized approximately $454,000 in financing costs incurred in obtaining the loans. Amortization of deferred financing costs was $237,549, $199,888, and $119,957 for the years ended March 31, 2004, 2003 and 2002, respectively. The increase in 2004 over 2003 and 2002 was due to the acceleration of the amortization expense in March 31, 2003 and April 2003 due to the April 2003 refinancing of the Standard credit facility, and the amortization of the new deferred financing costs as a result of the Congress credit facility. Deferred financing costs are being amortized over the life of the term loan, under the effective interest rate method. Accumulated amortization of deferred financing costs was $158,639, and $374,836 at March 31, 2004 and 2003, respectively.

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

Earnings (loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net loss per share for fiscal 2004 was $0.98 for the basic and diluted share, compared to a net loss per basic and diluted share for fiscal 2003 of $1.85, and a net income of $.29 per basic share and $.28 per diluted share for fiscal 2002. The Company recorded the reserve for the deferred income tax asset of approximately $1.4 million at March 31, 2004 as a charge to income tax expense, which increased the loss per share by $.20. The Company recorded a goodwill and intangible asset impairment loss in its second quarter of the fiscal year ended March 31, 2003 of approximately $12.5 million, which increased the net loss per basic and diluted share by $1.75. The Company recorded for the fiscal year ended March 31, 2003 an income tax benefit of approximately $.3 million, which decreased the loss per basic and diluted share by $.04. During the year ended March 31, 2002, the Company reduced its entire valuation allowance, and booked approximately $1.1 million of deferred income tax benefit, net of the current year deferred income tax expense of approximately $.4 million, which provided the Company with additional net income of $.16 per basic and $.15 per diluted share.

The Company had issued and outstanding 2,220,479 options to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the fiscal year ended March 31, 2004. At March 31, 2003, and 2002, the Company had 1,656,634, and 705,500 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the years ended March 31, 2003, and 2002. These anti-dilutive shares could potentially dilute the basic EPS in the future.

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

	For the Fiscal Year Ended March 31,
	2004	2003	2002
Net (loss) income as reported	$(7,039,421)	$(13,162,458)	$2,007,122

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,426,621	661,958	2,580,619

Pro forma net (loss)	(8,466,042)	(13,824,416)	(573,497)

(Loss) income per common share as reported:
Basic	$(0.98)	$(1.85)	$0.29
Diluted	(0.98)	(1.85)	0.28
(Loss) income per common share - pro forma:
Basic	(1.17)	(1.94)	(0.08)
Diluted	(1.17)	(1.94)	(0.08)

For purposes of the above disclosure, the determination of the fair value of stock options granted in fiscal years 2004, 2003 and 2002 was based on the following: (i) a risk free interest rate of 4.01%, 6.00%, and 3.94% to 5.31% respectively; (ii) expected option lives of 5 - 10 years in 2004, 2003 and 2002; and (iii) expected volatility in the market price of the Company’s common stock of 156%, 117%, and 67%, respectively.

The weighted average fair value of options granted to employees were $1.59, $1.29 and $2.77 per share for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

The Company did not issue any stock under the 2003 Restricted Stock Plan in fiscal 2004.

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

Advertising and Promotion Costs

Advertising costs are charged to expense as incurred. Advertising expense totaled approximately $64,000, $35,000, and $59,000 for fiscal years ended March 31, 2004, 2003, and 2002, respectively.

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

The Company accepts return of product from its customers for product which is saleable, in unopened containers and carries a current date. Revenue is recorded net of sales returns and allowances. Generally, product returns are received via the Company’s own delivery vehicles, thereby eliminating a direct shipping cost from being incurred by the customer or the Company. Depending on the length of time the customer has held the product, the Company may charge a handling and restocking fee. The percentage of product returns to the Company is less than 1% of gross revenues for each of the fiscal years ended March 31, 2004, 2003 and 2002. The Company has no sales incentive or rebate programs with its customers. The Company does not bill companies for shipping costs. Such costs are included in cost of goods sold.

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to 2004 presentation.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax benefit. As a result of SFAS No. 145, the criteria in APB No. 30 will be used to classify those gains and losses. The provisions of SFAS No. 145 related to of the rescission of FASB No. 13 shall be applied in fiscal years beginning after May 15, 2002. Early application of the provisions of SFAS No. 145 related to the rescission of FSAB No. 13 is encouraged. The components of SFAS No. 145 adopted in fiscal 2003, resulted in the Company recording forgiveness of debt to other income in the fiscal year ended March 31, 2004.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs is recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company adopted the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002. As of March 31, 2004, the Company had not undertaken any such restructuring activities.

In November 2002, the FASB issued FASB Interpretation Number (“FIN”) 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will apply the provisions of FIN 45 to any guarantees issued after December 31, 2002. As of March 31, 2004, the Company did not have any guarantees outstanding.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except, mandatorily redeemable non-controlling (minority) interests which, on October 29, 2003, the FASB decided to defer indefinitely. As of March 3, 2004, the adoption of SFAS No. 150 has had no impact on the Company.

In January 2004, the FASB issued a Financial Staff Position (“FSP”) pertaining to SFAS No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP SFAS No. 106-1”). FSP SFAS No. 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on accounting for the federal subsidy is issued or until certain other events occur. Accordingly, the consolidated financial statements of the Company do not reflect the effect of the Act, if any. Currently, the Company does not sponsor a postretirement health care plan that provides a prescription drug benefit.

NOTE 3 - ACQUISITIONS

Valley Drug Company

On April 18, 2000, Valley loaned the Sellers $170,000, of which $21,277 was outstanding at March 31, 2004 and $100,000 was outstanding at March 31, 2003, to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley to the Company. These interest-free notes receivable are to be repaid upon the Sellers’ sale of Company common stock, which is restricted stock subject to a holding period that ended on April 19, 2001.

Penner and Welsch, Inc.

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

The acquisition of Penner was accounted for by the purchase method of accounting. The results of the operations of Penner are included in the consolidated financial statements from its purchase date. The Company acquired the following assets and liabilities in the business combination:

For the Year Ended March 31, 2002
Accounts receivable	$1,180,756
Inventory	717,954
Property and equipment	670,000
Other assets	94,391
Intangible assets	291,914
Goodwill	135,043
Assumption of liabilities	(104,146)

Net value of purchased assets	2,985,912
Forgiveness of trade payables and management fees	(1,604,793)
Value of common stock issued	(892,500)

Cash paid for acquisition	$488,619

The unaudited pro forma effect of the acquisition of Penner on the Company’s revenues, net loss and net loss per basic and diluted share, had the acquisition occurred on April 1, 2001 is as follows:

For the Year Ended March 31, 2002
Revenues	$273,944,559
Net loss	$(22,483)
Basic and diluted net loss per share	$(0.00)

The proforma information for the fiscal year ended March 31, 2002 has been presented after the elimination of revenues and net income derived from the sales to Penner by Discount prior to the acquisition. In addition, the proforma information for the fiscal year ended March 31, 2002 has been presented after the elimination of non-recurring charges from the Penner operations as follows:

For the Year Ended March 31, 2002
Management fees	$547,220
Trustee fees	25,000
Legal fees	160,577

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

Pursuant to the Avery Agreement, the Company acquired accounts receivable, inventory, equipment, furniture, the trade name and a patent pending for the process of the manufacture of vials for the respiratory therapy industry, totaling approximately $789,000. The liabilities assumed, which were comprised principally of trade payables, amounted to approximately $647,000, in addition to the forgiveness of debt owed to the Company of approximately $53,000. In addition, the Company executed a promissory note in the amount of $318,000 to the predecessor company’s 50% shareholder (“Sankary”) (the “Sankary Note”), as additional consideration. The Sankary Note includes a right of off set for accounts payable in excess of an agreed upon amount assumed at closing. The original Sankary Note may not be reduced below $90,000 after set off. Management believes the adjusted Sankary note amount will be $90,000 after the set off for accounts payables honored by the Company since the acquisition; therefore, the Company recorded the Sankary Note in the amount of $90,000. The Company and Avery specifically contemplated that the Company might have to pay certain unknown liabilities in connection with the acquisition in excess of the amount of assumed liabilities. Accordingly, the Sankary Note and the Avery Agreement permit the Company to “set off” payments due under the Sankary Note against payments made in excess of the assumed liabilities. The Company believes that it has paid Avery’s obligations well in excess of the assumed liabilities. Therefore, all other payments under the Sankary Note are offset such that nothing more is due and payable there under.

On March 26, 2004, Sankary filed a lawsuit against the Company, in the 342nd Judicial District Court of Tarrant County, Texas (“Sankary Suit”). The complaint in the Sankary Suit alleges that the Company defaulted under the Sankary Note as a result of the Company’s failure to make payments when due to Sankary.

The Company has paid to Sankary the minimum amount due under the Sankary Note (approximately $90,000) and has paid liabilities of Avery in excess of its obligations under the agreement, such that it is entitled to offset any further liability under the Sankary Note. The Company believes that the Sankary Suit is very likely to be dismissed pursuant to agreement between the parties—the parties have exchanged settlement proposals and anticipate the Sankary Suit to be dismissed in the near future. Additionally, the Avery Agreement contains a provision whereby based on Avery’s earnings, the Sankary Note may be increased to the original amount of $318,000 which would be treated as an addition to the purchase price; however, the Company has reported a net loss for the Avery operations since its acquisition; therefore, no adjustment was made to the Sankary note based on performance.

Also, the Company executed a Consulting and Non-Competition Agreement (“Consulting Agreement”) with John VerVynck (“VerVynck”) an officer and shareholder of Avery Pharmaceuticals and Infinity. The Consulting Agreement provided for the payment to VerVynck of $39,360, payable bi-monthly, over the six-month term of the Consulting Agreement. Upon completion of the Consulting Agreement in December 2003 VerVynck’s employment with the Company was terminated. The Consulting Agreement prohibits VerVynck from competing for one year following his termination and the six-month term of the consulting agreement. In October 2003, the Company relocated the Avery operations to St. Rose, Louisiana and currently operates the acquired business through its wholly owned subsidiary Valley South.

The acquisition of Avery was accounted for by the purchase method of accounting. The result of the operations of the acquired business is included in the condensed consolidated financial statements from the purchase date. The Company acquired the following assets and liabilities in the Avery acquisition:

Accounts receivable – trade	$47,025
Accounts receivable – other	39,920
Inventory	224,643
Property and equipment	340,000
Other assets	10,930
Patent	126,684
Assumption of liabilities	(646,631)

Net value of purchased assets	142,571
Forgiveness of trade payables due to the Company	(52,571)
Acquisition note payable	(90,000)

Cash paid for acquisition	$—

The unaudited pro forma effect of the acquisition of Avery on the Company’s revenue, net income (loss) and net income (loss) per share for the fiscal years ended March 31, 2004, and 2003 had the acquisition occurred on April 1, 2002, are as follows:

	For the Fiscal Year ended March 31, 2004	For the Fiscal Year ended March 31, 2003
Revenues	$214,893,942	$298,015,536
Net (Ioss) income before tax benefit	(5,641,389)	(13,807,551)
Tax (expense) benefit	(1,417,630)	313,882
Net (loss) income	(7,059,019)	(13,493,669)
(Loss) income per common share – basic	(0.98)	(1.94)
(Loss) income per common share – diluted	(0.98)	(1.94)

VetMall

In April 2003, W.A. Butler & Company (“Butler”) and the Company executed an agreement (the “April 2003 Agreement”) whereby Butler transferred its remaining 30% ownership in VetMall to the Company and the forgiveness of $.5 million of long term liabilities of the Company to Bulter which was recorded in other income; accordingly, the Company now owns 100% of VetMall stock. The April 2003 Agreement was negotiated due to the fact that VetMall had no current or anticipated operations; therefore, Butler desired to be relieved of any possible future business activities and financial liability of VetMall. Neither VetMall nor Desktop currently have any operations, and management anticipates the dissolution of these entities.

NOTE 4 - IMPAIRMENT OF ASSETS

The Company has completed several acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, upon adoption of SFAS No. 142, the Company ceased amortization of goodwill effective April 2001, and reviews goodwill annually for impairment. Goodwill and intangibles related to acquisitions are determined based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of the fair value of the Company’s reportable unit over the fair value of identifiable assets and liabilities, based on the annual impairment test. Useful lives are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. During the second quarter of fiscal 2003, the Company completed its annual two-step process of the goodwill impairment test prescribed in SFAS No. 142, based upon September 30, 2002 values. The first step of the impairment test was the measurement of the Company’s fair market value versus book value, as defined under SFAS No. 142. Because the Company’s fair market value, as determined by independent valuation using a discounted cash flow approach, was below book value at September 30, 2002, the Company was required to perform the second step of the impairment test. The second step involved comparing the implied fair value of the Company’s goodwill to its fair market value to measure the amount of impairment. The goodwill impairment test resulted in the Company recognizing a non-cash goodwill impairment loss of approximately $12.2 million relating to the goodwill recorded with the acquisitions of Becan Distributors, Inc. (“Becan”) in November 1999, Valley in April 2000 and Penner in October 2001. During the second quarter of fiscal 2003, the Company also reviewed for impairment the Non-Compete Agreement and the domain name that were recorded as a result of the acquisition of Penner in October 2001. These other intangible assets were determined by an independent appraisal to have no value. Accordingly, the Company recognized an impairment loss of $258,914 related to these other intangible assets. The Company completed its impairment testing at September 30, 2003 and determined that no impairment existed for the fiscal year ended March 31, 2004.

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2004 and 2003 property and equipment consist of the following:

	2004	2003
Furniture, equipment and vehicles	$1,553,410	$787,790
Computer software	250,971	483,049
Leasehold improvements	110,314	75,417

Total	1,914,695	1,346,256
Accumulated depreciation	(505,093)	(578,706)

Property and equipment, net	$1,409,602	$767,550

Depreciation expense for the years ended March 31, 2004, 2003, and 2002 was $210,605, $306,577, and $245,280, respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the fiscal years ended March 31, 2004, and 2003, are as follows:

Balance as of March 31, 2002	$25,314,298
Goodwill impairment charge	(12,209,298)

Balance as of March 31, 2003	13,105,000

Changes in goodwill	-

Balance as of March 31, 2004	$13,105,000

The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each company within that segment.

The following table reflects the components of other intangible assets:

	March 31, 2004		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patent pending	$280,883	$-	$-	$-
Deferred financing costs	536,601	158,639	453,748	374,836

Total	$817,484	$158,639	$453,748	$374,836

Amortization expense for the fiscal years ended March 31, 2004, 2003 and 2002 was $0, $18,000 and $15,044, respectively. Amortization of deferred financing costs charged to interest expense was $237,549, $199,888 and $119,957 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The following schedule outlines anticipated amortization expense over the next five fiscal years:

	Fiscal Year Ending March 31:
	2005	2006	2007	2008	2009
Patent pending	$16,523	$16,523	$16,523	$16,523	$16,523
Deferred financing costs	188,981	188,981	-	-	-

Total amortization expense	205,504	205,504	16,523	16,523	16,523

NOTE 7 - NOTES RECEIVABLE

On April 15, 2002, the Company arranged a note maturing on December 1, 2005 with one of its customers for an account receivable. The note bears interest at 7%, is unsecured, and requires the customer to purchase at least $7,000 generic and $20,000 branded pharmaceuticals each month on COD terms, in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2004 and 2003, was $95,877 and $147,197, respectively, of which $55,032 and $51,322, respectively, representing the portion due within one year, is included in other current assets.

On November 8, 2002, the Company renegotiated a note receivable maturing in November 2007, which originated on March 28, 2002, with one of its customers for an account receivable. The renegotiated note bears interest at 2.5%, is collateralized by the customer’s accounts receivable and inventory, and requires any subsequent charges after the date of the note to be paid currently in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2004 and 2003 was $245,344 and $268,763, respectively. In October 2003, the customer filed for bankruptcy protection under Chapter 7. At March 31, 2004, the Company recorded a reserve allowance representing 100% of the outstanding balance for the receivable.

On November 8, 2002, the Company renegotiated a note receivable maturing in November 2007, which originated on March 28, 2002, with one of its customers for an account receivable. The note bears interest at 2.5%, is unsecured, and requires any subsequent charges after the date of the note to be paid currently in addition to the repayment of the note balance. The outstanding balance on the note at March 31, 2004 and 2003 was $309,385 and $344,261, respectively. In October 2003, the customer filed for bankruptcy protection under Chapter 7. At March 31, 2004, the Company recorded a reserve allowance representing 100% of the outstanding balance for the receivable.

NOTE 8 - INCOME TAXES

The income tax expense ( benefit) consists of the following for the fiscal years ended March 31, 2004, 2003 and 2002:

	Federal	State	Total
Fiscal year ended March 31, 2004
Current	$-	$-	$-
Deferred	1,280,877	136,753	1,417,630

Total	$1,280,877	$136,753	$1,417,630

Fiscal year ended March 31, 2003
Current	$-	$-	$-
Deferred	(282,927)	(30,955)	(313,882)

Total	$(282,927)	$(30,955)	$(313,882)

Fiscal year ended March 31, 2002
Current	$-	$-	$-
Deferred	(950,084)	(153,464)	(1,103,548)

Total	$(950,084)	$(153,464)	$(1,103,548)

The expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes for 2004, 2003, and 2002 is shown below:

	2004		2003		2002
	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
Statutory federal rate	$(1,911,961)	(34.00%)	$(4,581,956)	(34.00%)	$307,215	34.00%
State income taxes	(204,130)	(3.63%)	(47,133)	(0.35%)	33,656	3.72%
Goodwill impairment	-	-	4,151,161	30.80%	-	0.00%
Other	-	-	(5,634)	0.00%	14,081	1.56%
Understatement of prior years net operating losses	(394,334)	(7.00%)	(410,420)	(3.40%)	-	0.00%
Change in valuation allowance	3,928,055	69.83%	580,100	4.00%	(1,458,500)	(161.41%)

	$1,417,630	25.20%	$(313,882)	(2.95%)	$(1,103,548)	(122.13%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities, net of valuation allowance, as of March 31, 2004 and 2003 are as follows:

	2004	2003
Net operating losses	$3,270,335	$1,091,562
New operating losses - acquired	189,930	190,384
Use of cash basis method of accounting for income tax purposes	-	(128,500)
Uniform capitalization of inventory cost	192,983	229,935
Basis difference in property and equipment	(207,916)	(47,078)
Basis difference on deductible goodwill and other intangibles	-	55,010
Other	7,174	7,555
Bad debt	1,055,649	598,862

Net deferred income tax assets	4,508,155	1,997,730
Valuation allowance	4,508,155	580,100

Net deferred income tax asset after valuation allowance	$-	$1,417,630

At March 31, 2004, the net operating loss and acquired tax loss carry forward benefits of approximately $9.0 million and $.5 million expire through 2024. Due to the Company’s acquisition of Desktop, the Company’s ability to utilize the acquired net operating loss carry forward of $500,000 will be limited by IRS Section 382 to $113,000 per year.

SFAS No. 109 requires a valuation allowance to reduce the deferred income tax assets reported, if based on the weight of the evidence, it is more likely than not that a portion or all of the deferred income tax assets will not be realized. As such, a valuation allowance of $4,508,155 was established at March 31, 2004.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management evaluated the scheduled reversal of deferred income tax asset, the Company’s profitability for the year ended March 31, 2005 and later years, reviewed the Company’s business model, and future earnings projections, and believes the evidence indicates that it is not more likely than not that the Company will be able to generate sufficient taxable income to utilize the deferred income tax asset; therefore, the Company reserved the full $4,508,155 deferred income tax asset in the fourth quarter of the year ended March 31, 2004.

NOTE 9 - DEBT

On October 24, 2000, the Company obtained from Mellon Bank N.A. (“Mellon”) a $15 million line of credit and a $2 million term loan to refinance its prior bank indebtedness, to provide additional working capital and for other general corporate purposes. The line of credit enabled the Company to borrow a maximum of $15 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The line of credit bore interest at the floating rate of 0.25% per annum over the base rate. The term loan was payable over a 36-month period with interest at 0.75% per annum over the base rate, which was the higher of Mellon’s prime rate or the effective federal funds rate plus 0.50% per annum. In conjunction with the closing of the Mellon credit facility, the Company deposited $2 million in a restricted cash account with Mellon. In October 2001, the Company executed a loan modification agreement modifying the original Mellon line of credit with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon, increasing the line to $23 million. The line of credit and term loan were paid in full with the April 15, 2003 Congress Financial Corporation (“Congress”) credit facility and the restricted cash account with Mellon. In March 2003, the Company recorded 50% of the unamortized financing costs to interest expense related to the early termination of the Standard credit facility, and recorded the remaining balance of the unamortized financing costs to interest expense in April 2003 in addition to an early termination fee of $351,000 and a fee for the waiver of the 90-day notice of termination of $30,000.

On April 15, 2003, the Company obtained from Congress a $40 million revolving line of credit and a $400,000 term loan. The Congress credit facility along with the Mellon restricted cash account of $2 million were used to satisfy the outstanding line of credit and term loan with Standard. The Congress revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The Congress credit facility is collateralized by all of the Company’s assets and is to mature in April 2006. The line of credit is for a term of 36 months, and the term note is payable over the same 36-month period. The Congress credit facility imposes certain restrictive covenants on tangible net worth and EBITDA. At March 31, 2004, the Company was not in compliance with the tangible net worth and EBITDA covenants. On March 31, 2004, the Company and Congress executed a Second Amendment to the Loan and Security Agreement which revised the EBITDA covenant for the year ended March 31, 2004 and forward. Congress issued a waiver of the tangible net worth and EBITDA covenants at March 31, 2004. The Third Amendment to the Loan and Security Agreement dated June 30, 2004 revises the financial covenants going forward. All costs associated with the Congress credit facility will be amortized as interest expense over the term of the loan. At March 31, 2004, availability on the Congress credit facility was approximately $1.2 million. The outstanding balance on the revolving line of credit and term loan were approximately $17,251,000 and $278,000, respectively, at March 31, 2004. At March 31, 2004, the interest rate on the revolving line of credit and term loan was 4.5%.

On April 15, 2003, Jugal K. Taneja, the Chairman of the Board, CEO and a Director of the Company executed a Guarantee (the “Guarantee”) in favor of Congress. The Guarantee provides Congress with Mr. Taneja’s unconditional guaranty of all obligations, liabilities, and indebtedness of any kind of the Company to Congress, provided that the Guarantee shall not exceed $2 million in year one; is reduced to $1.5 million in year two; and is further reduced to $1 million in year three, subject to the Company achieving collateral availability objectives. In June 2003, the Company issued 57,143 shares of common stock of the Company to Mr. Taneja as compensation for his guarantee in favor of Congress, valued at $91,429, based on the fair market value of the stock on the date of the grant. The cost of the common stock has been recorded as a financing cost related the Congress credit facility and is being amortized as interest expense over the term of the loan.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating leases for facilities that expire at various dates through 2019. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

The Company leases computer and office equipment with original lease terms ranging from three to five years. These leases expire at various dates through fiscal 2009.

The Company leases vehicles for delivery and sales purposes with original lease terms ranging from one to five years. These leases expire at various dates through fiscal 2010.

The Company has capital leases on office and warehouse equipment each with original lease terms of five years. These capital leases expire at various dates during fiscal 2006.

Future minimum lease payments, by year and in aggregate under non-cancelable leases that have initial or remaining terms in excess of one year, are as follows:

Year Ending March 31,	Operating Leases	Capital Leases
2005	$583,638	$14,163
2006	574,839	3,529
2007	441,216	-
2008	313,450	-
2009 and thereafter	2,944,227	-

Total payments	$4,857,370	$17,692

Total rent expense for the years ended March 31, 2004, 2003, and 2002 was approximately $436,000, $344,000, and $226,000, respectively.

Purchase Commitments

The Company currently has purchase commitments with three vendors which require the Company to annually purchase a minimum of approximately $20,050,000. These commitments expire in November 2004, except for a $50,000 commitment which is ongoing until the agreement is terminated by either party.

Litigation

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT”), in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In December 2003, a Settlement Agreement and Release (the “Release”) was executed by HCT and the Company whereby HCT and the Company unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to the Company in consideration for the Release. There has been little activity by Messrs. Miller and Fagala with regard to this matter, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company cannot reasonably estimate any possible future loss or recovery as a result of this matter; therefore, the Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. The customer accounted for approximately $4.1 million, or 1.5%, of the gross revenue of the Company in the fiscal year ended March 31, 2002. The Company has an unconditional personal guaranty signed by the customer’s owner. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. Management is continuing to pursue its claim for payment through the courts and working with the major creditors to process return of inventory. The Company currently has reserved an allowance account representing 100% of the account balance.

On October 2, 2003, QK Healthcare, Inc. (“QK”) filed a complaint against Valley in the United States District Court of the Eastern District of New York, which included several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK, including breach of contract, violations of the implied warranty of merchantability and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. On January 9, 2004, the Company filed an answer and counterclaim against QK, in which the Company seeks to recover from QK losses caused when QK refused to pay for pharmaceuticals ordered from the Company. The parties reached a settlement on May 14, 2004, pursuant to which the case will be dismissed. The settlement agreement requires the Company to pay QK $218,000, calls for the parties to resume their business relationship, with the Company giving QK certain price reductions in the products QK purchases from the Company for one year, and provides for the mutual release of both parties. In the fourth quarter of fiscal 2004, the Company expensed $218,000 in operating expense, and $32,000 in legal expense related to the QK settlement.

On November 12, 2003, Phil & Kathy’s, Inc. d/b/a Alliance Wholesale Distributors (“Alliance”) served a complaint against the Company seeking to recover the non-payment of open invoices approximating $2,000,535, based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, the Company filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the purchase of twenty bottles of Lipitor from Alliance, which the Company later sold to QK. The Company intends to vigorously defend Alliance’s breach of contract action and prosecute the counterclaim. Valley also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated the lawsuit against Valley by QK in New York. At March 31, 2004, the amount that the Company recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. While the Company has recorded the foregoing trade payable, it continues to assess the extent of its full damages and cannot at this time reasonable estimate the total future possible loss that it will sustain as a result of the Alliance complaint or the possible recovery through the Company’s counterclaim or Valley’s consolidated action.

On May 14, 2003, Discount, a wholly owned subsidiary of the Company, acquired substantially all of Avery Pharmaceutical, Inc.’s (“Avery”) assets (“Avery Assets”) in exchange for assuming certain limited liabilities (the “Assumed Liabilities”) of Avery and issuing a promissory note to Mr. Al Sankary (“Sankary”) in the original principal amount of $318,000 (the “Sankary Note”). The Sankary Note and Avery specifically contemplated that Discount might have to pay certain unknown liabilities in connection with the acquisition in excess of the amount of Assumed Liabilities. Accordingly, the Sankary Note and the Avery Assets permit Discount to “set off”

payments due under the Sankary Note against payments made in excess of the Assumed Liabilities. Discount believes that it has paid Avery’s obligations well in excess of the Assumed Liabilities. Therefore, all other payments under the Sankary Note are offset such that nothing more is due and payable there under.

On March 26, 2004, Sankary filed a lawsuit against Discount, in the 342nd Judicial District Court of Tarrant County, Texas (“Sankary Suit”). The complaint in the Sankary Suit alleges that Discount defaulted under the Sankary Note as a result of Discount’s failure to make payments when due to Sankary.

Discount has paid to Sankary the minimum amount due under the Sankary Note (approximately $90,000) and has paid liabilities of Avery in excess of its obligations under the agreement, such that it is entitled to offset any further liability under the Sankary Note. Discount believes that the Sankary Suit is very likely to be dismissed pursuant to agreement between the parties—the parties have exchanged settlement proposals and anticipate the Sankary Suit to be dismissed in the near future.

Additionally, since the closing of the Avery transaction, various creditors and other third parties owed money by Avery have threatened to file lawsuits against Discount. To date, Discount has not been sued by any of these creditors or other third parties and their claims remain unliquidated. The Company intends to vigorously defend any actions filed against Discount. In the unlikely event that Discount is not permitted to offset liabilities paid against the obligation under the Sankary Note, the total amount that remains payable under the Sankary Note as of June 25, 2004, is $228,000. However, because the Company believes that it is entitled to offset any further liability under the Sankary Note, the Company has made no provision in the accompanying consolidated financial statements for resolution of the Sankary Suit. Similarly, because no other lawsuits have been filed nor any threatened to be filed, the Company has made no provision in the accompanying consolidated financial statements for resolution of any other claims against Discount.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2004 should have a material adverse impact on its financial position, results of operations, or cash flows.

NOTE 11 - EMPLOYEE BENEFIT PLAN

In January 2002, the Company adopted the DrugMax, Inc. 401(k) Plan (the “401(k) Plan”). Full time employees are eligible to participate in the 401(k) Plan beginning the next quarterly enrollment date after completion of one year of employment with the Company. Eligible employees may contribute to the 401(k) Plan an amount up to $13,000 and $12,000 of their annual compensation on a pre-tax basis for the calendar years ended December 31, 2004 and 2003, respectively. Participant contributions are immediately vested. In addition, under the terms of the 401(k) Plan, for each plan year, the Company may contribute an amount of matching contributions determined by the Company at its discretion. Participants become vested in the Company matching contributions over a six-year period. The Company made no contributions to the 401(k) Plan in the fiscal years ended March 31, 2004, 2003 and 2002.

NOTE 12 - STOCK AND BENEFIT PLANS

Private Placement

On March 18, 2004, the Company sold 1,000,000 shares of its common stock in a private placement to accredited investors for $3.21 million. The expenses related to this offering approximated $500,000. Maxim Group LLC, a New York-based investment firm, acted as the placement agent for the Company in the private placement. Net proceeds will be used for working capital and general corporate purposes. The private placement was made under an exemption from the registration requirements of the Securities Act of 1933, as amended, and the investors purchasing shares in the private placement may not offer or sell the securities sold in the offering in the absence of an effective registration statement or exemption from registration requirements. The Company has filed a registration statement on Form S-3 with the Securities and Exchange Commission, which as of June 28, 2004 had not yet been declared effective by the Securities and Exchange Commission, to register the resale of the shares sold in the private placement, as is required by the subscription agreements between the investors and the Company.

Stock Options

In August 1999, the Company’s Board of Directors adopted the DrugMax, Inc. 1999 Stock Option Plan (the “Plan”), which was approved by the Company’s shareholders at its annual meeting in August 2000. The Plan provides for the grant of incentive and nonqualified stock options to key employees, including officers, directors and consultants of the Company. Under the provisions of the Plan, all options, except for incentive options granted to “greater-than-10%-stockholders,” have an exercise price equal to the fair market value on the date of the grant and expire no more than ten years after the grant date. The exercise price of incentive options issued to “greater-than-10%-stockholders” shall not be less than 110% of the fair market value of the common stock on the date of the grant, and such options shall expire five years after the date of the grant. During the years ended March 31, 2004, 2003, and 2002, no stock options were issued to consultants. Through March 31, 2004, options to acquire up to 2,000,000 shares of common stock were granted pursuant to the Plan.

Stock option activity is summarized as follows:

Incentive and Non-Qualified Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding March 31, 2001	290,300	$12.65

Granted	950,700	4.13
Forfeited	(21,900)	6.05

Outstanding March 31, 2002	1,219,100	6.13

Granted	702,934	1.94
Forfeited	(265,400)	6.49

Outstanding March 31, 2003	1,656,634	4.25

Granted	726,155	1.74
Forfeited	(151,300)	6.06
Exercised	(11,010)	1.45

Outstanding March 31, 2004	2,220,479	2.69

Outstanding options under the Plan vest over a one- to three-year period. As of March 31, 2004 and 2003, 1,739,386 and 1,094,439 options, respectively, with a weighted average exercise price of $3.92 and $5.85, respectively, were exercisable. The following is a summary of stock options outstanding and exercisable as of March 31, 2004.

Exercise Price	Options Outstanding	Contractual Life (years)	Options Exercisable
$10.00	5,000	5.65	5,000
13.00	136,800	5.78	136,800
11.38	7,500	6.13	7,500
7.00	7,500	6.49	7,500
3.50	478,300	7.01	318,867
5.70	900	7.28	600
5.00	142,500	7.43	142,500
5.75	40,000	7.55	26,666
6.05	25,900	7.66	17,267
4.00	25,000	7.97	25,000
3.85	5,000	8.17	1,667
3.25	25,000	8.19	25,000
1.70	6,000	8.46	2,000
1.55	212,500	8.47	212,500
1.00	156,090	8.58	52,030
8.00	33,334	8.61	33,334
2.00	220,000	8.61	145,000
1.05	30,000	9.14	-
1.44	30,000	9.30	-
2.99	42,500	9.53	42,500
2.72	15,000	9.53	15,000
2.72	195,000	9.53	195,000
2.72	50,000	9.53	-
2.52	33,333	9.55	33,333
2.00	3,000	9.83	-
3.28	294,322	9.96	294,322

	2,220,479		1,739,386

Remaining non-exercisable options as of March 31, 2004 become exercisable as follows:

2005	300,063
2006	118,363
2007	62,667

481,093

NOTE 13 - RELATED PARTY TRANSACTIONS

Innovative Companies, Inc., a publicly traded company, formerly GO2 Pharmacy, Inc. and Innovative Health Products, Inc., (“Innovative”), is a supplier of manufactured dietary supplements and health and beauty care products. Jugal K. Taneja (“Taneja”) is a Director and Chairman of the Board of Innovative and of the Company. Belcher Pharmaceuticals, Inc., is a wholly-owned subsidiary of Innovative. In the fiscal years ended March 31, 2004, 2003, and 2002, the Company purchased approximately $6,000, $3,200, and $5,200, respectively, of products for resale from Innovative. Management believes the terms and conditions extended to the Company by Innovative are as favorable to the Company as terms and conditions would have been from unrelated third parties.

On September 13, 2000, the Company entered into a management agreement with Penner, pursuant to which it agreed to manage the day-to-day operations of Penner during the bankruptcy proceeding in exchange for a management fee equal to a percentage of the gross revenues of Penner each month. In turn, the Company entered into a management agreement with Dynamic Health Products, Inc. (“Dynamic”) pursuant to which Dynamic provided accounting support services to the Company in connection with the Company’s management responsibilities relating to Penner. Pursuant to this agreement, Dynamic was entitled to receive one-third of all fees collected by the Company from Penner. In the fiscal year ended March 31, 2002, the Company paid Dynamic $225,226. Taneja is a Director and Chairman of the Board of Dynamic and of the Company. Both agreements were terminated in October 2001, in connection with the closing of the acquisition of certain assets from Penner by the Company.

In April 2000, in connection with the acquisition of Valley, the Company loaned the sellers of Valley a total of $170,000 to pay for a portion of the flow through effects of their S Corporation taxable income resulting from the sale of Valley. The notes are interest-free and are to be repaid by Ronald J. Patrick (“Patrick”), Chief Financial Officer of the Company, and Ralph Blundo (“Blundo”), the President of Valley, upon the sale of Company stock received by Patrick and Blundo in connection with the acquisition of Valley, which is restricted stock subject to a holding period which ended on April 19, 2001. In December 2003, the Company received $78,723 in payment on the outstanding balance. At March 31, 2004 and 2003, the outstanding balance on the notes was $21,277 and $100,000, respectively. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

Blundo, the President of Valley, and Patrick, the Chief Financial Officer of the Company, together are 2/3 owners of Professional Pharmacy Solutions, LLC (“PPS”), a pharmacy management company. Valley sells products to PPS under Valley’s normal terms and conditions. The Company generated revenues of approximately $1.9 million, $1.5 million and $1.1 million for each of the fiscal years ended March 31, 2004, 2003 and 2002, respectively, from PPS. The receivable balance due from PPS at March 31, 2004 and 2003 was approximately $300,000 and $400,000, respectively. Also, in the fiscal year ended March 31, 2004, the Company purchased approximately $123,000 in merchandise from PPS for resale. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

In October 2001, the Company executed a Commercial Lease Agreement (the “Lease”) with River Road Real Estate, LLC (“River Road”), a Florida limited liability company, to house the operations of Valley South in St. Rose, Louisiana. The officers of River Road are Jugal K. Taneja, a Director, Chief Executive Officer, Chairman of the Board and a majority shareholder of the Company; William L. LaGamba (“LaGamba”), a Director, Chief Operating Officer, and the President of the Company; Stephen M. Watters, a former Director of the Company; and Gregory M. Johns, an employee of the Company and the former owner of Penner. The Lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000 made to River Road by the Company. In each of the fiscal years ended March 31, 2004 and 2003, the Company paid $180,000, and in the fiscal year ended March 31, 2002, the Company paid $90,000 to River Road, which was a charge to rent expense. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

T&L, Inc., doing business as Advanced Pharmacy, Inc. (“T&L”), is a retail pharmacy for prescription drugs owned by Mandeep Taneja, a stockholder of the Company and the adult son of Taneja, and Michelle LaGamba, the spouse of LaGamba The Company sells products to Advanced under normal terms and conditions. In the fiscal years ended March 31, 2004, 2003, and 2002, the Company generated revenues of approximately

$5.3 million, $4.9 million, $.02 million, respectively, from T&L. At March 31, 2004 and 2003, the receivable balance due from T&L was approximately $530,000 and $255,000, respectively. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

In the fiscal year ended March 31, 2003, the Company advanced to its employee and former owner of Penner, Gregory M. Johns (“Johns”), funds in the amount of approximately $80,000, which is secured by a note executed by Johns. The note bears no interest and is being paid by Johns through deductions from his compensation from the Company. At March 31, 2004 and 2003, the outstanding balance due from Johns was approximately $32,000 and $73,600, respectively.

On August 31, 2001, the Company and India-based Morepen Laboratories Ltd. (“Morepen Laboratories”) formed a joint venture company, and on September 10, 2001, MorepenMax, Inc, (“MorepenMax”), a Florida corporation, was formed. Morepen Laboratories is the 51% majority shareholder of MorepenMax and the Company owns the remaining 49% interest. MorepenMax plans to utilize the Morepen facilities to develop low-cost generic pharmaceuticals for distribution in the United States. The Company will be the exclusive distributor throughout the United States of the products developed by MorepenMax. Mr. Suri, one of the Company’s directors, is the Chairman of the Board and Chief Executive Officer of Morepen Laboratories and MorepenMax. In June 2003, MorepenMax introduced its first generic product for distribution through the Company, as a result, in the fiscal year ended March 31, 2004, the Company purchased approximately $46,000 in generic pharmaceuticals from MorepenMax, and the outstanding liability to MorepenMax at March 31, 2004 was approximately $46,000. The Board of Directors of the Company has considered allowing Taneja, and the management team, to purchase the Company’s 49% interest in MorepenMax upon a change of control of the Company.

In January 2004, the Company executed a Commercial Lease Agreement (the “Lease”) with Becan Development, LLC (“Becan Development”), a Pennsylvania limited liability company, to house the operations of Valley in New Castle, Pennsylvania. The officers of Becan Development are Taneja, a Director, Chief Executive Officer, Chairman of the Board and a majority shareholder of the Company; LaGamba, a Director, Chief Operating Officer, and the President of the Company; Phillip J. Laird, Secretary of Discount and an employee of the Company; Patrick, Chief Financial Officer and a Director of the Company; John Cairns, an employee of Valley; and Blundo, President of Valley. The Lease is for an initial period of fifteen years with a base monthly lease payment of $17,000. In the fiscal year ended March 31, 2004, the Company paid $34,000, to Becan Development, which was a charge to rent expense. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

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

The Company has determined that is has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in fiscal years 2004, 2003 and 2002. The accounting policies of the operating segment are those discussed in Note 2, Summary of Significant Accounting Policies.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.4%, 99.5%, and 99.8% of gross revenues for the years ended

March 31, 2004, 2003, and 2002, respectively. Foreign revenues were generated primarily from distribution to customers in Puerto Rico.

The following table presents distribution revenues from the Company’s only segment for each of the Company’s four primary product lines for the fiscal years ended March 31:

	2004	2003	2002
Revenue from:
Branded pharmaceuticals	$195,307,940	$268,443,471	$252,526,812
Generic pharmaceuticals	12,832,542	14,722,530	12,525,736
Over-the-counter and other	4,925,887	8,585,770	6,235,440
Respiratory products	722,910	-	-

Total revenues	$213,789,279	$291,751,771	$271,287,988

NOTE 15 - MAJOR CUSTOMER CONCENTRATION

During the fiscal years ended March 31, 2004, 2003, and 2002, the Company’s 10 largest customers accounted for approximately 40%, 44%, and 37%, respectively, of the Company’s net sales. The Company’s two largest customers during fiscal 2004 and 2003, Supreme Distributors and QK Healthcare, Inc. accounted for approximately 10% each of net sales in fiscal 2004, and 17% and 11% of net sales in fiscal 2003, respectively. In fiscal 2002, the Company’s largest customer, QK Healthcare, Inc. accounted for approximately 13% of net sales.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited quarterly financial data for each of the four quarters in the fiscal years ended March 31, 2004 and 2003:

	FISCAL QUARTER
	First	Second		Third		Fourth		Total
	(restated)
2004
Revenues	$60,659,545	$60,188,732		$50,245,129		$42,695,873		$213,789,279
Gross profit	1,987,213	2,135,547		1,438,492		67,391		5,628,643
Net (loss) income	(35,728)	36,791		(621,479	)(2)	(6,419,005	)(1)	(7,039,421)
(Loss) income per common share
Basic	(0.01)	0.01		(0.09)		(0.89)		(0.98)
Diluted	(0.01)	0.01		(0.09)		(0.89)		(0.98)

2003
Revenues	$63,103,819	$73,736,121		$85,233,822		$69,678,009		$291,751,771
Gross profit	1,980,826	2,279,786		1,883,182		1,960,913		8,104,707
Net (loss) income	(571,690)	(12,298,531	)(4)	10,333	(3)	(84,137)		(13,162,458)
(Loss) income per common share
Basic	(0.08)	(1.73)		0.00		(0.04)		(1.85)
Diluted	(0.08)	(1.73)		0.00		(0.04)		(1.85)

(1) During the fourth quarter of 2004 the Company incurred the following operational issues resulting in a negative financial performance.

a) Increase of $2.2 million reserve to the allowance for doubtful accounts receivable and notes receivable, primarily as a result of its continuing evaluation of the collectibility of its accounts receivable, noting an increase in the filing of bankruptcy of its customer base.

b) Determination that the deferred tax assets, amounting to $1.4 million, require a full reserve to be recorded. Management believes it is more likely than not that the deferred income tax assets would not be able to be utilized;

c) Settlement of a customer lawsuit, QK Healthcare, Inc., amounting to approximately $250,000 including legal costs;

d) Gross profit earned was minimized as a result of:

1.	the overall decline in total revenue;

2.	the decline in volume of higher profit generic and OTC sales;

3.	the loss of “buy-in” opportunities and incentives from manufacturers, thus increasing the cost of purchased goods, as a result of the reduced purchasing levels caused by the loss of the QK Healthcare business; and

4.	the loss of primary customer base, which carries a higher gross profit, due to credit issues, including bankruptcy filings as noted above;

e) Merger costs incurred for professional services associated therewith in the amount of approximately $150,000.

(2) The third quarter of fiscal 2004 has been restated due to the premature recognition of a contingent gain in relation to the lawsuit with Alliance. The adjustment to the third quarter resulted in an increase in accounts payable of approximately $629,000 and a decrease in gross profit of approximately $629,000. (See Note 10—Commitments and Contingencies—Litigation). The Company recorded the impact of the settlement with QK Healthcare in the fourth quarter of fiscal 2004. The related 10Q is in the process of being amended.

(3) In the first quarter 2003, the Company recorded an allowance for an account receivable in the amount of $897,000 and accrued expenses related thereto in the amount of $19,132. The Company also recorded a deferred income tax benefit of $342,629 for the first quarter 2003, relating to these charges.

(4) During the second quarter 2003, the Company completed its annual two-step process of the goodwill impairment as prescribed in SFAS No. 142, and recorded a goodwill impairment loss of $12,209,298, and an intangible asset impairment loss of $258,914.

NOTE 17 - SUBSEQUENT EVENTS

On March 19, 2004, the Company entered into an Agreement and Plan of Merger with Familymeds Group, Inc., a Connecticut Company (“FMG”), pursuant to which FMG would be merged with and into the Company, with the Company being the surviving company. If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of the issued and outstanding shares of the Company immediately after the merger. In addition, at the closing of the merger the Company will issue warrants to the FMG stockholders, the FMG warrant holders and the FMG note holders entitling them to purchase certain additional shares of the Company common stock. While the merger agreement does not require the payment of any cash consideration at closing, the Company will incur certain expenses in connection with the closing of the merger, including legal, accounting, investment banking, filing, printing and mailing fees. Further, if any shareholders of either DrugMax or FMG dissent from the merger, the Company will be required to pay such shareholders the fair value of their shares in cash. The merger agreement limits the number of share of the

Company that may dissent to 200,000 and the number of shares of FMG that may dissent to $1,000,000 worth of FMG stock. Neither FMG nor the Company are required to consummate the merger if shareholders holding shares in excess of these limits notify the Company and FMG of their intent to dissent.

Further, if the merger is consummated, the combined company will inherit the debt and obligations of FMG. FMG has incurred significant losses and negative cash flow in the past. Further, unless restructured in connection with the merger, FMG’s senior collateralized revolving credit facility with General Electric Capital Corporation (“General Electric”), and its debt under that facility will mature on August 31, 2004. As of May 22, 2004, the amount outstanding under the General Electric facility was approximately $27.7 million. These facts raise doubt about FMG’s ability to continue as a going concern. FMG’s auditor has issued a going concern opinion, in part as a result of its credit facility having a maturity date of less than one year. While management believes that the merger offers the combined company a greater opportunity than either company individually would have to improve its financial position, for the reasons discussed under the heading “Risk Factors,” there can be no assurance that management will be able to integrate the two companies or that the anticipated benefits of the merger will be realized. If the Company and FMG fail to integrate the companies, achieve its business plan, realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, its working capital and financial condition will be materially negatively impacted.

At the closing of the merger, as required by the merger agreement with FMG, the Company must obtain a new credit facility. The Company has received proposals from lenders for a secured revolving credit facility of up to $65 million to be used to repay certain existing indebtedness of FMG and the Company, to pay certain merger transaction expenses and for future working capital of the combined company. The exact amount of the revolving loan will be based upon lending formulas and subject to sub-limits. While the Company has received these proposals, there can be no assurance that the loan, or any other acceptable credit facility, will be available prior to the merger.

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

The reports of Deloitte on the Company’s financial statements for the fiscal year ended March 31, 2002 did not contain a disclaimer of opinion or an opinion that was adverse or was qualified or modified for uncertainty, audit scope, or accounting principle. Furthermore, during the fiscal year ended March 31, 2002 and through the subsequent period ending on February 5, 2003, there were no disagreements with Deloitte on matters of accounting principle or practice, financial statement disclosure, or audit scope or procedure which, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to refer to the subject matter of the disagreements in their report. In addition, during the fiscal year ended March 31, 2002, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as follows:

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

Item 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer/Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended March 31, 2004, the Company’s independent auditors, BDO Seidman, LLP (“BDO”), communicated to the Company’s Audit Committee that the following matters involving the Company’s internal controls and operation were considered to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants, or AICPA:

•	Processes relating to account analyses and reconciliations including lack of timely management review, which contributed to fourth quarter adjustments relating to inventories, accounts receivable and accounts payable; and

•	the Company’s recognition of accruals in connection with litigation.

Reportable conditions are matters coming to the attention of the independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider these matters, which are listed above, to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer determined that deficiencies identified by BDO caused the Company’s disclosure controls and procedures not to be effective at a reasonable assurance level. However, the CEO and CFO noted that the Company is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing, and includes the following:

1. The Company decided to convert its operating divisions to new accounting software and an integrated networked computerized system linking all divisions, which will roll up financial information on a real-time basis. The implementation of that process began during the fourth quarter of 2004 and is expected to be completed during the second quarter of 2005. The Company believes this conversion will provide more timely operating information, a more efficient system of checks and balances to assure accurate reporting of detailed transactions, and more efficient month-end closing procedures to provide a comprehensive internal review before financial information is considered final. The Company’s accounts payable detailed ledger at Valley is not fully integrated to the general ledger system, which has caused large amounts of reconciling items. Management believes this issue will be significantly improved with the conversion to the new integrated accounting system. As a result of the efficiencies of the new system, the Company’s controllers will have appropriate time to better analyze cutoff and other detailed transactions in order to assure the proper processing of its accounts payable and other accounting functions.

2. The Company has reorganized its credit and collection functions and previously hired a Vice President of Asset Management to assist in the granting of credit to customers or potential customers. In addition, in the first week of July 2004, the Company hired a credit manager, who will report directly to the Vice President of Asset Management and who will be responsible for daily management of the credit function. Recently, more independent pharmacies, which are a significant part of the Company’s core business, have incurred financial difficulties, as indicated by the number of recent bankruptcies by such pharmacies. As a result, the Company’s credit policy is being reviewed and restructured.

3. The Company improved its control over morgue inventory (inventory to be returned to vendors) during the fourth quarter of 2004 in connection with the relocation of Valley to its new warehouse facility. In the future the Company will be taking frequent physical inventory counts to properly record quantities in the morgue inventory at Valley. In addition, the Company intends to hire a full-time warehouse clerk assigned to manage the movement of the morgue inventory.

4. Management continues to evaluate the number of personnel involved in the accounting and finance function of the Company. Due to the acquisitions made by the Company over the past three years and pressures on operations resulting from competition, shrinking margins and regulatory matters, management is reassessing its existing personnel and resources to address its internal control and operational requirements. This is an ongoing process.

Other than for the matters discussed above, the Company’s Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have determined that the Company’s internal controls and procedures were effective as of the end of the period covered by this report. Other than the improvements discussed above, in the fourth quarter of fiscal 2004, there were no significant changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Directors and Executive Officers” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 29, 2004.

Item 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Compensation of Executive Officers and Directors” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 29, 2004.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Security Ownership of Management and Others” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 29, 2004.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 29, 2004.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information under the heading “Principal Account Fees and Services” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before July 29, 2004.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements and Reports of BDO Seidman, LLP and Deloitte & Touche, LLP

The financial statements included in Part II, Item I of this Annual Report on Form 10-K are filed as part of this Report.

2.	Financial Statement Schedule.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

DrugMax, Inc

Clearwater, FL

The audits referred to in our report dated June 18, 2004, except for Note 9, which is as of June 30, 2004, relating to the 2004 and 2003 consolidated financial statements of DrugMax, Inc, which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedule listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such 2004 and 2003 financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Miami, FL

June 18, 2004, except for Note 9,

which is as of June 30, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DrugMax, Inc.:

We have audited the consolidated financial statements of DrugMax, Inc. (the “Company”) for the year ended March 31, 2002, and have issued our report thereon dated June 27, 2002. Our audit also included the consolidated financial statement schedule of DrugMax, Inc. listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2002 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

June 27, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED MARCH 31, 2004

DESCRIPTION	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Other		Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended March 31,
2004	$1,253,829	$1,388,627		$15,840	(A)	$41,160	$2,617,136
2003	340,575	1,114,539		(50,000	)(B)	151,285	1,253,829
2002	381,944	35,757		62,750	(C)	139,876	340,575
Allowances for doubtful notes and other receivables:
Year ended March 31,
2004	$102,000	$797,594		$-		$-	$899,594
2003	102,000	-		-			102,000
2002	-	165,000		-		63,000	102,000
Valuation allowance on deferred tax assets:
Year ended March 31,
2004	$580,100	$3,928,055	(D)	$-		$-	$4,508,155
2003	-	580,100	(D)	-		-	580,100
2002	1,458,500	-		-		1,458,500	-

(A)	Related to allowance previously included in the accounts receivable of Avery at acquisition.
(B)	Provision for other receivable included in bad debt expense.
(C)	Recovery of debt previously written off.
(D)	Increase in amount of deferred income tax asset for which realization is not considered more likely than not.

3.	Exhibits

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Agreement between DrugMax, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

2.7	Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc. dated March 19, 2004, as amended. *

2.8	First Amendment to Agreement and plan of Merger between DrugMax, Inc. and Family Meds Group, Inc., dated July 1, 2004.*

3.1	Restated Articles of Incorporation of DrugMax, Inc. filed September 5, 2001. (18)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. (16)

10.2	Employment Agreement by and between DrugMax, Inc. and Ronald J. Patrick dated April 1, 2003 (16)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated April 1, 2003. (16)

10.4	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.5	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.6	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. (15)

10.7	DrugMax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (17)

10.8	First Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., together with its subsidiaries, Valley Drug Company, Valley Drug Company South, and Discount Rx, Inc., dated August 19, 2003. *

10.9	Second Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., together with its subsidiaries, Valley Drug Company, Valley Drug Company South, and Discount Rx, Inc., dated March 31, 2004. *

21.0	Subsidiaries of DrugMax, Inc. (18)

23.1	Consent of BDO Seidman, LLP*

23.2	Consent of Deloitte & Touche, LLP*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(15)	Incorporated by reference to the Company’s Form 10-K, filed July 15, 2003.

(16)	Incorporated by reference to the Company’s Form 10-K/A, filed July 29, 2003.

(17)	Incorporated by reference to the Company’s Definitive Proxy Statement filed September 8, 2003.

(18)	Incorporated by reference to the Company’s Form 10-Q, filed November 14, 2003.

(b) Reports on Form 8-K.

During the three months ended March 31, 2004, the Company filed the following reports on Form 8-K:

Form 8-K dated March 18, 2004, with respect to the Company’s press release to announce the Company’s private placement of Company stock.

Form 8-K dated March 22, 2004, with respect to the Company’s press release to announce the Merger Agreement with Familymeds Group, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.

Dated: July 13, 2004	By	/s/ Jugal K. Taneja Jugal K. Taneja, Chief Executive Officer and Chairman of the Board

Dated: July 13, 2004	By	/s/ William L. LaGamba William L. LaGamba, President and Chief Operating Officer

Dated: July 13, 2004	By	/s/ Ronald J. Patrick Ronald J. Patrick, Chief Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

By: /s/ Jugal K. Taneja Jugal K. Taneja	Chairman of the Board, Chief Executive Officer and Director	July 13, 2004

By: /s/ William L. LaGamba William L. LaGamba	President, Chief Operating Officer and Director	July 13, 2004

By: /s/ Ronald J. Patrick Ronald J. Patrick	Chief Financial Officer, Principal Accounting Officer and Director	July 13, 2004

By: /s/ Dr. Howard L. Howell, DDS Dr. Howard L. Howell, DDS	Director	July 13, 2004

By: /s/ Robert G. Loughrey Robert G. Loughrey	Director	July 13, 2004

By: /s/ Martin Sperber Martin Sperber	Director	July 13, 2004