Form 10-Q
period 2004-06-30
DRUGMAX INC
filed 2004-08-12
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 1-15445

DRUGMAX, INC.

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

As of August 4, 2004 there were 8,193,152 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,349,690	$2,787,793
Accounts receivable, net of allowance for doubtful accounts of $1.7 million and $2.6 million, respectively.	10,750,686	11,696,387
Inventory	17,246,931	16,370,969
Prepaid expenses and other current assets	1,998,370	1,608,531

Total current assets	32,345,677	32,463,680

Property and equipment, net	1,453,088	1,409,602
Goodwill	13,105,000	13,105,000
Notes receivable, net of allowance of $.7 million.	26,474	40,843
Stockholders notes receivable	21,277	21,277
Intangible assets, net	630,675	658,845
Other assets	50,538	50,625
Deposits	25,411	108,215

Total assets	$47,658,140	$47,858,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,886,157	$14,339,752
Accrued expenses and other current liabilities	753,070	1,853,823
Credit line payable	14,571,656	17,251,194
Current portion of long-term liabilities	133,673	192,222

Total current liabilities	34,344,556	33,636,991

Long-term debt and capital leases	123,348	157,950

Total liabilities	34,467,904	33,794,941

Stockholders' equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 8,193,152 and 8,189,986 shares issued and outstanding, respectively	8,192	8,189
Additional paid-in capital	43,787,879	43,784,716
Accumulated deficit	(30,605,835)	(29,729,759)

Total stockholders' equity	13,190,236	14,063,146

Total liabilities and stockholders' equity	$47,658,140	$47,858,087

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Revenues	$39,993,420	$60,659,545

Cost of goods sold	38,791,676	58,672,332

Gross profit	1,201,744	1,987,213

Selling, general and administrative expenses	1,771,787	1,741,552
Amortization expense	2,800	—
Depreciation expense	62,467	52,502

Total operating expenses	1,837,054	1,794,054

Operating (loss) income	(635,310)	193,159

Other income (expense)
Interest income	13,271	9,709
Other income	3,342	434,016
Interest expense	(257,294)	(672,612)

Total other expense	(240,681)	(228,887)

Loss before income tax provision and minority interest	(875,991)	(35,728)
Income tax provision	—	—
Equity (loss) from unconsolidated subsidiary	(87)	—

Net loss	$(876,078)	$(35,728)

Net loss per common share - basic	$(0.11)	$(0.01)

Net loss per common share - diluted	$(0.11)	$(0.01)

Weighted average shares outstanding - basic	8,191,363	7,130,475

Weighted average shares outstanding - diluted	8,191,363	7,130,475

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Cash flows from operating activities:
Net loss	$(876,078)	$(35,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of financing costs charged to interest expense	50,369	96,602
Depreciation and amortization	65,267	52,502
Forgiveness of liability	—	(501,561)
Equity loss from unconsolidated subsidiary	87	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	938,868	(1,006,790)
Inventory	(875,962)	785,561
Due from affiliates	—	10,470
Prepaid expense and other current assets	(383,006)	(58,457)
Other assets	—	46,660
Notes receivable	14,369	58,809
Deposits	82,804	(5,679)
Accounts payable	4,546,405	(2,452,065)
Accrued expenses and other current liabilities	(1,100,753)	(117,914)

Net cash provided by (used in) operating activities	2,462,370	(3,127,590)

Cash flows from investing activities:
Purchases of property and equipment	(105,950)	(33,059)

Net cash used in investing activities	(105,950)	(33,059)

Cash flows from financing activities:
Net change in restricted cash	—	2,000,000
Net change under revolving line of credit agreement	(2,679,538)	1,391,486
Increase in deferred financing costs	(25,000)	(270,008)
Payments of long-term debt and capital leases	(93,151)	(79,068)
Payments to affiliates	—	(4,377)
Proceeds from issuance of common stock	3,166	—

Net cash (used in) provided by financing activities	(2,794,523)	3,038,033

INCREASE IN CASH AND CASH EQUIVALENTS	(438,103)	(122,616)

Cash and cash equivalents at beginning of period	2,787,793	161,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,349,690	$38,873

(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS ACTIVITIES
Cash paid for interest	$206,925	$195,076

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In April 2003, pursuant to the agreement with W.A. Butler & Company, the Company recorded the reversal of a long-term debt to W.A. Butler & Co.		$501,561

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

(concluded)

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2004 and 2003.

NOTE A-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of DrugMax, Inc. and its wholly-owned subsidiaries, Discount Rx, Inc., a Louisiana corporation (“Discount”), Valley Drug Company (“Valley”) and its wholly-owned subsidiary Valley Drug Company South (“Valley South”), Desktop Media Group, Inc. (“Desktop”) and its wholly-owned subsidiary VetMall, Inc. (“VetMall”), and Discount Rx, Inc., a Nevada corporation (“Discount Nevada”), (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended March 31, 2004.

The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

NOTE B - STOCK BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Net loss reported	$(876,078)	$(35,728)

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	795,826	579,161

Pro forma net loss	$(1,671,904)	$(614,889)

Loss per common share as reported:
Basic	$(0.11)	$(0.01)
Diluted	$(0.11)	$(0.01)
Loss per common share - pro forma:
Basic	$(0.20)	$(0.09)
Diluted	$(0.20)	$(0.09)

For purposes of the above disclosure, the determination of the fair value of stock options granted in the three months ended June 30, 2004 and 2003, was based on the following: (i) a risk free interest rate of 3.94% (ii) expected option lives of 5 - 10 years; and (iii) expected volatility in the market price of the Company’s common stock of 67%.

In addition to the 1999 Incentive Stock Option Plan, the shareholders of the Company approved the Restricted Stock Plan at the Company’s annual meeting in October 2003. There has been no stock issued under the Restricted Stock Plan as of June 30, 2004.

NOTE C - ACQUISITIONS

VetMall, Inc.

In April 2003, W.A. Butler & Company (“Butler”), a 30% shareholder of VetMall, executed an agreement with the Company and VetMall. The terms of the agreement provide for the transfer of Butler’s 30% ownership of VetMall stock to the Company and the forgiveness of $.5 million of long-term liabilities, which is included in other income in the condensed consolidated financial statements of the Company. Accordingly, the Company now owns 100% of VetMall. Butler desired to be relieved of any possible future business activities and financial liability of VetMall. Accordingly, in consideration of the transfer of the 30% ownership, the agreement also releases Butler from any present and future operational expenses of VetMall. The transfer of Butler’s 30% interest in VetMall did not have an impact on the revenues or operating expenses of the Company for the three months ended June 30, 2004.

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

The unaudited pro forma effect of the acquisition of Avery on the Company’s revenue, net loss and net loss per share for the three months ended June 30, 2003 had the acquisition occurred on April 1, 2002, are as follows:

For the Three Months Ended June 30, 2003
Revenues	$60,821,547
Net loss before tax benefit	(107,157)
Tax benefit	—
Net loss	(107,157)
Loss per common share - basic	(0.01)
Loss per common share - diluted	(0.01)

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill did not change for the three months ended June 30, 2004. The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each subsidiary within that segment.

The carrying value of other intangible assets is as follows:

	June 30, 2004		March 31, 2004
	Gross Carying Amount	Accumulated Amortization	Gross Carying Amount	Accumulated Amortization
Amortizable intangible assets:
Patent pending	$280,883	$2,800	$280,883	$—
Deferred financing costs	561,601	209,009	536,601	158,639

Total	$842,484	$211,809	$817,484	$158,639

NOTE E - DEBT

On April 15, 2003, the Company obtained from Congress Financial Corporation (“Congress”) a $40 million revolving line of credit and a $400,000 term loan. The Congress credit facility along with the Mellon Bank N.A. (“Mellon”) restricted cash account of $2 million were used to satisfy the outstanding line of credit and term loan with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon. The Congress revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The Congress credit facility is collateralized by all of the Company’s assets. The line of credit is for a term of 36 months, and the term note is payable over the same 36-month period. The Congress credit facility imposes certain restrictive covenants on Tangible Net Worth and EBITDA. At June 30, 2004, the Company was not in compliance with the EBITDA and tangible net worth covenants. The Company and Congress executed on August 5, 2004 the Fourth Amendment and Waiver to the Loan and Security Agreement, which waived the non-compliance with the EBITDA and tangible net worth covenants as of June 30, 2004 and through the period ended September 29, 2004. The Company continues to work with Congress to establish loan covenants that will be achievable in future periods; however, there can be no assurance that this will occur. The amended agreement also requires the Company to maintain excess availability, as defined, of $1,000,000 and certain other conditions. All costs associated with the Congress credit facility will be amortized as interest expense over the term of the loan. The outstanding balance on the revolving line of credit and term loan were approximately $14,572,000 and $244,000, respectively, at June 30, 2004. At June 30, 2004, the interest rate on the revolving line of credit and term loan was 4.5%.

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

NOTE F - SEGMENT INFORMATION

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

The Company has determined that is has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in the three months ended June 30, 2004 and 2003. The critical accounting policies of the operating segment are those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.4% and 99.6% of gross revenues for the three months ended June 30, 2004 and 2003, respectively. Foreign revenues were generated from distribution to customers in Puerto Rico.

NOTE G – CONTINGENCIES

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

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. In June 2004, the Company received approximately $7,000 as settlement of their claim against the customer. The Company had previously recorded an allowance account representing 100% of the account balance. At June 30, 2004, the allowance was applied against the account receivable to clear the customer’s unpaid balance from the Company’s accounts receivable records.

On October 2, 2003, QK Healthcare, Inc. (“QK”) filed a complaint against Valley in the United States District Court of the Eastern District of New York, which included several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK, including breach of contract, violations of the implied warranty of merchantability and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. On January 9, 2004, the Company filed an answer and counterclaim against QK, in which the Company seeks to recover from QK losses caused when QK refused to pay for pharmaceuticals ordered from the Company. The Parties reached a settlement on May 14, 2004, pursuant to which the case will be dismissed. The settlement agreement requires the Company to pay QK $218,000, calls for the parties to resume their business relationship, with the Company giving QK certain price reductions in the products QK purchases from the Company for one year, and provides for the mutual release of both parties. The Company has recorded $218,000 to operating expenses and $32,000 to legal expense in the fourth quarter of fiscal 2004 relative to this matter.

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

Additionally, since the closing of the Avery transaction, various creditors and other third parties owed money by Avery have threatened to file lawsuits against Discount. To date, Discount has not been sued by any of these creditors or other third parties and their claims remain unliquidated. The Company intends to vigorously defend any actions filed against Discount. In the unlikely event that Discount is not permitted to offset liabilities paid against the obligation under the Sankary Note, the total amount that remains payable under the Sankary Note as of June 30, 2004, is $228,000. However, because the Company believes that it is entitled to offset any further liability under the Sankary Note, the Company has made no provision in the accompanying consolidated financial statements for resolution of the Sankary Suit. Similarly, because no other lawsuits have been filed nor any threatened to be filed, the Company has made no provision in the accompanying consolidated financial statements for resolution of any other claims against Discount.

NOTE H - PENDING MERGER

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

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by the Company, including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company’s Directors or Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (a) the Company’s strategies regarding growth and business expansion, including its strategy of focusing on higher-margin products while reducing costs and the Company’s proposed merger with Familymeds, Group, Inc. (“FMG”) and other potential future acquisitions; (b) the Company’s financing plans including its intent to enter into a new credit facility in connection with the proposed merger with FMG; (c) trends affecting the Company’s financial condition or results of operations; (d) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (e) the Company’s ability to improve and maintain effective disclosure and internal controls; and (f) the Company’s ability to respond to changes in customer demand and regulations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements; (v) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available, (vi) the Company’s ability to integrate recently acquired businesses; and (vii) the Company’s ability to consummate its proposed. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended March 31, 2004, as well as information contained in this Form 10-Q. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. As a result, the Company’s profit margins have been negatively impacted, particularly with regard to branded pharmaceuticals. In response, the Company has implemented a strategy aimed at increasing its margins while reducing costs by focusing on higher-margin products. In general, the Company’s branded products enjoy smaller margins than its generic, over-the-counter and other products. The Company implemented this strategy by focusing on its core business of servicing independent pharmacies, hospitals and small chain stores, and de-emphasizing sales to warehouse customers, which generate high-volume revenue, but nominal gross profit.

On March 19, 2004, the Company entered into an Agreement and Plan of Merger with FMG, as amended on July 1, 2004, pursuant to which FMG will be merged with and into the Company, with the Company being the surviving company. FMG is a pharmacy chain with a strategy of locating pharmacies at or near a patient’s point of medical care. FMG operates more than 76 pharmacies in 14 states. Many of these pharmacies are located at or near the point of care between physicians and patients, many times inside or near medical office buildings. Across these distribution channels, FMG annually services over 400,000 acute and chronically ill patients, many with complex specialty and medical product needs. The principal executive offices of FMG are located at 312 Farmington Avenue, Farmington, CT 06032. If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of the issued and outstanding shares of the Company immediately after the merger, assuming the vesting of all restricted shares issued in connection with the merger. In addition, at the closing of the merger, the Company will issue warrants to the FMG stockholders and certain FMG warrant holders and note holders entitling them to purchase certain additional shares of the Company common stock. The Company can make no assurances as to when or if the merger will be consummated.

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

Allowance for Doubtful Accounts

Receivables are stated net of allowances for doubtful accounts of approximately $1.7 million and $1.3 million at June 30, 2004 and 2003, respectively. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. The Company feels its allowance for doubtful accounts at June 30, 2004 is adequately stated in relationship to its accounts receivable.

Inventory Valuation

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out basis of accounting. Inventories consist of brand and generic drugs, over-the-counter products, health and beauty aids, and nutritional supplements for resale. The inventories of the Company’s three distribution centers are constantly monitored for out of date or damaged products, which if exist, are reclassed and physically relocated out of saleable inventory to a holding area, referred to as the “morgue” inventory, for return to and credit from the manufacturer. It is important that the Company continually monitor the morgue inventory to assure that merchandise is returnable to the manufacturer in accordance with the vendors’ return policy. Improper management of the morgue inventory could result in write-downs of the morgue inventory and result in a charge to cost of sales. In addition, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of June 30, 2004 and 2003, no inventory valuation allowances were necessary.

Goodwill and Intangible Assets

The Company has completed several acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company ceased amortization of goodwill effective April 2001, and reviews goodwill annually for impairment. Goodwill and intangibles related to acquisitions are determined based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of the fair value of the Company’s reportable unit over the fair value of identifiable assets and liabilities, and the quoted market prices of the Company’s common stock, based on the annual impairment test. Downward movement in the Company’s common stock could have a material effect on the fair value of goodwill in future measurement periods. Useful lives are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. If the carrying amount of goodwill exceeds its fair value, then an indication exists that the Company’s goodwill may be impaired. As of June 30, 2004, the Company had unamortized goodwill in the amount of $13,105,000.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the long-lived asset. Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairments are recognized by a charge to earnings. As of June 30, 2004, management’s analysis did not indicate an impairment to the Company’s long-lived assets.

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

Results of Operations

For the Three Months Ended June 30, 2004 and 2003.

	For the Three Months Ended June 30:
	2004	As %of revenues	2003	As %of revenues
Revenues	$39,993,420		$60,659,545
Gross profit	1,201,744	3.0%	1,987,213	3.3%
Loss before tax (expense) benefit and equity (loss) from unconsolidated subsidiary.	(875,991)		(35,728)
Net loss	(876,078)		(35,728)
Basic loss per weighted average share	(0.11)		(0.01)

Revenues. The Company generated revenues of approximately $40.0 million and $60.1 million for the three months ended June 30, 2004 and 2003, respectively.

The following schedule summarized the Company’s sales in its four product lines for the three months ended June 30, 2004 and 2003:

	For Three Months Ended June 30, 2004	As a % of total revenues	For Three Months Ended June 30, 2003	As a % of total revenues
Revenues from:
Branded pharmaceuticals	$36,178,227	90.5%	$55,911,236	92.2%
Generic pharmaceuticals	2,365,463	5.9%	3,672,093	6.0%
Over-the-counter and general	1,165,516	2.9%	1,076,217	1.8%
Respiratory products	284,214	0.7%	—	0.0%

Total Revenues	$39,993,420		$60,659,546

1. Branded Pharmaceuticals: The decrease in overall revenues was primarily caused by a decrease in the Company’s sales of branded pharmaceuticals, which in turn was caused by several factors as follows: As stated previously, the Company’s products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. As a result, the Company’s revenues and margins have been negatively impacted, particularly with regard to branded pharmaceuticals.

As a result of these forces, the Company has implemented a business strategy aimed at increasing its revenues and margins while reducing costs by focusing on higher-margin products. In general, the Company’s branded products experience smaller margins than its generic, over-the-counter and other products. The Company implemented this strategy by focusing on its core business of servicing independent pharmacies, hospitals and small chain stores, and de-emphasizing sales to warehouse customers, which generate high-volume revenue, but nominal gross profit. The Company’s focus on higher margin-products, and corresponding de-emphasis on lower-margin products, resulted in a decrease of sales of branded pharmaceuticals. Branded drug sales declined by approximately $19.7 million during the three months ended June 30, 2004, as compared to the same period during the prior year.

The decline in the sale of branded pharmaceuticals was also caused, in part, by:

•	Changes in vendor programs affecting alternate source customers. Brand name drug manufacturers recently have started to require drug wholesalers to reduce or eliminate forward buying, a strategy pursuant to which wholesalers purchase products in anticipation of expected price increases. Further, brand manufacturers are reducing the number of buy-in programs that they are offering. Buy-in programs are special opportunities provided by manufacturers to purchase greater-than-normal quantities at reduced prices. Both of these trends have resulted in further downward pressure on the Company’s gross margins. Therefore, emphasis on generic sales continues to be part of the Company’s focus to improve gross profit;

•	Loss of business amounting to approximately $9.4 million due to the complaint filed by QK Healthcare, and other warehouse customers amounting to approximately $4.1 million, and the loss of several of the Company’s core business customers as a result of customer credit issues, including bankruptcy filings; and

•	Expensive branded drugs going off patent which were replaced by generic equivalent drugs at substantially lower cost.

2. Generic Pharmaceuticals. Sales of generic pharmaceuticals decreased by approximately $1.3 million for the three months ended June 30, 2004 as compared to June 30, 2003 despite the Company’s efforts to focus on these higher margin products. Management believes the decrease in sales of generic pharmaceuticals was primarily caused by the loss of several customers purchasing a significant amount of generic products monthly due to credit and collection concerns and turnover of customer base not replaced during the quarter.

3. Over the Counter and Respiratory Products. During the three months ended June 30, 2004, total over the counter and respiratory sales amounted to approximately $1.4 million, as compared to approximately $1.1 million for the same three months ended June 30, 2003. The increase was primarily due to the revenues generated by the respiratory products sold as a result of the Company’s acquisition of Avery in May 2003.

Gross Profit. The Company achieved gross profit of approximately $1.2 million and $2.0 million for the three months ended June 30, 2004 and 2003, respectively. The Company’s margin, as a percentage of revenue, was 3.0% and 3.3% for the three months ended June 30, 2004 and 2003, respectively. The decrease in gross margin percentage was primarily as a result of the (a) decline in volume of higher-profit generic sales, (b) the loss of “buy-in” opportunities and incentives from manufacturers, which increased the cost of purchased goods for the Company, and (c) loss of several of the Company’s core business customers as a result of customer credit issues, including bankruptcy filings. The loss of “buy-in” opportunities primarily resulted from the reduced purchasing levels caused by the loss of the QK Healthcare business. The gross profit earned on sales to the Company’s core business customers ranges from 1% to 3%, and represented more than 96% of the total gross profit earned by the Company for fiscal 2004, 2003 and 2002. Gross profit and gross profit margin was also negatively impacted by brand name drug manufacturers continuing pressures on drug wholesalers to reduce or eliminate forward buying.

Operating Expenses and Other Income and Expenses. The Company incurred operating expenses of approximately $1.8 million for each of the three months ended June 30, 2004 and 2003, respectively. The following schedule details the major components of operating expenses:

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Operating expenses:
Administrative, sales, marketing and other direct operating expenses	$1,771,787	$1,741,552
Amortization and depreciation expense	65,267	52,502

Total operating expenses	$1,837,054	$1,794,054

Administrative, sales, marketing and other direct operating expenses were approximately 4.4% and 2.9% of gross revenues for the three months ended June 30, 2004 and 2003, respectively. The increase of $.03 million in the administrative, sales, marketing and other direct operating expenses for the three months ended June 30, 2004 over the three months ended June 30, 2003, was due increased operating costs associated with the acquisition of Avery in mid May 2003.

The Company acquired the business of Avery in May 2003. Based upon the initial projections management received from Avery personnel, it was anticipated that the Avery operations would impact the Company positively, primarily as a result of the Company’s acquisition of a patent on the manufacture of respiratory products. For the three months ended June 30, 2004, the Avery operations combined with the Valley South operations incurred a net loss of $307,000. The Company has completed the testing of the patented product, and has begun production in July 2004.

Other income and expense. The Company realized approximately $17,000 and $444,000 in other income for the three months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004, other income and expense primarily represented interest and finance charge income. In April 2003, the Company recorded approximately $73,000 in costs associated with the termination of the Standard credit facility, which were charged as other expense, and recorded as other income the reversal of a long-term liability due to Butler of approximately $502,000 in connection with the agreement between the Company and Butler whereby Butler assigned its 30% ownership in VetMall to the Company. (See Acquisitions.)

For the three months ended June 30, 2004, the Company recorded a loss of approximately $100 as loss from unconsolidated subsidiary. The joint venture with MorepenMax has begun initial operations during this period and currently has nominal sales. The income or loss recorded represents 49% of the joint venture’s operations.

Interest expense. Interest expense was approximately $257,000 and $673,000, for the three months ended June 30, 2004 and 2003, respectively. Included in interest expense is the amortization of loan financing costs, which were approximately $62,000 and $96,000 for the three months ended June 30, 2004 and 2003, respectively, and the early termination fee of $350,934 and the 90-day notice waiver fee of $30,000 charged by Standard for the early termination of that credit facility in April 2003.

Net income (loss) per share. EPS is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net loss per share for the three months ended June 30, 2004 and 2003 was $.11 and $.01 per basic and diluted shares, respectively. The Company had issued and outstanding 1,530,143 and 1,977,148 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three months ended June 30, 2004 and 2003. These anti-dilutive shares could potentially dilute the basic EPS in the future. Shares of common stock used in the calculation of basic and dilutive net income per share for the three months ended June 30, 2004 and 2003 were 8,191,363 and 7,130,475, respectively.

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

Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has a working capital deficit and cash and cash equivalents of approximately ($2.0) million and $2.3 million, respectively, at June 30, 2004.

In April 2003, the Company obtained a $40 million revolving line of credit and a $400,000 term note from Congress to satisfy the outstanding line of credit and term loan with Standard, and to provide working capital for possible future acquisitions. The Congress credit facility is collateralized by all assets of the Company. The revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory and is available until April 2006. At June 30, 2004, availability on the Congress credit facility was approximately $2.4 million. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The term note and revolving line of credit are payable over a 36-month period. The Congress credit facility imposes certain restrictive covenants on tangible net worth and EBIDTA. On March 31, 2004, the Company and Congress executed a Second Amendment to the Loan and Security Agreement revising the EBITDA and tangible net worth covenants beginning March 31, 2004 and forward. On June 30, 2004, the Company and Congress executed a Third Amendment to the loan and Security Agreement, which amended the EBITDA and tangible net worth covenants going forward. At June 30, 2004, the Company was not in compliance with the EBITDA and tangible net worth covenants. The Company and Congress executed on August 5, 2004 the Fourth Amendment and Waiver to the Loan and Security Agreement, which waived the non-compliance with the EBITDA and tangible net worth covenants as of June 30, 2004 and through the period ended September 29, 2004. The Company continues to work with Congress to establish loan covenants that will be achievable in future periods; however, there can be no assurance that this will occur. The amended agreement also requires the Company to maintain excess availability, as defined, of $1,000,000 and certain other conditions.

The Company’s principal commitments at June 30, 2004 consist of the outstanding loan agreement with Congress and leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

On March 19, 2004, the Company entered into an Agreement and Plan of Merger with FMG, pursuant to which FMG would be merged with and into the Company, with the Company being the surviving company. If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of the issued and outstanding shares of the Company immediately after the merger. In addition, at the closing of the merger the Company will issue warrants to the FMG stockholders, the FMG warrant holders and the FMG note holders entitling them to purchase certain additional shares of the Company common stock. While the merger agreement does not require the payment of any cash consideration at closing, the Company will incur certain expenses in connection with the closing of the merger, including legal, accounting, investment banking, filing, printing and mailing fees. Further, if any shareholders of either DrugMax or FMG dissent from the merger, the Company will be required to pay such shareholders the fair value of their shares in cash. The merger agreement limits the number of shares of the Company that may dissent to 200,000 and the number of shares of FMG that may dissent to $1,000,000 worth of FMG stock. Neither FMG nor the Company are required to consummate the merger if shareholders holding shares in excess of these limits notify the Company and FMG of their intent to dissent.

Further, if the merger is consummated, the combined company will inherit the debt and obligations of FMG. FMG has incurred significant losses and negative cash flow in the past. Further, unless restructured in connection with the merger, FMG’s senior collateralized revolving credit facility with General Electric Capital Corporation (“General Electric”), and its debt under that facility will mature on August 31, 2004. As of May 22, 2004, the amount outstanding under the General Electric facility was approximately $27.7 million. These facts raise doubt about FMG’s ability to continue as a going concern. FMG’s auditor has issued a going concern opinion, in part as a result of its credit facility having a maturity date of less than one year. While management believes that the merger offers the combined company a greater opportunity than either company individually would have to improve its financial position, for the reasons discussed under the heading “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2004, there can be no assurance that management will be able to integrate the two companies or that the anticipated benefits of the merger will be realized. If the Company and FMG fail to integrate the companies, achieve its business plan, realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, its working capital and financial condition will be materially negatively impacted.

To complete the merger, the merger agreement requires that the Company obtain a new credit facility for at least $60 million. The Company has received proposals for a $65 million facility. While the Company has obtained these proposals, there can be no assurance that the loan, or any other acceptable credit facility, will be available to the Company prior to the closing of the merger.

Further, while management presently believes that the new credit facility that it will obtain in connection with the merger will be sufficient to allow the surviving company to integrate the businesses of FMG and the Company and to fund its business plan for the next 12 months, it may be insufficient to fund the Company’s credit needs. If the Company fails to realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, the Company may need to seek alternate or additional financing.

In the event the merger with FMG is not consummated, management believes the Company has sufficient capital resources from its current credit facility with Congress, which expires in April 2006, and capital injected into the Company during the fourth quarter 2004, to fund the Company’s operations for the next twelve months in spite of the negative $2.0 million working capital position reported at June 30, 2004. Management’s long-range viewpoint believes that the growth and capital needs of the Company will be met through primarily achieving positive results from its business model, utilization of available debt financing from its Congress bank facility and continually looking to the equity markets for new capital.

Net cash provided by operating activities was approximately $2.5 million for the three months ended June 30, 2004. Cash was provided primarily by decreases in accounts receivables, notes receivable, deposits, and an increase in accounts payable; offset by increases in inventory, prepaid expense and other current assets, and accrued expense and other current liabilities. The decreases in accounts receivable and the increase in inventory was caused by a decrease in sales during the quarter and inventory build up to service the customer base, respectively. The increase in accounts payable to trade vendors and the related decrease in the Company’s line of credit was caused principally by the due dates of the payments to vendors and the availability of the line of credit to fund disbursements. Net cash used in operating activities was $3.1 million for the three months ended June 30, 2003. Cash was used primarily by increases in accounts receivables, prepaid and other current assets, decreases in accounts payables, and accrued expenses and other current liabilities; offset by decreases in inventory, due from affiliates, other assets and notes receivable.

Net cash used in investing activities was approximately $.1 million for the three months ended June 30, 2004, which represented cash invested in property and equipment.

Net cash used in financing activities was approximately $2.8 million for the three months ended June 30, 2004, primarily representing a decrease in the Company’s line of credit of approximately $2.7 million, an increase in deferred financing costs associated with the Congress credit facility, and payments of long-term debt, capital leases. The decrease in the line of credit balance was principally caused by the payment cycles due to vendors. Fluctuations between accounts payable and the line of credit balances are normal depending upon the payment cycles.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At June 30, 2004, the Company’s outstanding debt with Congress was approximately $14.6 million on the line of credit and $.2 million on the term loan. The interest rates charged on the line of credit and term loan currently bear interest at the rate of 0.5% per annum in excess of the Prime Rate. The Company is at risk of increased interest rates, due to fluctuations in the Prime Rate, contingent upon economic conditions. At June 30, 2004, the interest rate charged on the line of credit and term loan was 4.5%. The company manages its risk by choosing the most advantageous interest option offered by its lender. See “Managements Discussion and Analysis of Financial

Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

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

As recently reported in the Company’s annual report on Form 10-K for the year ended March 31, 2004, in connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended March 31, 2004, the Company’s independent auditors, BDO Seidman, LLP (“BDO”), communicated to the Company’s Audit Committee that the following matters involving the Company’s internal controls and operation were considered to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants, or AICPA:

•	Processes relating to account analysis and reconciliations including lack of timely management review, which contributed to fourth quarter adjustments relating to inventories, accounts receivable and accounts payable; and

•	The Company’s recognition of accruals in connection with litigation.

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

As required by SEC Rule 13a-15(b), for the first quarter ended June 30, 2004, the Company once again carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Although the Company continues to make improvements, as of June 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer determined that deficiencies identified by BDO continue to cause the Company’s disclosure controls and procedures not to be effective at a reasonable assurance level. However, the CEO and CFO noted that the Company continues to remedy the deficiencies identified by BDO and did not note any other material weaknesses or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing, and includes the following:

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

2. The Company has reorganized its credit and collection functions and previously hired a Vice President of Asset Management to assist in the granting of credit to customers or potential customers. In addition, in the first week of July 2004, the Company hired a credit manager, who will report directly to the Vice President of Asset Management, and who will be responsible for daily management of the credit function. Recently, more independent pharmacies, which are a significant part of the Company’s core business, have incurred financial difficulties, as indicated by the number of recent bankruptcies by such pharmacies. As a result, the Company’s credit policy is being reviewed and restructured.

3. The Company improved its control over morgue inventory during the fourth quarter of 2004 in connection with the relocation of Valley to its new warehouse facility. In the future the Company will be taking frequent physical inventory counts to properly record quantities in the morgue inventory at Valley. In addition, the Company has hired a full-time warehouse clerk assigned to manage the movement of the morgue inventory.

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

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. In June 2004, the Company received approximately $7,000 as settlement of their claim against the customer. The Company had previously recorded an allowance account representing 100% of the account balance. At June 30, 2004, the allowance was applied against the account receivable to clear the customer’s unpaid balance from the Company’s accounts receivable records.

On October 2, 2003, QK Healthcare, Inc. (“QK”) filed a complaint against Valley in the United States District Court of the Eastern District of New York, which included several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK, including breach of contract, violations of the implied warranty of merchantability and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. On January 9, 2004, the Company filed an answer and counterclaim against QK, in which the Company seeks to recover from QK losses caused when QK refused to pay for pharmaceuticals ordered from the Company. The Parties reached a settlement on May 14, 2004, pursuant to which the case will be dismissed. The settlement agreement requires the Company to pay QK $218,000, calls for the parties to resume their business relationship, with the Company giving QK certain price reductions in the products QK purchases from the Company for one year, and provides for the mutual release of both parties. The Company has recorded $218,000 to operating expenses and $32,000 to legal expense in the fourth quarter of fiscal 2004 relative to this matter.

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

Additionally, since the closing of the Avery transaction, various creditors and other third parties owed money by Avery have threatened to file lawsuits against Discount. To date, Discount has not been sued by any of these creditors or other third parties and their claims remain unliquidated. The Company intends to vigorously defend any actions filed against Discount. In the unlikely event that Discount is not permitted to offset liabilities paid against the obligation under the Sankary Note, the total amount that remains payable under the Sankary Note as of June 30, 2004, is $228,000. However, because the Company believes that it is entitled to offset any further liability under the Sankary Note, the Company has made no provision in the accompanying consolidated financial statements for resolution of the Sankary Suit. Similarly, because no other lawsuits have been filed nor any threatened to be filed, the Company has made no provision in the accompanying consolidated financial statements for resolution of any other claims against Discount.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of June 30, 2004 should have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Agreement between DrugMax, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

2.7	Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc. dated March 19, 2004, as amended. (19)

2.8	First Amendment to Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc., dated July 1, 2004. (19)

3.1	Restated Articles of Incorporation of DrugMax, Inc. filed September 5, 2001. (18)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. (16)

10.2	Employment Agreement by and between DrugMax, Inc. and Ronald J. Patrick dated April 1, 2003 (16)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated April 1, 2003. (16)

10.4	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.5	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.6	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. (15)

10.7	DrugMax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (17)

10.8	First Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated August 19, 2003. (19)

10.9	Second Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated March 31. 2004. (19)

10.10	Third Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated June 30, 2004. *

21.0	Subsidiaries of DrugMax, Inc. (18)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.
(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.
(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.
(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.
(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.
(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.
(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.
(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.
(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.
(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.
(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.
(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.
(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.
(15)	Incorporated by reference to the Company’s Form 10-K, filed July 15, 2003.
(16)	Incorporated by reference to the Company’s Form 10-K/A, filed July 29, 2003.
(17)	Incorporated by reference to the Company’s Definitive Proxy Statement filed September 8, 2003.
(18)	Incorporated by reference to the Company’s Form 10-Q, filed November 14, 2003.
(19)	Incorporated by reference to the Company’s Form 10-K, filed July 14, 2004.

(b) Reports on Form 8-K.

During the three months ended June 30, 2004, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DrugMax, Inc.

Date: August 6, 2004	By:	/s/ Jugal K. Taneja
Jugal K. Taneja
Chief Executive Officer

Date: August 6, 2004	By:	/s/ Ronald J. Patrick
Ronald J. Patrick
Chief Financial Officer and
Principal Accounting Officer

Date: August 6, 2004	By:	/s/ William L. LaGamba
William L. LaGamba
President and Chief
Operations Officer