Form 10-Q/A
period 2003-12-31
DRUGMAX INC
filed 2004-10-01
CIK 921878

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

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2003

Explanatory Note

DrugMax, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended December 31, 2003 to restate certain financial information for the quarter ended December 31, 2003 as a result of the premature recognition of a gain, in that quarter, relating to the Company’s lawsuit with Alliance Healthcare, Inc. The adjustment to the third quarter resulted in an increase in accounts payable of approximately $629,000 and an increase in cost of good sold of approximately $629,000. With the exception of the changes necessary to reflect the correction of the premature gain, no other information in the Quarterly Report on Form 10-Q for the period ended December 31,2003 has been supplemented, updated or amended.

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	(As Restated) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,900	$161,489
Restricted cash	—	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,247,468 and $1,253,826	13,624,445	11,339,842
Inventory	16,153,678	19,458,940
Due from affiliates	—	10,470
Deferred income tax asset	668,294	668,294
Prepaid expenses and other current assets	1,652,004	1,079,740

Total current assets	32,265,321	34,718,775

Property and equipment, net	1,163,268	767,550
Goodwill	13,105,000	13,105,000
Patents and trademarks	129,718	—
Notes receivable	496,172	625,329
Stockholders notes receivable	21,277	100,000
Net deferred income tax asset - long-term	749,336	749,336
Deferred financing costs, net	425,207	78,912
Other assets	135,202	95,660
Deposits	85,291	33,561

Total assets	$48,575,792	$50,274,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,214,936	$14,619,341
Accrued expenses and other current liabilities	350,202	415,065
Credit line payable	19,857,960	15,943,619
Current portion of long-term liabilities	215,632	470,176
Due to affiliates	—	4,377

Total current liabilities	30,638,730	31,452,578

Long-term debt and capital leases	184,073	35,847
Other long-term liabilities	—	501,561

Total liabilities	30,822,803	31,989,986

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized; no preferred shares issued or outstanding	—	—
Common stock, $.001 par value; 24,000,000 shares authorized; 7,178,976 shares issued and outstanding	7,177	7,120
Additional paid-in capital	41,058,727	40,967,355
Accumulated deficit	(23,312,915)	(22,690,338)

Total stockholders’ equity	17,752,989	18,284,137

Total liabilities and stockholders’ equity	$48,575,792	$50,274,123

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002
	(As Restated)		(As Restated)
Revenues	$50,245,129	$85,233,822	$171,093,405	$222,073,763
Cost of goods sold	48,806,637	83,350,640	165,532,150	215,929,273

Gross profit	1,438,492	1,883,182	5,561,255	6,144,490

Selling, general and administrative expenses	1,742,947	1,596,674	5,305,999	5,972,536
Amortization expense	—	—	—	18,000
Depreciation expense	61,325	72,517	167,791	220,048
Goodwill impairment loss	—	—	—	12,468,212

Total operating expenses	1,804,272	1,669,191	5,473,790	18,678,796

Operating (loss) income	(365,780)	213,991	87,465	(12,534,306)

Other income (expense)
Interest income	8,979	33,045	27,514	72,659
Other income	2,562	14,413	459,595	39,408
Interest expense	(269,402)	(226,263)	(1,197,151)	(806,583)

Total other (expense)	(257,861)	(178,805)	(710,042)	(694,516)

(Loss) income before income tax provision and equity earnings from unconsoliated subsidiary	(623,641)	35,186	(622,577)	(13,228,822)
Income tax provision	—	(24,853)	—	368,935
Equity earnings from unconsolidated subsidiary	2,162	—	2,162	—

Net (loss) income	$(621,479)	$10,333	$(620,415)	$(12,859,887)

Net (loss) income per common share - basic	$(0.09)	$0.00	$(0.09)	$(1.81)

Net (loss) income per common share - diluted	$(0.09)	$0.00	$(0.09)	$(1.81)

Weighted average shares outstanding - basic	7,178,976	7,160,938	7,160,938	7,119,172

Weighted average shares outstanding - diluted	7,178,976	7,281,265	7,160,938	7,119,172

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002
	(As Restated)
Cash flows from operating activities:
Net loss	$(620,415)	$(12,859,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of financing costs charged to interest expense	190,305	98,961
Depreciation and amortization	167,791	238,048
Minority interest	(2,162)	—
Goodwill impairment loss and intangible assets charge	—	12,468,212
Bad debt expense	—	908,769
Forgiveness of liability	(501,561)	—
Loss on disposal of assets	2,227	1,121
Increase in net deferred income tax asset	—	(369,135)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(2,290,149)	(3,848,399)
Inventory	3,529,905	2,787,821
Due from affiliates	10,470	593
Prepaid expense and other current assets	(580,744)	(1,060,307)
Other assets	8,525	2,780
Patents and trademarks	(3,034)	—
Shareholder notes receivable	78,723	—
Notes receivable	129,157	135,833
Deposits	(42,400)	(4,608)
Accounts payable	(5,001,834)	480,383
Accrued expenses and other current lliabilities	(79,994)	234,020

Net cash used in operating activities	(5,005,190)	(785,795)

Cash flows from investing activities:
Purchases of property and equipment	(248,120)	(36,159)
Proceeds from sale of property and equipment	—	2,756
Cash paid for acquisition of Avery	(34,071)	—

Net cash used in investing activities	(282,191)	(33,403)

Cash flows from financing activities:
Net change in restricted cash	2,000,000	—
Net change in cash due to reclassification of account	1,933	—
Net change under revolving line of credit agreement	3,914,341	1,422,137
Increase in deferred financing costs	(445,172)	(53,006)
Payments of long-term debt and capital leases	(173,933)	(509,121)
(Payments to) proceeds from affiliates	(4,377)	—

Net cash provided by financing activities	5,292,792	860,010

INCREASE IN CASH AND CASH EQUIVALENTS	5,411	40,812

Cash and cash equivalents at beginning of period	161,489	167,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166,900	$208,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS ACTIVITIES
Cash paid for interest	$1,006,846	$707,622

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of accounts receivable to notes receivable		$201,197

Asset acquired through long-term financing		$31,602

In April 2003, pursuant to the agreement with W.A. Butler & Company, the Company recorded the reversal of a long-term debt to W.A. Butler & Co.	$501,561

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

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002
	(As Restated)		(As Restated)
Net (loss) income reported	$(621,479)	$10,333	$(620,415)	$(12,857,887)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(912,270)	(165,490)	(1,510,685)	(496,467)

Pro forma net loss	$(1,533,749)	$(155,157)	$(2,131,100)	$(13,354,354)

Loss per common share as reported:
Basic	$(0.09)	$0.00	$(0.09)	$(1.81)
Diluted	$(0.09)	$0.00	$(0.09)	$(1.81)
Loss per common share - pro forma:
Basic	$(0.21)	$(0.02)	$(0.30)	$(1.88)
Diluted	$(0.21)	$(0.02)	$(0.30)	$(1.88)

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

The unaudited pro forma effect of the acquisition of Avery on the Company’s revenue, net income (loss) and net income (loss) per share for the three and nine months ended December 31, 2003 and 2002 had the acquisition occurred on April 1, 2002, are as follows:

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002
	(As Restated)		(As Restated)
Revenues	$50,245,129	$86,454,356	$172,198,068	$227,494,254
Net loss before tax benefit	(621,479)	(75,640)	(640,013)	(13,387,276)
Tax benefit	—	(24,853)	—	368,935
Net Income (loss)	(621,479)	(100,493)	(640,013)	(13,018,341)
Loss per common share - basic	(0.09)	(0.01)	(0.09)	(1.88)
Loss per common share - diluted	(0.09)	(0.01)	(0.09)	(1.83)

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

NOTE F - DEBT

On April 15, 2003, the Company obtained from Congress Financial Corporation (“Congress”) a $40 million revolving line of credit and a $400,000 term loan. The Congress credit facility along with the Mellon Bank N.A. (“Mellon”) restricted cash account of $2 million were used to satisfy the outstanding line of credit and term loan with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon.. The Congress revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The Congress credit facility is collateralized by all of the Company’s assets. The line of credit is for a term of 36 months, and the term note is payable over the same 36-month period. The Congress credit facility imposes certain restrictive covenants on Tangible Net Worth and EBITDA. At December 31, 2003, as restated, the Company was not in compliance with the EBITDA and tangible net worth covenants. All costs associated with the Congress credit facility will be amortized as interest expense over the term of the loan. The outstanding balance on the revolving line of credit and term loan were approximately $19,900,000 and $311,000, respectively, at December 31, 2003. At December 31, 2003, the interest rate on the revolving line of credit and term loan was 4.5%.

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

NOTE G - SEGMENT INFORMATION

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

Gross Profit. The Company achieved gross profit of approximately $1.4 million and $5.6 million for the three and nine months ended December 31, 2003, respectively, compared to approximately $1.9 million and $6.1 million for the three and nine months ended December 31, 2002, respectively. The Company’s margin, as a percentage of revenue, was 2.9% and 3.3% for the three and nine months ended December 31, 2003, respectively, and 2.2% and 2.8% for the three and nine months ended December 31, 2002, respectively. The increase in gross margin percentage for the three and nine months ended December 31, 2003 over the gross margin percentage for the three and nine months ended December 31, 2002 was primarily due the increased percentage of total sales of the more profitable generic, over the counter and respiratory product sales as compared to the lower margin brand pharmaceutical sales. Generic sales represented approximately 5.5% and 5.9% of the total sales for the three and nine months ended December 31, 2003, respectively, as compared to approximately 3.6% and 4.8% of the total sales for the three and nine months ended December 31,2002, respectively. Emphasis on generic sales continues to be part of the Company’s focus to improve gross profit.

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

Net (loss) income per share. EPS is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net loss per share for the three and nine months ended December 31, 2003 was ($.09) per basic and diluted shares, compared to a net income of $.00 and a net loss of ($1.81) per basic and diluted share, respectively, for the three and nine months ended December 31, 2002. The Company had issued and outstanding 1,515,817 and 1,434,048 options to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the three and nine months ended December 31, 2003. These anti-dilutive shares could potentially dilute the basic EPS in the future. Shares of common stock used in the calculation of basic and dilutive net loss per share for the nine months ended December 31, 2003 were 7,160,938.

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

Financial Condition, Liquidity and Capital Resources

The Company has working capital and cash and cash equivalents of approximately $1.6 million and $.02 million, respectively, at December 31, 2003.

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

DrugMax, Inc.

Date: September 28, 2004	By:	/s/ Jugal K. Taneja
Jugal K. Taneja
Chief Executive Officer

Date: September 28, 2004	By:	/s/ Ronald J. Patrick
Ronald J. Patrick
Chief Financial Officer, Vice President of Finance, Secretary and Treasurer

Date: September 28, 2004	By:	/s/ William L. LaGamba
William L. LaGamba
President and Chief Operations Officer