Form 10-K/A
period 2004-03-31
DRUGMAX INC
filed 2004-10-01
CIK 921878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Company’s Annual Report on Form 10-K for the year period ended March 31, 2004, filed on July 14, 2004, and is being filed to respond to certain comments received by the Company from the Staff of the Securities and Exchange Commission (“SEC”) in connection with its review of the Company’s Proxy Statement on Schedule 14A (file number 001-15445). The changes in this Amendment No. 1 primarily relate to Management’s Discussion and Analysis, wherein the Company has expanded its disclosure to clarify the reasons for the changes and trends impacting its revenue, inventories and costs. In addition, Amendment No. 1 contains changes required to:

•	clarify in the Risk Factor section that the Company is subject to various legal proceedings;
•	clarify the damages demanded by the plaintiffs in the Company’s legal proceedings;
•	highlight, in the Overview section of Management’s Discussion and Analysis, that the Company’s officers have concluded that the Company’s disclosure controls and procedures needed improvement and were not effective;
•	clarify under the heading Critical Accounting Policies and Estimates that revenue is recorded net of sales returns and allowances and that sales returns and allowances are estimated based on historical information;
•	set forth, under the heading Quantitative and Qualitative Disclosure About Market Risk, an analysis of the impact of a change in interest rates on the Company; and
•	attach as exhibits the Company’s real property leases.

For convenience and ease of reference, the Company is filing this Annual Report in its entirety with the applicable changes. However, except as otherwise expressly stated herein, this Amendment No. 1 continues to speak as of the date of the original Form 10-K filing and does not reflect events occurring after the filing of the original Form 10-K, or amend, modify or update in any way disclosures contained in the original Form 10-K. All of the information contained in this Amendment No. 1 and the Company’s original Form 10-K is subject to updating and supplementing as provided in reports filed by the Company with the Securities and Exchange Commission subsequent to the filing date of the original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s subsequent filings with the SEC.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, the Company’s disclosure controls and procedures needed improvement and were not adequately effective. See, “Risk Factors.”

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

The Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, the Company’s disclosure controls and procedures needed improvement and were not adequately effective. If the disclosure controls and procedures are not improved and made more effective, then information required to be disclosed in the Company’s financial statements may not be recorded, processed, summarized or reported within the appropriate time periods and may periodically result in a misstatement of the financial statements, and possibly such information will not be accumulated and communicated to the Company’s management to allow for timely decisions. See Item 9A. Controls and Procedures.

The Company is subject to legal proceedings.

The Company currently is subject to various material legal proceedings the most material of which is its lawsuit with Phil & Kathy’s, Inc. d/b/a Alliance Wholesale Distributors (“Alliance”), pursuant to which Alliance is seeking, based on claims of breach of contract, to recover the non-payment of open invoices approximating $2,000,535. The Company has filed an answer and counterclaim, in which it seeks to recover lost profits and other damages relating to the purchase of twenty bottles of Lipitor from Alliance. Similarly, Valley Drug Company, one of the Company’s subsidiaries, also has filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated the lawsuit against Valley by QK Healthcare, Inc. At March 31, 2004, the amount that the Company recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. While the Company has recorded the foregoing trade payable, it continues to assess the extent of its full damages and cannot at this time reasonably estimate the total future possible loss that it will sustain as a result of the Alliance complaint or the possible recovery through the Company’s counterclaim or Valley’s consolidated action. The Company intends to vigorously defend Alliance’s breach of contract action and prosecute its counterclaim. Although the Company intends to defend itself vigorously, any of the legal proceedings to which it is a party could have a negative impact on the Company’s operations, liquidity and financial condition. See “Item 3. Legal Proceedings.”

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

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT”), in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In December 2003, a Settlement Agreement and Release (the “Release”) was executed by HCT and the Company whereby HCT and the Company unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to the Company in consideration for the Release. There has been little activity by Messrs. Miller and Fagala with regard to this matter, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company cannot reasonably estimate any possible future loss or recovery as a result of this matter. While it is known that the plaintiffs are seeking 38,809 shares of DrugMax stock and monetary damages for breach of contract and conversion, the Company is unable to estimate the exact amount of the damages sought by the plaintiffs as they have not yet made a demand for a specific amount of damages. Accordingly, the Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

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

On November 12, 2003, Phil & Kathy’s, Inc. d/b/a Alliance Wholesale Distributors (“Alliance”) served a complaint against the Company seeking to recover the non-payment of open invoices approximating $2,000,535, based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, the Company filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the purchase of twenty bottles of Lipitor from Alliance, which the Company later sold to QK. The Company intends to vigorously defend Alliance’s breach of contract action and prosecute the counterclaim. Valley also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated the lawsuit against Valley by QK in New York. At March 31, 2004, the amount that the Company recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. Under the Company’s indemnification agreement with Alliance, pursuant to which Alliance is required to indemnify the Company for all losses, expenses and damages sustained by the Company as a result of product sold to the Company by Alliance, and the Company’s right to offset its losses, expenses and damages against any amounts due to Alliance, the Company has reduced the payable to Alliance by the cost of the faulty Lipitor sold by Alliance to the Company plus the settlement and litigation expenses incurred by the Company directly as a result of the Lipitor. While the Company has recorded the foregoing trade payable, it continues to assess the extent of its full damages and cannot at this time reasonably estimate the total future possible loss that it will sustain as a result of the Alliance complaint or the possible recovery through the Company’s counterclaim or Valley’s consolidated action.

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

The net decrease in revenues were the result of several factors:

1. General.    As stated previously under the heading “Business,” the Company’s products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical- surgical supply distributors, and the development of large, sophisticated purchasing groups. As a result, the Company’s revenues and profit margins have been negatively impacted, particularly with regard to branded drugs. In the fiscal year ended March 31, 2004, the Company’s revenues and profit margins were also negatively impacted by:

•	changes in vendor programs affecting alternate source customers;
•	drug manufacturers’ reductions of wholesale buying opportunities;

•	continuing efforts by drug manufacturers and others to eliminate forward buying by wholesalers; and
•	the loss of business related to the QK Healthcare lawsuit and the negative publicity stemming from the lawsuit.

An alternate source customer is a licensed distributor that is not designated as an authorized distributor of a manufacturer. DrugMax generally is an authorized distributor for many of its manufacturer/suppliers, but many of DrugMax’s wholesale customers are not. Buying opportunities occur when manufacturers announce that wholesalers with whom they conduct business may purchase inventory at favorable prices if they are willing to purchase more than their usual inventory of product. Forward buying is a speculative purchasing strategy employed in the industry to purchase inventory in advance of expected price increases.

In 2003, QK Healthcare, who had previously been a large wholesale (i.e., non-core) customer of the Company, sued the Company in connection with the sale by the Company of 20 bottles of allegedly counterfeit Lipitor (which the Company had acquired from another wholesaler), and subsequently ceased doing business with the Company. This lawsuit has now been settled, and pursuant to the settlement agreement, among other things, QK Healthcare and the Company have agreed to resume their business relationship, with DrugMax providing QK Healthcare price discounts for one year. See, “Legal Proceedings.”

2. Branded Drugs.    Sales of branded drugs were particularly hard hit by the market forces discussed above. Branded drug sales declined by approximately $73 million in fiscal 2004 as compared to fiscal 2003. Although it is not possible for the Company to quantify in detail the negative impact that each of the market forces had on sales of branded drugs in 2004, the Company estimates that of the total $73 million decline in sales of branded drugs in 2004, the following items had the following impact on the Company:

•	the QK lawsuit and the negative publicity stemming from the lawsuit caused a decrease in revenues of approximately $13 million;
•	the reduction in forward buying by wholesalers, the reduction of wholesale buy in opportunities by manufacturers, and the changes in vendor programs effecting alternate source customers, jointly caused a decrease in revenues of approximately $22 million; and
•	the increased use of managed care by patients, the highly competitive nature of the pharmaceutical wholesale business, the Company’s credit and collection problems with regard to certain of its customers and the loss of income from expensive drugs whose patents have expired, jointly caused a decrease in revenues of approximately $38 million.

3. Generics.    As a result of the continuing pressures on the sale of branded drugs and the resulting decreasing profit margins on the sale of branded drugs, the Company has implemented a business strategy aimed at increasing its margins while reducing costs by focusing on higher-margin products. In general, branded drug products experience smaller margins than generic, over-the-counter and other products. The Company is implementing this strategy by focusing on its core business of servicing independent pharmacies, hospitals and small chain stores, and de-emphasizing sales to warehouse customers, which generate high-volume revenue, but nominal gross profit.

However, despite the implementation of this strategy, in 2004 the Company experienced a decrease in the sale of generic products. In 2004, while the Company increased sales of generic products to approximately 6% of total sales as compared to approximately 5% in the prior year, sales of generics decreased $1.9 million in fiscal 2004 as compared to fiscal 2003. This decrease was almost entirely caused by credit and collection problems related to various customers of the Company. DrugMax ceased making sales to these customers, as it was unwilling to continue to extend credit to these customers, and, in 2004, the replacement of sales to new customers were not sufficient to cover the loss of these customers. The Company’s sale of generic products was also negatively impacted to a much smaller degree by the restructuring of the Company’s telemarketing department focused on generic drugs, which was relocated from the Clearwater headquarters to the Valley Drug facility in fiscal 2004.

The process required the hiring and training of new personnel. Finally, the Company also witnessed continuing price pressure on certain generic drugs in fiscal 2004 caused by the entry into the market of multiple generic drug manufacturers.

4. Over the Counter and Other.    During fiscal 2004, over-the-counter and other sales amounted to approximately $5.6 million, as compared to approximately $8.6 million for fiscal 2003, and approximately $6.2 million in fiscal 2002. The decline of the revenues recognized from the over-the-counter and other products was caused by the Company’s lesser degree of participation in special buy-in programs offered by manufacturers. Manufacturers have, because of current competitive market conditions, reduced the number of special buy-in opportunities offered to wholesalers. As stated above, buy-in opportunities are opportunities provided from time-to-time by manufacturers to purchase greater than normal volumes of product prior to planned price increases by the manufacturers. Further, when these buy-in opportunities are offered by manufacturers, often times they require a volume of purchasing that exceeds the Company’s needs or abilities to acquire. Management believes this trend in reduced buying opportunities will continue in the near future.

5. Respiratory Vial Products.    In fiscal 2004, the Company generated approximately $723,000 in revenues from the respiratory vial business as a result of the acquisition of Avery Pharmaceuticals in May 2003. The Company subcontracts its productions to a specialty manufacturer. Gross margins expected on the sales of the respiratory vial business are estimated between 10-25%.

6. Sales Strategy.    Going forward, management remains committed to its strategy of focusing on its higher margin products and its core customers (i.e., independent pharmacies, hospitals and small chain stores). To increase its sales, particularly of its higher-margin products, the Company intends to:

•	continue to negotiate with generic drug manufacturers to improve product availability and pricing;
•	continue to train and improve its telemarketing sales department for generic specials; and
•	continue to train and improve its sales staff’s to increase sales of DrugMax’s recently acquired respiratory vial business.

While there can be no assurances, the Company also believes that its proposed merger with FMG will result in higher revenues and margins, resulting from various purchasing benefits and costs savings to the Company. See “Business” and “Risk Factors.”

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

The Company had issued and outstanding 2,220,479 options to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-

dilutive and not included in the computation of diluted EPS for the fiscal year ended March 31, 2004. These anti-dilutive shares could potentially dilute the basic EPS in the future.

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

Item  7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At March 31, 2004, the Company’s outstanding debt with Congress was approximately $16.9 million on the line of credit and $.3 million on the term loan. The interest rates charged on the line of credit and term loan currently bear interest at the rate of 0.5% per annum in excess of the Prime Rate. The Company is at risk of increased interest rates due to fluctuations in the Prime Rate, contingent upon economic conditions. At March 31, 2004, the interest rate charged on the line of credit and term loan was 4.5%. The company manages its risk by choosing the most advantageous interest option offered by its lender. At March 31, 2004, based on the amount of debt outstanding as of such date (i.e., $17.2 million), a 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $172,000. See “Managements Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

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

The Company accepts return of product from its customers for product which is saleable, in unopened containers and carries a current date. Revenue is recorded net of sales returns and allowances. Sales returns and allowances are estimated based on historical information. Generally, product returns are received via the Company’s own delivery vehicles, thereby eliminating a direct shipping cost from being incurred by the customer or the Company. Depending on the length of time the customer has held the product, the Company may charge a handling and restocking fee. The percentage of product sales returns to the Company is less than 1% of gross revenues for each of the fiscal years ended March 31, 2004, 2003 and 2002. The Company has no sales incentive or rebate programs with its customers. The Company does not bill companies for shipping costs. Such costs are included in cost of goods sold.

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

Litigation

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT”), in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In December 2003, a Settlement Agreement and Release (the “Release”) was executed by HCT and the Company whereby HCT and the Company unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to the Company in consideration for the Release. There has been little activity by Messrs. Miller and Fagala with regard to this matter, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company cannot reasonably estimate any possible future loss or recovery as a result of this matter. While it is known that the plaintiffs are seeking 38,809 shares of DrugMax stock and monetary damages for breach of contract and conversion, the Company is unable to estimate the exact amount of the damages sought by the plaintiffs as they have not yet made a demand for a specific amount of damages. Accordingly, the Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

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

/s/  DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

June 27, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED MARCH 31, 2004

DESCRIPTION	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Other		Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended March 31,
2004	$1,253,829	$1,388,627		$15,840	(A)	$41,160	$2,617,136
2003	340,575	1,114,539		(50,000	)(B)	151,285	1,253,829
2002	381,944	35,757		62,750	(C)	139,876	340,575
Allowances for doubtful notes and other receivables:
Year ended March 31,
2004	$102,000	$797,594		$-		$-	$899,594
2003	102,000	-		-			102,000
2002	-	165,000		-		63,000	102,000
Valuation allowance on deferred tax assets:
Year ended March 31,
2004	$580,100	$3,928,055	(D)	$-		$-	$4,508,155
2003	-	580,100	(D)	-		-	580,100
2002	1,458,500	-		-		1,458,500	-

(A)	Related to allowance previously included in the accounts receivable of Avery at acquisition.
(B)	Provision for other receivable included in bad debt expense.
(C)	Recovery of debt previously written off.
(D)	Increase in amount of deferred income tax asset for which realization is not considered more likely than not.

3.	Exhibits

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Agreement between DrugMax, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

2.7	Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc. dated March 19, 2004, as amended. (19)

2.8	First Amendment to Agreement and plan of Merger between DrugMax, Inc. and Family Meds Group, Inc., dated July 1, 2004. (19)

3.1	Restated Articles of Incorporation of DrugMax, Inc. filed September 5, 2001. (18)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. (16)

10.2	Employment Agreement by and between DrugMax, Inc. and Ronald J. Patrick dated April 1, 2003 (16)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated April 1, 2003. (16)

10.4	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.5	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.6	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. (15)

10.7	DrugMax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (17)

10.8	First Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., together with its subsidiaries, Valley Drug Company, Valley Drug Company South, and Discount Rx, Inc., dated August 19, 2003. (19)

10.9	Second Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., together with its subsidiaries, Valley Drug Company, Valley Drug Company South, and Discount Rx, Inc., dated March 31, 2004. (19)

10.10	Commercial Lease between Becan Development LLC and Valley Drug Company, dated January 1, 2004.*

10.11	Commercial Lease between River Road Real Estate, LLC and DrugMax, Inc. dated October 18, 2001.*

21.0	Subsidiaries of DrugMax, Inc. (18)

23.1	Consent of BDO Seidman, LLP*

23.2	Consent of Deloitte & Touche, LLP*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(15)	Incorporated by reference to the Company’s Form 10-K, filed July 15, 2003.

(16)	Incorporated by reference to the Company’s Form 10-K/A, filed July 29, 2003.

(17)	Incorporated by reference to the Company’s Definitive Proxy Statement filed September 8, 2003.

(18)	Incorporated by reference to the Company’s Form 10-Q, filed November 14, 2003.

(19)	Incorporated by reference to the Company’s Form 10-K, filed July 14, 2004.

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

DRUGMAX, INC.

Dated: September 28, 2004	By	/s/ Jugal K. Taneja Jugal K. Taneja, Chief Executive Officer and Chairman of the Board

Dated: September 28, 2004	By	/s/ William L. LaGamba William L. LaGamba, President and Chief Operating Officer

Dated: September 28, 2004	By	/s/ Ronald J. Patrick Ronald J. Patrick, Chief Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

By: /s/ Jugal K. Taneja Jugal K. Taneja	Chairman of the Board, Chief Executive Officer and Director	September 28, 2004

By: /s/ William L. LaGamba William L. LaGamba	President, Chief Operating Officer and Director	September 28, 2004

By: /s/ Ronald J. Patrick Ronald J. Patrick	Chief Financial Officer, Principal Accounting Officer and Director	September 28, 2004

By: /s/ Dr. Howard L. Howell, DDS Dr. Howard L. Howell, DDS	Director	September 28, 2004

By: /s/ Robert G. Loughrey Robert G. Loughrey	Director	September 28, 2004

By: /s/ Martin Sperber Martin Sperber	Director	September 28, 2004