Form 10-Q/A
period 2004-06-30
DRUGMAX INC
filed 2004-10-01
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 12, 2004, and is being filed to respond to certain comments received by the Company from the Staff of the Securities and Exchange Commission (“SEC”) in connection with its review of the Company’s Proxy Statement on Schedule 14A (file number 001-15445). The changes in this Amendment No. 1 primarily relate to Management’s Discussion and Analysis, wherein the Company has expanded its disclosure to clarify the reasons for the changes and trends impacting its revenue, inventories and costs. In addition, Amendment No. 1 contains changes required to:

•	clarify the damages demanded by the plaintiffs in the Company’s litigation with Sterling Miller and Jimmy L. Fagala;
•	highlight, in the Overview section of Management’s Discussion and Analysis, that the Company’s officers have concluded that the Company’s disclosure controls and procedures needed improvement and were not effective;
•	clarify under the heading Critical Accounting Policies and Estimates that revenue is recorded net of sales returns and allowances and that sales returns and allowances are estimated based on historical information; and
•	set forth, under the heading Quantitative and Qualitative Disclosure About Market Risk, an analysis of the impact of a change in interest rates on the Company.

For convenience and ease of reference, the Company is filing this Quarterly Report in its entirety with the applicable changes. However, except as otherwise expressly stated herein, this Amendment No. 1 continues to speak as of the date of the original Form 10-Q filing and does not reflect events occurring after the filing of the original Form 10-Q, or amend, modify or update in any way disclosures contained in the original Form 10-Q. All of the information contained in this Amendment No. 1 and the Company’s original Form 10-Q is subject to updating and supplementing as provided in reports filed by the Company with the Securities and Exchange Commission subsequent to the filing date of the original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s subsequent filings with the SEC.

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

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003
Revenues	$39,993,420	$60,659,545

Cost of goods sold	38,791,676	58,672,332

Gross profit	1,201,744	1,987,213

Selling, general and administrative expenses	1,771,787	1,741,552
Amortization expense	2,800	—
Depreciation expense	62,467	52,502

Total operating expenses	1,837,054	1,794,054

Operating (loss) income	(635,310)	193,159

Other income (expense)
Interest income	13,271	9,709
Other income	3,342	434,016
Interest expense	(257,294)	(672,612)

Total other expense	(240,681)	(228,887)

Loss before income tax provision and equity (loss) from unconsolidated subsidiary	(875,991)	(35,728)
Income tax provision	—	—
Equity (loss) from unconsolidated subsidiary	(87)	—

Net loss	$(876,078)	$(35,728)

Net loss per common share - basic	$(0.11)	$(0.01)

Net loss per common share - diluted	$(0.11)	$(0.01)

Weighted average shares outstanding - basic	8,191,363	7,130,475

Weighted average shares outstanding - diluted	8,191,363	7,130,475

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

NOTE H - PENDING MERGER

On March 19, 2004, the Company entered into an Agreement and Plan of Merger with Familymeds Group, Inc., a Connecticut Company (“FMG”), as amended on July 1, 2004, pursuant to which FMG will be merged with and into the Company, with the Company being the surviving company. FMG is a pharmacy chain with a strategy of locating pharmacies at or near a patient’s point of medical care. FMG operates more than 76 pharmacies in 14 states. Many of these pharmacies are located at or near the point of care between physicians and patients, many times inside or near medical office buildings. Across these distribution channels, FMG annually services over 400,000 acute and chronically ill patients, many with complex specialty and medical product needs. The principal executive offices of FMG are located at 312 Farmington Avenue, Farmington, CT 06032. If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of the issued and outstanding shares of the Company immediately after the merger, assuming the vesting of all restricted shares issued in connection with the merger. In addition, at the closing of the merger, the Company will issue warrants to the FMG stockholders and certain FMG warrant holders and note holders entitling them to purchase certain additional shares of the Company common stock. There can be no assurance that the merger will be consummated.

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

The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, the Company’s disclosure controls and procedures needed improvement and were not adequately effective. See, “Item 4. Controls and Procedures.”

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

Results of Operations

For the Three Months Ended June 30, 2004 and 2003.

	For the Three Months Ended June 30:
	2004	As % of revenues	2003	As % of revenues
Revenues	$39,993,420		$60,659,545
Gross profit	1,201,744	3.0%	1,987,213	3.3%
Loss before tax (expense) benefit and equity (loss) from unconsolidated subsidiary.	(875,991)		(35,728)
Net loss	(876,078)		(35,728)
Basic loss per weighted average share	(0.11)		(0.01)

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

The net decrease in revenues were the result of several factors:

1. General. As stated previously, the Company’s products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. As a result, the Company’s revenues and profit margins have been negatively impacted, particularly with regard to branded drugs. In the three months ended June 30, 2004, the Company’s revenues and profit margins were also negatively impacted by:

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

In 2003, QK Healthcare, who had previously been a large wholesale (i.e., non-core) customer of the Company, sued the Company in connection with the sale by the Company of 20 bottles of allegedly counterfeit Lipitor (which the Company had acquired from another wholesaler), and subsequently, in May 2003, ceased doing business with the Company. This lawsuit has now been settled. Pursuant to the settlement agreement between QK and DrugMax, QK has committed to purchasing $30 million of product from DrugMax for one year starting in July 2004, and DrugMax has agreed to provide QK with discounted prices during this one-year period. Accordingly, in July and August 2004, QK purchased approximately $1 million and $1.5 million, respectively, of product from DrugMax. DrugMax expects this trend to continue, but the actual amount purchased by QK in any period will depend on demand and availability. After the one-year settlement period, DrugMax anticipates that its business with QK will continue in line with its historical relationship, which has approximated an average of $30 million in sales to QK since 2000, and thus, while there can be no assurances, DrugMax does not currently expect any continuing negative impact from its dispute with QK. See, “Legal Proceedings.”

2. Branded Drugs. Sales of branded drugs were particularly hard hit by the market forces discussed above. Branded drug sales declined by approximately $19.7 million in the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003. Although it is not possible for the Company to quantify in detail the negative impact that each of the market forces had on sales of branded drugs during the three months ended June 30, 2004, the Company estimates that of the total $19.7 million decline in sales in branded drugs, the following items had the following impact on the Company:

•	the QK lawsuit caused a decrease in revenues of approximately $9 million;

•	the reduction in forward buying by wholesalers, the reduction of wholesale buy in opportunities by manufacturers, and the changes in vendor programs effecting alternate source customers, jointly caused a decrease in revenues of approximately $4 million; and

•	the increased use of managed care by patients, the highly competitive nature of the pharmaceutical wholesale business, the Company’s credit and collection problems with regard to certain of its customers and the loss of income from expensive drugs whose patents have expired, jointly caused a decrease in revenues of approximately $6 million.

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

However, despite the implementation of this strategy, the Company’s sale of generic drugs decreased by approximately $1.3 during the three months ended June 30, 2004 as compared to the three months ended June 30 2003. This decrease was almost entirely caused by credit and collection problems related to various customers of the Company. DrugMax ceased making sales to these customers, as it was unwilling to continue to extend credit to the customers, and, in three months ended June 30, 2004, the replacement of sales to new customers were not sufficient to cover the loss of these customers. The Company’s sale of generic products was also negatively impacted to a much smaller degree by the restructuring of the Company’s telemarketing department focused on generic drugs, which was relocated from the Clearwater headquarters to the Valley Drug facility in fiscal 2004. The process required the hiring and training of new personnel. Finally, the Company also witnessed continuing price pressure on certain generic drugs in fiscal 2004 caused by the entry into the market of multiple generic drug manufacturers.

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

While there can be no assurances, the Company also believes that its proposed merger with FMG will result in higher revenues and margins and result in various purchasing benefits and costs savings to the Company.

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

Further, if the merger is consummated, the combined company will inherit the debt and obligations of FMG. FMG has incurred significant losses and negative cash flow in the past. Further, unless restructured in connection with the merger, FMG’s senior collateralized revolving credit facility with General Electric Capital Corporation (“General Electric”), and its debt under that facility will mature on August 31, 2004. As of June 26, 2004, the amount outstanding under the General Electric facility was approximately $26.9 million. These facts raise doubt about FMG’s ability to continue as a going concern. FMG’s auditor has issued a going concern opinion, in part as a result of its credit facility having a maturity date of less than one year. While management believes that the merger offers the combined company a greater opportunity than either company individually would have to improve its financial position, for the reasons discussed under the heading “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2004, there can be no assurance that management will be able to integrate the two companies or that the anticipated benefits of the merger will be realized. If the Company and FMG fail to integrate the companies, achieve its business plan, realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, its working capital and financial condition will be materially negatively impacted.

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

In the event the merger with FMG is not consummated, management believes the Company has sufficient capital resources from its current credit facility with Congress, which expires in April 2006, and capital injected into the Company during the fourth quarter 2004, to fund the Company’s operations for the next twelve months in spite of the negative $2.0 million working capital position reported at June 30, 2004. Management’s long-range viewpoint believes that the growth and capital needs of the Company will be met through primarily achieving positive results from its business model, utilization of available debt financing from its Congress bank facility and periodically looking for new capital in the equity markets.

Net cash provided by operating activities was approximately $2.5 million for the three months ended June 30, 2004. Cash was provided primarily by decreases in accounts receivables, notes receivable, deposits, and an increase in accounts payable; offset by increases in inventory, prepaid expense and other current assets, and accrued expense and other current liabilities. The decrease in accounts receivable was caused by a decrease in sales during the quarter. Despite the decrease in sales during the quarter, inventory increased for the following reasons:

•	The Company is transitioning its distribution center from Pittsburgh to Louisiana. During the transition, which is expected to be completed by September 30, 2004, inventory levels must be maintained at each warehouse at sufficient levels to service the remaining customer base, resulting in some necessary duplication;

•	Valley Drug Company, one of the Company’s subsidiaries, is a primary wholesaler, and as such is required to fill approximately 96% of its customers’ daily purchase orders. This requires Valley Drug to maintain an inventory of a full range of products. Further, because of the business model of some of its customers, such as hospitals, which require a complex formulary of all types of drugs for the treatment of various diseases, Valley Drug is required to carry a vast range of products. Also, to avoid shipping costs from its manufacturers, Valley Drug is required to purchase minimum quantities, even when sales are sluggish.

•	The Company was successful in the quarter ended June 30, 2004 in landing several new accounts to replace some of the lost sales of both brand and generic products. Sales to the new customers began in July, 2004, and additional inventory was purchased and staged to meet the demand of the new customers in June 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could effect its results of operations and financial condition. At June 30, 2004, the Company’s outstanding debt with Congress was approximately $14.6 million on the line of credit and $.2 million on the term loan. The interest rates charged on the line of credit and term loan currently bear interest at the rate of 0.5% per annum in excess of the Prime Rate. The Company is at risk of increased interest rates, due to fluctuations in the Prime Rate, contingent upon economic conditions. At June 30, 2004, the interest rate charged on the line of credit and term loan was 4.5%. At June 30, 2004, based on the amount of debt outstanding as of such date (i.e., $14.8 million), a 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $148,000. The company manages its risk by choosing the most advantageous interest option offered by its lender. See “Managements Discussion and Analysis of Financial

Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Agreement between DrugMax, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

2.7	Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc. dated March 19, 2004, as amended. (19)

2.8	First Amendment to Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc., dated July 1, 2004. (19)

3.1	Restated Articles of Incorporation of DrugMax, Inc. filed September 5, 2001. (18)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. (16)

10.2	Employment Agreement by and between DrugMax, Inc. and Ronald J. Patrick dated April 1, 2003 (16)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated April 1, 2003. (16)

10.4	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.5	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.6	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. (15)

10.7	DrugMax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (17)

10.8	First Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated August 19, 2003. (19)

10.9	Second Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated March 31. 2004. (19)

10.10	Third Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated June 30, 2004. (20)

21.0	Subsidiaries of DrugMax, Inc. (18)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.
(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.
(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.
(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.
(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.
(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.
(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.
(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.
(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.
(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.
(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.
(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.
(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.
(15)	Incorporated by reference to the Company’s Form 10-K, filed July 15, 2003.
(16)	Incorporated by reference to the Company’s Form 10-K/A, filed July 29, 2003.
(17)	Incorporated by reference to the Company’s Definitive Proxy Statement filed September 8, 2003.
(18)	Incorporated by reference to the Company’s Form 10-Q, filed November 14, 2003.
(19)	Incorporated by reference to the Company’s Form 10-K, filed July 14, 2004.
(20)	Incorporated by reference to the Company’s Form 10-Q, filed August 12, 2004.

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