Form 10-Q
period 2004-09-30
DRUGMAX INC
filed 2004-11-12
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 8, 2004 there were 8,201,886 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004

DRUGMAX, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$345,891	$2,787,793
Accounts receivable, net of allowance for doubtful accounts of $1.3 million and $2.6 million, respectively.	12,908,880	11,696,387
Inventory	13,658,314	16,370,969
Prepaid expenses and other current assets	2,162,211	1,608,531

Total current assets	29,075,296	32,463,680

Property and equipment, net	1,542,036	1,409,602
Goodwill	13,105,000	13,105,000
Notes receivable, net of allowance of $.7 million.	16,755	40,843
Stockholders notes receivable	21,277	21,277
Intangible assets, net	670,822	658,845
Other assets	50,522	50,625
Deposits	500,170	108,215

Total assets	$44,981,878	$47,858,087

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,177,730	$14,339,752
Accrued expenses and other current liabilities	409,184	1,853,823
Credit line payable	11,979,538	17,251,194
Current portion of long-term liabilities	131,378	192,222

Total current liabilities	32,697,830	33,636,991

Long-term debt and capital leases	89,490	157,950

Total liabilities	32,787,320	33,794,941

Stockholders’ equity:
Preferred stock, $.001 par value, 2,000,000 shares authorized, no preferred shares issued or outstanding.	—	—
Common stock, $.001 par value; 24,000,000 shares authorized, 8,196,652 and 8,189,986 shares issued outstanding, respectively.	8,196	8,189
Additional paid-in capital	43,781,542	43,784,716
Accumulated deficit	(31,595,180)	(29,729,759)

Total stockholders’ equity	12,194,558	14,063,146

Total liabilities and stockholders’ equity	$44,981,878	$47,858,087

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Six Months Ended September 30, 2004	For the Six Months Ended September 30, 2003
Revenues	$42,854,146	$60,188,732	$82,847,566	$120,848,276

Cost of goods sold	41,470,967	58,053,185	80,262,643	116,725,513

Gross profit	1,383,179	2,135,547	2,584,923	4,122,763

Selling, general and administrative expenses	2,044,662	1,821,498	3,816,449	3,563,052
Amortization expense	4,200	—	7,000	—
Depreciation expense	62,269	53,964	124,736	106,466

Total operating expenses	2,111,131	1,875,462	3,948,185	3,669,518

Operating (loss) income	(727,952)	260,085	(1,363,262)	453,245

Other income (expense)
Interest income	8,886	9,954	22,157	18,535
Other income	3,727	21,889	7,069	457,033
Interest expense	(273,990)	(255,137)	(531,284)	(927,749)

Total other expense	(261,377)	(223,294)	(502,058)	(452,181)

Loss before income tax provision and equity (loss) from unconsolidated subsidiary	(989,329)	36,791	(1,865,320)	1,064
Income tax provision	—	—	—	—
Equity (loss) from unconsolidated subsidiary	(16)	—	(103)	—

Net loss	$(989,345)	$36,791	$(1,865,423)	$1,064

Net loss per common share - basic	$(0.12)	$0.01	$(0.23)	$0.00

Net loss per common share - diluted	$(0.12)	$0.01	$(0.23)	$0.00

Weighted average shares outstanding - basic	8,192,004	7,176,315	8,193,277	7,153,208

Weighted average shares outstanding - diluted	8,192,004	7,283,130	8,193,277	7,223,164

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30, 2004	For the Six Months Ended September 30, 2003
Cash flows from operating activities:
Net (loss) income	$(1,865,423)	$1,064
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of financing costs charged to interest expense	110,026	143,060
Depreciation and amortization	131,736	106,466
Bad debt expense	61,319	—
Forgiveness of liability	—	(501,561)
Equity loss on unconsolidated subsidiary	103	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,273,812)	(2,279,377)
Inventory	2,712,655	1,148,415
Due from affiliates	—	10,470
Prepaid expense and other current assets	(553,680)	(107,914)
Other assets	—	5,750
Notes receivable	24,088	105,681
Deposits	(391,955)	(52,752)
Accounts payable	5,837,978	(2,354,146)
Accrued expenses and other current liabilities	(1,444,639)	(109,783)

Net cash provided by (used in) operating activities	3,348,396	(3,884,627)

Cash flows from investing activities:
Purchases of property and equipment	(257,167)	(80,350)
Cash paid for acquisition of Avery	—	(34,071)

Net cash used in investing activities	(257,167)	(114,421)

Cash flows from financing activities:
Net change in restricted cash	—	2,000,000
Net change in cash due to reclassification of account	—	1,933
Net change under revolving line of credit agreement	(5,271,656)	2,478,122
Increase in deferred financing costs	(129,004)	(445,172)
Payments of long-term debt and capital leases	(129,304)	(136,454)
Payments to affiliates	—	(4,377)
Proceeds from issuance of common stock	(3,167)	—

Net cash (used in) provided by financing activities	(5,533,131)	3,894,052

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,441,902)	(104,996)

Cash and cash equivalents at beginning of period	2,787,793	161,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345,891	$56,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS ACTIVITIES
Cash paid for interest	$421,258	$195,076

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In April 2003, pursuant to the agreement with W.A. Butler & Company, the Company recorded the reversal of a long-term debt to W.A. Butler & Co.		$501,561

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

For the Three and Six Months Ended September 30, 2004 and 2003.

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

NOTE B – STOCK BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which was effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and disclose in the consolidated financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has adopted the recognition provisions of APB Opinion No. 25. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Six Months Ended September 30, 2004	For the Six Months Ended September 30, 2003
Net (loss) income reported	$(989,345)	$36,791	$(1,856,423)	$1,064
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	48,862	557,175	844,688	557,175

Pro forma net (loss)	$(1,038,207)	$(520,384)	$(2,701,111)	$(556,111)

Loss per common share as reported:
Basic	$(0.13)	$0.01	$(0.33)	$0.00
Diluted	$(0.13)	$0.01	$(0.33)	$0.00
Loss per common share - pro forma:
Basic	$(0.13)	$(0.07)	$(0.33)	$(0.08)
Diluted	$(0.13)	$(0.07)	$(0.33)	$(0.08)

For purposes of the above disclosure, the determination of the fair value of stock options granted in the three and six months ended September 30, 2004 and 2003, was based on the following: (i) a risk free interest rate of 3.94% (ii) expected option lives of 5—10 years; and (iii) expected volatility in the market price of the Company’s common stock of 156%

In addition to the 1999 Incentive Stock Option Plan, the shareholders of the Company approved the Restricted Stock Plan at the Company’s annual meeting in October 2003. There has been no stock issued under the Restricted Stock Plan as of September 30, 2004.

NOTE C - ACQUISITIONS

VetMall, Inc.

In April 2003, W.A. Butler & Company (“Butler”), a 30% shareholder of VetMall, executed an agreement with the Company and VetMall. The terms of the agreement provide for the transfer of Butler’s 30% ownership of VetMall stock to the Company and the forgiveness of $.5 million of long-term liabilities, which is included in other income in the condensed consolidated financial statements of the Company. Accordingly, the Company now owns 100% of VetMall. Butler desired to be relieved of any possible future business activities and financial liability of VetMall. Accordingly, in consideration of the transfer of the 30% ownership, the agreement also releases Butler from any present and future operational expenses of VetMall. The transfer of Butler’s 30% interest in VetMall did not have an impact on the revenues or operating expenses of the Company for the three and six months ended September 30, 2004.

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

The unaudited pro forma effect of the acquisition of Avery on the Company’s revenue, net loss and net loss per share for the six months ended September 30, 2003 had the acquisition occurred on April 1, 2002, are as follows:

	For the Three Months Ended September 30, 2003	For the Six Months Ended September 30, 2003
Revenues	$68,188,732	$121,952,939
Net income (loss)	36,791	(16,372)
Income (loss) per common share - basic	0.01	—
Income (Loss) per common share - diluted	0.01	—

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill did not change for the six months ended September 30, 2004. The Company has determined that it has one reporting unit in the distribution business. Management further has determined that the distribution reporting unit should be reported in the aggregate based upon similar economic characteristics within each subsidiary within that segment.

The carrying value of other intangible assets is as follows:

	September 30, 2004		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patent pending	$280,883	$7,000	$280,883	$—
Deferred financing costs	665,605	268,666	536,601	158,639

Total	$946,488	$275,666	$817,484	$158,639

NOTE E - DEBT

On April 15, 2003, the Company obtained from Congress Financial Corporation (“Congress”) a $40 million revolving line of credit and a $400,000 term loan. The Congress credit facility along with the Mellon Bank N.A. (“Mellon”) restricted cash account of $2 million were used to satisfy the outstanding line of credit and term loan with Standard Federal Bank National Association (“Standard”), formerly Michigan National Bank as successor in interest to Mellon. The Congress revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The Congress credit facility is collateralized by all of the Company’s assets. The line of credit is for a term of 36 months, and the term note is payable over the same 36-month period. The Congress credit facility imposes certain restrictive covenants on Tangible Net Worth and EBITDA. The Company currently is not in compliance with either the Tangible Net Worth or EBITDA covenants. Additionally, the actions taken by AmeriSource Bergen in connection with the amount owed to AmeriSource Bergen by the Company and its subsidiaries may also constitute a default under the Congress credit facility. (See Management’s Discussion and Analysis –Liquidity). However, on October 22, 2004, Congress and the Company entered into a Forbearance Agreement and Fifth Amendment to Loan and Security Agreement (“Forbearance Agreement”), pursuant to which Congress agrees, subject to the terms and conditions of that agreement, to forebear from exercising its rights and remedies under the credit facility, applicable law or otherwise, to the effect that the rights and benefits otherwise available to the Company under the credit facility in the absence of the existing defaults shall continue until November 19, 2004. On November 12, 2004 the Company and Congress executed the Sixth Amendment to Loan and Security Agreement and Consent by and Between Congress Financial Corporation (Florida) and DrugMax, Inc., Together with its Subsidiaries, Valley Drug Company, Valley Drug Company South, and Discount Rx, Inc. (the “Sixth Amendment”). The Sixth Amendment amends the Forbearance Agreement by extending the termination date to December 10, 2004, subject to terms and conditions of the agreement. The Company intends to refinance the Congress credit facility in connection with its merger with Familymeds Group, Inc. (“FMG”) See Note H—Pending Merger and Management’s Discussion and Analysis. If the Congress credit facility is not refinanced prior to the expiration of the forbearance period or if the existing defaults are not cured prior to such time, Congress’ Forbearance Agreement will expire and Congress may then exercise its rights and remedies against the Company. The Forbearance Agreement, as amended, also applies a one percent reduction each week in the inventory valuation used for the availability calculation during the term of the Forbearance Agreement, as amended. All costs associated with the Congress credit facility will be amortized as interest expense over the term of the loan. The outstanding balance on the revolving line of credit and term loan were approximately $11,980,000 and $211,000, respectively, at September 30, 2004. At September 30, 2004, the interest rate on the revolving line of credit and term loan was 5.0%.

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

NOTE F- SEGMENT INFORMATION

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

The Company has determined that is has one reportable segment because all distribution subsidiaries have similar economic characteristics, such as margins, products, customers, distribution networks and regulatory oversight. The distribution line of business represents 100% of consolidated revenues in the three months ended September 30, 2004 and 2003. The critical accounting policies of the operating segment are those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company distributes product both within and outside the United States. Revenues from distribution within the United States represented approximately 99.4% for both the three months ended September 30, 2004 and 2003, and approximately 99.6% and 99.3% for the six months ended September 30, 2004 and 2003, respectively, of gross revenues. Foreign revenues were generated from distribution to customers in Puerto Rico.

NOTE G – CONTINGENCIES

From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings other than as set forth below.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT”), in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In December 2003, a Settlement Agreement and Release (the “Release”) was executed by HCT and the Company whereby HCT and the Company unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to the Company in consideration for the Release. There has been little activity by Messrs. Miller and Fagala with regard to this matter, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. While it is known that the plaintiffs are seeking 38,809 shares of the Company common stock and monetary damages for breach of contract and conversion, the Company is unable to estimate the exact amount of the damages sought by the plaintiffs, as they have not yet made a demand for a specific amount of damages. Accordingly, the Company has made no provision in the accompanying condensed consolidated financial statements for resolution of this matter.

On May 1, 2002, the Company filed suit against an established customer of the Company’s Pittsburgh distribution center for collection of past due accounts receivable. On May 23, 2002, the customer filed a voluntary petition in bankruptcy in the U.S. Bankruptcy Court, under Chapter Eleven of the United States Bankruptcy Act, subsequent to which the customer failed to file the proper financial data with the court, causing the voluntary bankruptcy filing to be withdrawn. In June 2004, the Company received approximately $7,000 as settlement of their claim against the customer. The Company had previously recorded an allowance account representing 100% of the account balance. In the first quarter ended June 30, 2004, the allowance was applied against the account receivable to clear the customer’s unpaid balance from the Company’s accounts receivable records.

On October 2, 2003, QK Healthcare, Inc. (“QK”) filed a complaint against Valley in the United States District Court of the Eastern District of New York, which included several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK, including breach of contract, violations of the implied warranty of merchantability and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. On January 9, 2004, the Company filed an answer and counterclaim against QK, in which the Company seeks to recover from QK losses caused when QK refused to pay for pharmaceuticals ordered from the Company. The Parties reached a settlement on May 14, 2004, pursuant to which the case was dismissed. The settlement agreement requires the Company to pay QK $218,000, calls for the parties to resume their business relationship, with the Company giving QK certain price reductions in the products QK purchases from the Company for one year, and provides for the mutual release of both parties. The Company has recorded $218,000 to operating expenses and $32,000 to legal expense in the fourth quarter of fiscal 2004 relative to this matter.

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

Additionally, since the closing of the Avery transaction, various creditors and other third parties owed money by Avery have threatened to file lawsuits against Discount. To date, Discount has not been sued by any of these creditors or other third parties and their claims remain unliquidated. The Company intends to vigorously defend any actions filed against Discount. In the unlikely event that Discount is not permitted to offset liabilities paid against the obligation under the Sankary Note, the total amount that remains payable under the Sankary Note as of September 30, 2004, is $228,000. However, because the Company believes that it is entitled to offset any further liability under the Sankary Note, the Company has made no provision in the accompanying consolidated financial statements for resolution of the Sankary Suit. Similarly, because no other lawsuits have been filed nor any threatened to be filed, the Company has made no provision in the accompanying consolidated financial statements for resolution of any other claims against Discount.

NOTE H – PENDING MERGER

On March 19, 2004, the Company entered into an Agreement and Plan of Merger with Familymeds Group, Inc., a Connecticut Company as amended on July 1, 2004 and October 11, 2004, pursuant to which FMG will be merged with and into the Company, with the Company being the surviving company. FMG is a pharmacy chain with a strategy of locating pharmacies at or near a patient’s point of medical care. FMG operates more than 76 pharmacies in 14 states. Many of these pharmacies are located at or near the point of care between physicians and patients, many times inside or near medical office buildings. Across these distribution channels, FMG annually services over 400,000 acute and chronically ill patients, many with complex specialty and medical product needs. The principal executive offices of FMG are located at 312 Farmington Avenue, Farmington, CT 06032. The Company’s annual meeting of it shareholders where the shareholders will be asked to vote on the merger, is scheduled for November 12, 2004. Management expects that the merger will be consummated promptly after the shareholders’ meeting, assuming the merger is approved by the shareholders. However, the closing of the merger is also subject to the satisfaction or waiver of other closing conditions, including obtaining a new credit facility of at least $60 million to refinance the existing credit facilities of FMG and the Company. A commitment for a new credit facility upon consummation of the merger has been executed by and between FMG and a creditworthy financial institution. Also, as discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations, AmeriSource Bergen has filed a lien against the assets of Valley South. While management is attempting to negotiate with AmeriSource Bergen to structure an agreement, there can be no assurances that a mutually acceptable agreement will be reached.

If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of the issued and outstanding shares of the Company immediately after the merger, assuming the vesting of all restricted shares and the exercise of all stock options. In addition, at the closing of the merger, the Company will issue warrants to the FMG stockholders and certain FMG warrant holders and note holders entitling them to purchase certain additional shares of the Company common stock.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (iv) changes in technology or customer requirements; (v) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available, (vi) the Company’s ability to integrate recently acquired businesses; and (vii) the Company’s ability to consummate its proposed merger. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended March 31, 2004, as well as information contained in this Form 10-Q. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

On March 19, 2004, the Company entered into an Agreement and Plan of Merger with FMG, as amended on July 1, 2004 and October 11, 2004, pursuant to which FMG will be merged with and into the Company, with the Company being the surviving company. FMG is a pharmacy chain with a strategy of locating pharmacies at or near a patient’s point of medical care. FMG operates more than 76 pharmacies in 14 states. Many of these pharmacies are located at or near the point of care between physicians and patients, many times inside or near medical office buildings. Across these distribution channels, FMG annually services over 400,000 acute and chronically ill patients, many with complex specialty and medical product needs. The principal executive offices of FMG are located at 312 Farmington Avenue, Farmington, CT 06032. The Company’s annual meeting of its shareholders where the shareholders will vote on the merger, has been scheduled for November 12, 2004. Management expects that the merger will be consummated promptly after the shareholders’ meeting, assuming the merger is approved by the shareholders. However, the closing of the merger is also subject to the satisfaction or waiver of other closing conditions, including obtaining a new credit facility of at least $60 million to refinance the existing credit facilities of FMG and the Company. A commitment for a new credit facility upon consummation of the merger has been executed by and between FMG and a creditworthy financial institution. As discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations, AmeriSource Bergen has filed a lien against the assets of Valley South. While management is attempting to negotiate with AmeriSouce Bergen to structure an agreement, there can be no assurances that a mutually acceptable agreement will be reached.

If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of the issued and outstanding shares of the Company immediately after the merger, assuming the vesting of all restricted shares and the exercise of all stock options In addition, at the closing of the merger, the Company will issue warrants to the FMG stockholders and certain FMG warrant holders and note holders entitling them to purchase certain additional shares of the Company common stock.

On September 30, 2004, the Company combined the operations of the Pittsburgh distribution center with the Valley and Valley South operations, whereby the customers of the Pittsburgh distribution center are being serviced through the Valley and Valley South locations. Inventory of the Pittsburgh distribution center was transferred to Valley and Valley South.

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

Allowance for Doubtful Accounts

Receivables are stated net of allowances for doubtful accounts of approximately $1.3 million at September 30, 2004 and 2003. On a regular basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and historical write-off experience. Credit is extended to customers based upon an evaluation of their financial position. Generally, advance payment is not required. The Company feels its allowance for doubtful accounts at September 30, 2004 is adequately stated in relationship to its accounts receivable.

Inventory Valuation

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out basis of accounting. Inventories consist of brand and generic drugs, over-the-counter products, health and beauty aids, and nutritional supplements for resale. The inventories of the Company’s two distribution centers are constantly monitored for out of date or damaged products, which if exist, are reclassed and physically relocated out of saleable inventory to a holding area, referred to as the “morgue” inventory, for return to and credit from the manufacturer. It is important that the Company continually monitor the morgue inventory to assure that merchandise is returnable to the manufacturer in accordance with the vendors’ return policy. Improper management of the morgue inventory could result in write-downs of the morgue inventory and result in a charge to cost of sales. In addition, if market acceptance of the Company’s existing products or the successful introduction of new products should significantly decrease, inventory write-downs could be required. As of September 30, 2004 and 2003, no inventory valuation allowances were necessary.

Goodwill and Intangible Assets

The Company has completed several acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company ceased amortization of goodwill effective April 2001, and reviews goodwill annually for impairment. Goodwill and intangibles related to acquisitions are determined based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Thereafter, the value of goodwill cannot be greater than the excess of the fair value of the Company’s reportable unit over the fair value of identifiable assets and liabilities, and the quoted market prices of the Company’s common stock, based on the annual impairment test. Downward movement in the Company’s common stock could have a material effect on the fair value of goodwill in future measurement periods. Useful lives are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. If the carrying amount of goodwill exceeds its fair value, then an indication exists that the Company’s goodwill may be impaired. At September 30, 2004, the Company performed its annual testing for impairment of goodwill and intangible assets and determined that no impairment existed. As of September 30, 2004, the Company had unamortized goodwill in the amount of $13,105,000.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the long-lived asset. Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairments are recognized by a charge to earnings. As of September 30, 2004, management’s analysis did not indicate an impairment to the Company’s long-lived assets.

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

Results of Operations

For the Three and Six Months Ended September 30, 2004 and 2003.

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Six Months Ended September 30, 2004	For the Six Months Ended September 30, 2003
Revenues	$42,854,146	$60,188,732	$82,847,566	$120,848,276
Gross profit	1,383,179	2,135,547	2,584,923	4,122,763

(Loss) income before tax (expense) benefit and equity (loss) income from unconsolidated subsidiary	(989,329)	36,791	(1,865,320)	1,064
Net (loss) income	(989,345)	36,791	(1,865,423)	1,064
Basic (loss) income per weighted average share	(0.12)	0.01	(0.23)	—

Revenues. The Company generated revenues of approximately $42.9 million and $60.2 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $82.8 million and $120.8 million for the six months ended September 30, 2004 and 2003, respectively.

The following schedule summarized the Company’s sales in its four product lines for the three and six months ended September 30, 2004 and 2003:

	For Three Months Ended September 30, 2004	As a % of total revenues	For Three Months Ended September 30, 2003	As a % of total revenues	For the Six Months Ended September 30, 2004	As a % of total revenues	For the Six Months Ended September 30, 2003	As a % of total revenues
Revenues from:
Branded pharmaceuticals	$38,606,864	90.1%	$55,717,826	92.6%	$74,785,091	90.3%	$111,629,062	92.4%
Generic pharmaceuticals	2,669,374	6.2%	3,606,566	6.0%	5,034,837	6.1%	7,278,659	6.0%
Over-the-counter and general	1,371,789	3.2%	864,340	1.4%	2,537,305	3.1%	1,940,555	1.6%
Respiratory products	206,119	0.5%	—	0.0%	490,333	0.6%	—	0.0%

Total Revenues	$42,854,146		$60,188,732		82,847,566		120,848,276

The net decrease in revenues were the result of several factors:

1. General. As stated previously, the Company’s products function within the structure of the healthcare financing and reimbursement system of the United States. As a result of a wide variety of political, economic and regulatory influences, this system is currently under intense scrutiny and subject to fundamental changes. In recent years, the system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large and sophisticated purchasing groups. As a result, the Company’s revenues and profit margins have been negatively impacted, particularly with regard to branded drugs. In the three months ended September 30, 2004, the Company’s revenues and profit margins were also negatively impacted by:

•	continual effect of the changes in the vendor programs affecting alternate source customers;

•	continual decline in sales to other wholesale customers;

•	drug manufacturers’ reductions of wholesale buying opportunities;

•	continuing efforts by drug manufacturers and others to eliminate forward buying by wholesalers; and

•	the loss of business related to the QK lawsuit and the continual affect of the negative publicity stemming from the lawsuit.

An alternate source customer is a licensed distributor that is not designated as an authorized distributor of a manufacturer. DrugMax generally is an authorized distributor for many of its manufacturer/suppliers, but many of the Company’s wholesale customers are not. Buying opportunities occur when manufacturers announce that wholesalers with whom they conduct business may purchase inventory at favorable prices if they are willing to purchase more than their usual inventory of product. Forward buying is a speculative purchasing strategy employed in the industry to purchase inventory in advance of expected price increases.

In 2003, QK, who had previously been a large wholesale (i.e., non-core) customer of the Company, sued the Company in connection with the sale by the Company of twenty bottles of allegedly counterfeit Lipitor (which the Company had acquired from another wholesaler), and subsequently, in May 2003, ceased doing business with the Company. This lawsuit has now been settled. Pursuant to the settlement agreement between QK and the Company, QK has committed to purchasing $30 million of product from DrugMax for one year starting in July 2004, and the Company has agreed to provide QK with discounted prices during this one-year period. Accordingly during the quarter ended September 30, 2004, QK purchased approximately $2.1 million of product from the Company. The Company expects this trend to continue, but the actual amount purchased by QK in any period will depend on demand and availability. After the one-year settlement period, the Company anticipates that its business with QK will continue in line with its historical relationship, which has approximated an average of $30 million annually in sales to QK since 2000, and thus, while there can be no assurances, the Company does not currently expect any continuing negative impact from its dispute with QK. See “Legal Proceedings.”

2. Branded Drugs. Sales of branded drugs were particularly hard hit by the market forces discussed above. Branded drug sales declined by approximately $17.1 million and $36.8 million for the three and six months ended September 30, 2004, respectively, as compared to the three and six month periods ended September 30, 2003. Although it is not possible for the Company to quantify in detail the negative impact that each of the market forces had on sales of branded drugs during the three and six month periods ended September 30, 2004, the Company estimates that of the total decline in sales in branded drugs the following items had the following impact on the Company:

•	sales to QK for the three and six months ended September 30, 2004 have declined by $7.4 million and $16.4 million, respectively, as compared to the three and six months ended September 30, 2003;

•	the reduction in forward buying by wholesalers, the reduction of wholesale buy-in opportunities by manufacturers, and the changes in vendor programs effecting alternate source customers, jointly cause a decrease in revenues of approximately $4.3 million and $8.3 million, respectively for the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003; and

•	the increased use of managed care by patients, the highly competitive nature of the pharmaceutical wholesale business, the Company’s credit and collection problems with regard to certain of its customers and the loss of income from expensive drugs whose patents have expired, jointly caused a decrease in revenues of approximately $5.4 million and $12.1 million, respectively, for the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003..

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

However, despite the implementation of this strategy, the Company’s sale of generic drugs decreased by approximately $.9 million during the three months ended September 30, 2004 as compared to the three months ended September 30 2003, and decreased by approximately $2.2 million during the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. This decrease was almost entirely caused by credit and collection problems related to various customers of the Company. The Company ceased making sales to these customers, as it was unwilling to continue to extend credit to the customers, and, in three and six months ended September 30, 2004, the replacement of sales to new customers were not sufficient to cover the loss of these customers. The Company’s sale of generic products was also negatively impacted to a much smaller degree by the restructuring of the Company’s telemarketing department focused on generic drugs, which was relocated from the Clearwater headquarters to the Valley facility in fiscal 2005. The process required the hiring and training of new personnel. Finally, the Company also witnessed continuing price pressure on certain generic drugs in fiscal 2004 caused by the entry into the market of multiple generic drug manufacturers.

4. Over the Counter and Respiratory Products. During the three months ended September 30, 2004, total over the counter and respiratory sales amounted to approximately $1.6 million, as compared to approximately $.9 million for the same three months ended September 30, 2003, and during the six months ended September 30, 2004, total over the counter and respiratory sales amounted to approximately $3.0 million as compare to approximately $1.9 million for the same six month period ended September 30, 2003. The increase was primarily due to the revenues generated by the respiratory products sold as a result of the Company’s acquisition of Avery in May 2003, and other healthcare related products.

5. Sales Strategy. Going forward, management remains committed to its strategy of focusing on its higher margin products and its core customers (i.e., independent pharmacies, hospitals and small chain stores). To increase its sales, particularly of its higher-margin products, the Company intends to:

•	continue to negotiate with generic drug manufacturers to improve product availability and pricing;

•	continue to train and improve its telemarketing sales department for generic specials; and

•	continue to train and improve its sales staffs to increase sales of the Company’s recently acquired respiratory vial business.

While there can be no assurances, the Company also believes that its proposed merger with FMG will result in higher revenues and margins and result in various purchasing benefits and costs savings to the Company.

Gross Profit. The Company achieved gross profit of approximately $1.4 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $2.6 million and $4.1 million for the six months ended September 30, 2004 and 2003, respectively. The Company’s margin, as a percentage of revenue, was 3.2% and 3.5% for the three months ended September 30, 2004 and 2003, respectively, and approximately 3.1% and 3.4% for the six months ended September 30, 2004 and 2003, respectively. The decrease in gross margin percentage was primarily as a result of the (a) decline in volume of higher-profit generic sales, (b) the loss of “buy-in” opportunities and incentives from manufacturers, which increased the cost of purchased goods for the Company, and (c) loss of several of the Company’s core business customers as a result of customer credit issues, including bankruptcy filings. The loss of “buy-in” opportunities primarily resulted from the reduced purchasing levels caused by the loss of the QK business. The gross profit earned on sales to the Company’s core business customers ranges from 1% to 3%, and represented more than 96% of the total gross profit earned by the Company for fiscal 2004, 2003 and 2002. Gross profit and gross profit margin was also negatively impacted by brand name drug manufacturers continuing pressures on drug wholesalers to reduce or eliminate forward buying.

Operating Expenses and Other Income and Expenses. The Company incurred operating expenses of approximately $2.1 million and $1.9 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $3.9 million and $3.7 million for the six months ended September 30, 2004 and 2003, respectively. The following schedule details the major components of operating expenses:

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Six Months Ended September 30, 2004	For the Six Months Ended September 30, 2003
Operating expenses:
Administrative, sales, marketing and other direct operating expenses	$2,044,662	$1,821,498	$3,816,449	$3,563,052
Amortization and depreciation expense	66,469	53,964	131,736	106,466

Total operating expenses	$2,111,131	$1,875,462	$3,948,185	$3,669,518

Administrative, sales, marketing and other direct operating expenses were approximately 4.9% and 3.1% of gross revenues for the three months ended September 30, 2004 and 2003, respectively, and approximately 4.8% and 3.0% of gross revenues for the six months ended September 30, 2004 and 2003, respectively. Administrative, sales, marketing and other direct operating expenses increased approximately $.2 million for the three months ended September 30, 2004 over the three months ended September 30, 2003, and increased approximately $.3 million for the six months ended September 30, 2004 over the six months ended September 30, 2003. During the six months ended September 30, 2004, the Company incurred approximately $.2 million in expenses related directly to the proposed merger with FMG.

The Company acquired the business of Avery in May 2003. Based upon the initial projections management received from Avery personnel, it was anticipated that the Avery operations would impact the Company positively, primarily as a result of the Company’s acquisition of a patent on the manufacture of respiratory products. For the three and six months ended September 30, 2004, the Avery operations combined with the Valley South operations incurred a net loss of approximately $426,000 and $733,000, respectively. The Company has completed the testing of the patented product and began production in July 2004.

Other income and expense. The Company realized approximately $4,000 and $22,000 in other income for the three months ended September 30, 2004 and 2003, respectively and approximately $7,000 and $457,000 for the six months ended September 30, 2004 and 2003, respectively. For the three and six months ended September 30, 2004, other income and expense primarily represented interest and finance charge income. In April 2003, the Company recorded approximately $73,000 in costs associated with the termination of the Standard credit facility, which were charged as other expense, and recorded as other income the reversal of a long-term liability due to Butler of approximately $502,000 in connection with the agreement between the Company and Butler whereby Butler assigned its 30% ownership in VetMall to the Company. (See Acquisitions.)

For the three and six months ended September 30, 2004, the Company recorded a loss of approximately $20 and $100, respectively, as equity loss from unconsolidated subsidiary. The joint venture with MorepenMax has nominal operations. The equity loss from unconsolidated subsidiary recorded represents 49% of the joint venture’s operations.

Interest expense. Interest expense was approximately $274,000 and $255,000, for the three months ended September 30, 2004 and 2003, respectively, and approximately $531,000 and $928,000 for the six months ended September 30, 2004 and 2003, respectively. Included in interest expense is the amortization of loan financing costs, which were approximately $60,000 and $46,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately $110,000 and $143,000 for the six months ended September 30, 2004 and 2003, respectively. Included in interest expense for the six months ended September 30, 2003 is an early termination fee of $350,934 and the 90-day notice waiver fee of $30,000 charged by Standard for the early termination of that credit facility in April 2003.

Net income (loss) per share. EPS is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of options and warrants, using the treasury stock method. The net loss per basic share for the six months ended September 30, 2004 was $.23 as compared to net income of $0 per basic and diluted share for the six months ended September 30, 2003. The Company had issued and outstanding 1,355,837 and 1,593,629 options, respectively, to purchase shares of the Company’s common stock, in addition to warrants to purchase 150,000 shares of the Company’s common stock, which were anti-dilutive and not included in the computation of diluted EPS for the six months ended September 30, 2004 and 2003. These anti-dilutive shares could potentially dilute the basic EPS in the future. Shares of common stock used in the calculation of the basic net loss per share for the six months ended September 30, 2004 were 8,193,277, and shares of common stock used in the calculation of the basic and diluted shares calculation for the six months ended September 30, 2003 were 7,153,208 and 7,223,164, respectively.

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

Inflation and Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended September 30, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has a working capital deficit and cash and cash equivalents of approximately ($3.6) million and $.3 million, respectively, at September 30, 2004.

In April 2003, the Company obtained a $40 million revolving line of credit and a $400,000 term note from Congress to satisfy the outstanding line of credit and term loan with Standard, and to provide working capital for possible future acquisitions. The Congress credit facility is collateralized by all assets of the Company. The revolving line of credit enables the Company to borrow a maximum of $40 million, with borrowings limited to 85% of eligible accounts receivable and 65% of eligible inventory and is available until April 2006. At September 30, 2004, availability on the Congress credit facility was approximately $2.2 million. The revolving line of credit and the term note currently bear interest at the rate of 0.50% per annum in excess of the Prime Rate. The term note and revolving line of credit are payable over a 36-month period. The Congress credit facility imposes certain restrictive covenants on tangible net worth and EBIDTA. The Company currently is not in compliance with either the Tangible Net Worth or EBITDA covenants. Additionally, the actions taken by AmeriSource Bergen in connection with the amount owed to AmeriSource Bergen by the Company and its subsidiaries may also constitute a default under the Congress credit facility. These actions are discussed in more detail in the next paragraph. However, on October 22, 2004, Congress and the Company entered into a Forbearance Agreement, pursuant to which Congress agrees, subject to the terms and conditions of that agreement, to forebear from exercising its rights and remedies under the credit facility, applicable law or otherwise, to the effect that the rights and benefits otherwise available to the Company under the credit facility in the absence of the existing defaults shall continue until November 19, 2004. On November 12, 2004 the Company and Congress executed the Sixth Amendment to Loan and Security Agreement and Consent by and Between Congress Financial Corporation (Florida) and DrugMax, Inc., together with its Subsidiaries, Valley Drug Company, Valley Drug Company South, and Discount Rx, Inc. (the “Sixth Amendment”). The Sixth Amendment amends the Forbearance Agreement by extending the termination date to read December 10, 2004, subject to terms and conditions of the agreement. As discussed in greater detail below, the Company intends to refinance the Congress credit facility in connection with its merger with Familymeds Group, Inc. If the Congress credit facility is not refinanced prior to the expiration of the forbearance period as amended or if the existing defaults are not cured prior to such time, Congress’ forbearance agreement will expire and Congress may then exercise its rights and remedies against the Company. The forbearance agreement as amended applies a one percent reduction each week in the inventory valuation used for the availability calculation during the term of the Forbearance Agreement.

In September 2004, AmeriSource Bergen, one of the Company’s largest suppliers, ceased supplying product on credit to the Company and its subsidiaries. Since that date, the Company has purchased a limited amount of supplies from AmeriSource Bergen on COD terms. As of October 20, 2004, the Company owed to AmeriSource Bergen $6,625,939 and Valley Drug Company South, one of the Company’s subsidiaries, owed AmeriSource Bergen an additional $4,095,403. On October 22, 2004, AmeriSource Bergen filed a lien in Louisiana against Valley Drug Company South’s assets based upon an Application for Credit and Purchase Agreement dated July 3, 2002 that AmeriSource Bergen argues provides it with the right to file such a lien. The Company believes that any amounts due to AmeriSource Bergen directly by the Company or any of its subsidiaries (other than Valley Drug Company South) are unsecured. In a letter dated October 21, 2004, AmeriSource Bergen demanded that, because the Company is in default under the AmeriSource agreement, the Company turnover of all collateral securing the obligations to AmeriSource Bergen, including but not limited to inventory, equipment, deposit accounts, proceeds of general intangibles, etc. The Company has not authorized the turnover of such assets. The Company’s primary lender, Congress Financial, has a first lien on all of the Company’s assets. In connection with the Company’s merger with FMG, the Company is seeking to refinance the Congress credit facility and to reach an agreement that will allow the merger and the refinancing to be consummated and that will provide a repayment schedule for AmeriSource Bergen that is acceptable to all of the parties. While management is negotiating the terms of such agreement currently, there can be no assurances that such an agreement will be reached.

The Company’s principal commitments at September 30, 2004 consist of the outstanding loan agreement with Congress and leases on its office and warehouse space. There were no material commitments for capital expenditures at that date.

On March 19, 2004, the Company entered into an Agreement and Plan of Merger with FMG, pursuant to which FMG would be merged with and into the Company, with the Company being the surviving company. If the merger is consummated, the Company expects that the current Company stockholders will, as a group, own approximately 40%, and FMG stockholders, employees and directors will, as a group, own approximately 60%, of the issued and outstanding shares of the Company immediately after the merger. In addition, at the closing of the merger the Company will issue warrants to the FMG stockholders, the FMG warrant holders and the FMG note holders entitling them to purchase certain additional shares of the Company common stock. While the merger agreement does not require the payment of any cash consideration at closing, the Company will incur certain expenses in connection with the closing of the merger, including legal, accounting, investment banking, filing, printing and mailing fees. Further, if any shareholders of either the Company or FMG dissent from the merger, the Company will be required to pay such shareholders the fair value of their shares in cash. The merger agreement limits the number of shares of the Company that may dissent to 200,000 and the number of shares of FMG that may dissent to $1,000,000 worth of FMG stock. Neither FMG nor the Company are required to consummate the merger if shareholders holding shares in excess of these limits notify the Company and FMG of their intent to dissent.

Further, if the merger is consummated, the combined company will inherit the debt and obligations of FMG. FMG has incurred significant losses and negative cash flow in the past. Further, unless restructured in connection with the merger, FMG’s senior collateralized revolving credit facility with General Electric Capital Corporation (“General Electric”), and its debt under that facility will mature on November 12, 2004. As of September 25,, 2004, the amount outstanding under the General Electric facility was approximately $27.8 million. These facts raise doubt about FMG’s ability to continue as a going concern. FMG’s auditor has issued a going concern opinion, in part as a result of its credit facility having a maturity date of less than one year. While management believes that the merger offers the combined company a greater opportunity than either company individually would have to improve its financial position, for the reasons discussed under the heading “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2004, there can be no assurance that management will be able to integrate the two companies or that the anticipated benefits of the merger will be realized. If the Company and FMG fail to integrate the companies, achieve its business plan, realize some or all of the anticipated revenue opportunities or cost savings and other benefits of the merger, or if the costs of the merger or the integration of the companies exceeds what is anticipated, its working capital and financial condition will be materially negatively impacted.

As discussed above, to complete the merger, the merger agreement requires that the Company obtain a new credit facility for at least $60 million. A commitment for a new credit facility upon consummation of the merger has been executed by and between FMG and a creditworthy financial institution.

Further, while management presently believes that the new credit facility, for which FMG has a commitment letter, will be sufficient to allow the surviving company to integrate the businesses of FMG and the Company and to fund its business plan for the next 12 months, it may be insufficient to fund the Company’s credit needs. The Company is currently considering the need to seek alternate or additional financing.

In the event the merger with FMG is not consummated, management believes the Company has sufficient capital resources from its current credit facility with Congress, which expires in April 2006, and capital injected into the Company during the fourth quarter 2004, to fund the Company’s operations for the next twelve months in spite of the negative $3.6 million working capital position reported at September 30, 2004. Management’s long-range viewpoint believes that the growth and capital needs of the Company will be met through primarily achieving positive results from its business model, utilization of available debt financing from its Congress bank facility and continually looking to the equity markets for new capital. However, management also realized that depending upon the outcome of the demand action filed by Amerisource, and until the merger with FMG is consummated, the Company’s precarious financial position raises doubts of its ability to continue as a going concern.

Net cash provided by operating activities was approximately $3.3 million for the six months ended September 30, 2004. Cash was provided primarily by decreases in inventory and notes receivable and an increase in accounts payable, offset by increases in accounts receivable, prepaid and other current assets, deposits and a decrease in accrued expenses and other current liabilities. The increase in accounts receivable and the decrease in inventory was caused by an increase in sales to small chains and mail order pharmacies, which generally receive a longer payment term, and inventory reduction initiated by management to increase inventory turns while maintaining service levels resulting from decreased sales. The increase in accounts payable to trade vendors and the related decrease in the Company’s line of credit was caused principally by the due dates of the payments to vendors and the availability of the line of credit to fund disbursements. Net cash used in operating activities was $3.9 million for the six months ended September 30, 2003. Cash was used primarily by increases in accounts receivables, prepaid and other current assets, and decreases in accrued expenses and other current liabilities; offset by decreases in inventory, due from affiliates, other assets and notes receivable and an increase in accounts payable.

Net cash used in investing activities was approximately $.3 million for the six months ended September 30, 2004, which represented cash invested in property and equipment.

Net cash used in financing activities was approximately $5.5 million for the six months ended September 30, 2004, primarily representing a decrease in the Company’s line of credit of approximately $5.3 million, an increase in deferred financing costs associated with the Congress credit facility, and payments of long-term debt, capital leases. The decrease in the line of credit balance was principally caused by the payment cycles due to vendors. Fluctuations between accounts payable and the line of credit balances are normal depending upon the payment cycles.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk from exposure to changes in interest rates based on its financing and cash management activities, which could affect its results of operations and financial condition. At September 30, 2004, the Company’s outstanding debt with Congress was approximately $12.0 million on the line of credit and $.2 million on the term loan. The interest rates charged on the line of credit and term loan currently bear interest at the rate of 0.5% per annum in excess of the Prime Rate. The Company is at risk of increased interest rates, due to fluctuations in the Prime Rate, contingent upon economic conditions. At September 30, 2004, the interest rate charged on the line of credit and term loan was 5.0%. At September 30, 2004, based on the amount of debt outstanding as of such date, (i.e., $12.0 million), a 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $120,000. The company manages its risk by choosing the most advantageous interest option offered by its lender. See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources”. The Company holds several notes receivable from its customers which do not carry variable interest rates. The Company does not currently utilize derivative financial instruments to address market risk.

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

Reportable conditions are matters coming to the attention of the independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider these matters, which are listed above, to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in the Company’s financial statements will not be prevented or detected by its employees in the normal course of performing their assigned functions.

As required by SEC Rule 13a-15(b), for the second quarter ended September 30, 2004, the Company once again carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Although the Company continues to make improvements, as of September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer determined that deficiencies identified by BDO continue to cause the Company’s disclosure controls and procedures not to be effective at a reasonable assurance level. However, the CEO and CFO noted that the Company continues to remedy the deficiencies identified by BDO and did not note any other material weaknesses or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing, and includes the following:

1. The Company decided to convert its operating divisions to new accounting software and an integrated networked computerized system linking all divisions, which will roll up financial information on a real-time basis. The implementation of that process began during the fourth quarter of 2004 and is expected to be completed during the third quarter of 2005. The Company believes this conversion will provide more timely operating information, a more efficient system of checks and balances to assure accurate reporting of detailed transactions, and more efficient month-end closing procedures to provide a comprehensive internal review before financial information is considered final. The Company’s accounts payable detailed ledger at Valley is not fully integrated to the general ledger system, which has caused large amounts of reconciling items. Management believes this issue will be significantly improved with the conversion to the new integrated accounting system. As a result of the efficiencies of the new system, the Company’s controllers will have appropriate time to better analyze cutoff and other detailed transactions in order to assure the proper processing of its accounts payable and other accounting functions.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In March 2000, the Company acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. (the “Reorganization Agreement”). On February 7, 2002, Messrs. Miller and Fagala filed a complaint against the Company in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached the Reorganization Agreement by failing to pay 38,809 shares of the Company’s common stock to plaintiffs. The complaint also includes a count of conversion and further alleges that the Company breached its employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT”), in which it alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that the Company was entitled to set off its damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT filed its answer, counterclaim against the Company and cross-claim against the plaintiffs. In December 2003, a Settlement Agreement and Release (the “Release”) was executed by HCT and the Company whereby HCT and the Company unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to the Company in consideration for the Release. While it is known that the plaintiffs are seeking 38,809 shares of the Company common stock and monetary damages for breach of contract and conversion, the Company is unable to estimate the exact amount of the damages sought by the plaintiffs, as they have not yet made a demand for a specific amount of damages. There has been little activity by Messrs. Miller and Fagala with regard to this matter, and the Company is currently considering how to proceed in light of this inactivity. The Company intends to vigorously defend the actions filed against it and to pursue its counterclaim. The Company cannot reasonably estimate any possible future loss or recovery as a result of this matter; therefore, the Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

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

On October 2, 2003, QK Healthcare, Inc. (“QK”) filed a complaint against Valley in the United States District Court of the Eastern District of New York, which included several counts with regard to the sale of twenty bottles of Lipitor by Valley to QK, including breach of contract, violations of the implied warranty of merchantability and fraud. The complaint demands actual damages, punitive damages and legal fees and expenses. On January 9, 2004, the Company filed an answer and counterclaim against QK, in which the Company seeks to recover from QK losses caused when QK refused to pay for pharmaceuticals ordered from the Company. The Parties reached a settlement on May 14, 2004, pursuant to which the case was dismissed. The settlement agreement requires the Company to pay QK $218,000, calls for the parties to resume their business relationship, with the Company giving QK certain price reductions in the products QK purchases from the Company for one year, and provides for the mutual release of both parties. The Company has recorded $218,000 to operating expenses and $32,000 to legal expense in the fourth quarter of fiscal 2004 relative to this matter.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of September 30, 2004 should have a material adverse impact on its financial position, results of operations, or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 6. EXHIBITS

2.1	Agreement and Plan of Merger by and between NuMed Surgical, Inc. and Nutriceuticals.com Corporation, dated as of January 15, 1999. (1)

2.2	Agreement and Plan of Reorganization dated September 8, 1999 by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. (2)

2.3	Agreement and Plan of Reorganization between DrugMax, Inc., Jimmy L. Fagala, K. Sterling Miller, and HCT Capital Corp. dated as of March 20, 2000. (3)

2.4	Stock Purchase Agreement between DrugMax, Inc. and W.A. Butler Company dated as of March 20, 2000. (3)

2.5	Merger Agreement between DrugMax, Inc., DrugMax Acquisition Corporation, and Valley Drug Company, Ronald J. Patrick and Ralph A. Blundo dated as of April 19, 2000. (4)

2.6	Agreement for Purchase and Sale of Assets by and between Discount Rx, Inc., and Penner & Welsch, Inc., dated October 12, 2001. (11)

2.7	Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc. dated March 19, 2004, as amended. (19)

2.8.1	First Amendment to Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc., dated July 1, 2004. (19)

28.2	Second Amendment to Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc., dated October 11,2004. (21)

3.1	Restated Articles of Incorporation of DrugMax, Inc. filed September 5, 2001. (18)

3.7	Amended and Restated Bylaws, dated November 11, 1999. (5)

4.2	Specimen of Stock Certificate. (8)

10.1	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. (16)

10.2	Employment Agreement by and between DrugMax, Inc. and Ronald J. Patrick dated April 1, 2003 (16)

10.3	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja, dated April 1, 2003. (16)

10.4	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (8)

10.5	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (14)

10.6	Loan and Security Agreement by an between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated April 15, 2003. (15)

10.7	DrugMax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (17)

10.8	First Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated August 19, 2003. (19)

10.9	Second Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated March 31. 2004. (19)

10.10	Third Amendment to the Loan and Security Agreement by and between Congress Financial Corporation and DrugMax, Inc., Valley Drug Company, Valley Drug Company South and Discount Rx, Inc., dated June 30, 2004. (20)

10.11	Fourth Amendment and Waiver to Loan and Security Agreement by and between Congress Financial Corporation (Florida) and DrugMax, Inc., together with its subsidiaries, Valley Drug Company, Valley Drug Company South, and Discount Rx, Inc. *

10.12	Forbearance Agreement and Fifth Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Florida) and DrugMax, Inc. together with its subsidiaries, Valley Drug Company, Valley Drug Company South, and Discount Rx, Inc. *

21.0	Subsidiaries of DrugMax, Inc. (18)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed June 29, 1999, File Number 0-24362, as amended.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, filed on September 13, 1999, File No. 0-24362.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed April 6, 2000, File Number 0-24362.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed May 3, 2000, File Number 0-24362.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, filed on November 12, 1999, File No. 0-24362.

(6)	Incorporated by reference to the Company’s Report on Form 8-K, filed February 8, 2000, File No. 0-24362.

(7)	Incorporated by reference to the Company’s Form 10-KSB, filed June 29, 2000, File No. 0-24362.

(8)	Incorporated by reference to the Company’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on November 1, 2000.

(10)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2000, File No. 1-15445.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, filed November 9, 2001.

(12)	Incorporated by reference to the Company’s Form 10-QSB, filed November 14, 2001.

(13)	Incorporated by reference to the Company’s Form 10-QSB, filed February 14, 2002.

(14)	Incorporated by reference to the Company’s Form 10-KSB, filed July 1, 2002.

(15)	Incorporated by reference to the Company’s Form 10-K, filed July 15, 2003.

(16)	Incorporated by reference to the Company’s Form 10-K/A, filed July 29, 2003.

(17)	Incorporated by reference to the Company’s Definitive Proxy Statement filed September 8, 2003.

(18)	Incorporated by reference to the Company’s Form 10-Q, filed November 14, 2003.

(19)	Incorporated by reference to the Company’s Form 10-K, filed July 14, 2004.

(20)	Incorporated by reference to the Company’s Form 10-Q filed August 12, 2004.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement Schedule 14A filed on October 12, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DrugMax, Inc.

Date: November 10, 2004	By:	/s/ Jugal K. Taneja
Jugal K. Taneja
Chief Executive Officer

Date: November 10, 2004	By:	/s/ Ronald J. Patrick
Ronald J. Patrick
Chief Financial Officer and
Principal Accounting Officer

Date: November 10, 2004	By:	/s/ William L. LaGamba
William L. LaGamba
President and Chief Operations Officer