Form 10-K
period 2005-01-01
DRUGMAX INC
filed 2005-04-19
CIK 921878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15445

DRUGMAX, INC.

(Name of registrant as specified in its charter)

STATE OF NEVADA	06-1283776
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
312 Farmington Avenue Farmington, CT	06032-1968
(Address of Principal Executive Officers)	(Zip Code)

Issuer’s telephone number: (860) 676-1222

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

The aggregate market value of the Common Stock, $.001 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004, as reported on the NASDAQ Stock Market was approximately $28,716,032. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of common stock as of March 31, 2005 was 19,708,974.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be used in connection with the Registrant’s 2005 Annual Meeting of Stockholders, which DrugMax, Inc. expects to file on or before May 1, 2005, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CAUTIONARY STATEMENTS

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by DrugMax, Inc., including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, are statements regarding the intent, belief or current expectations, estimates or projections of DrugMax, its directors or its officers about DrugMax and the industry in which it operates, and include among other items, statements regarding (a) DrugMax’s strategies regarding growth and business expansion, including its strategy of building an integrated specialty drug distribution platform with multiple sales channels, (b) its plans and progress with regard to the integration of the specialty pharmacy operations with the drug distribution operations, (c) its financing plans, (d) trends affecting its financial condition or results of operations; and (e) its ability to continue to control costs and to meet its liquidity and other financing needs. Although DrugMax believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) management’s ability to execute its strategy of growth and business expansion, (ii) management’s ability to integrate the specialty pharmacy operations with the drug distribution operations, (iii) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (iv) conditions in the capital markets, including the interest rate environment and the availability of capital; (v) changes in the competitive marketplace that could affect DrugMax’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; and (v) changes regarding the availability and pricing of the products which DrugMax distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available. Further information relating to factors that could cause actual results to differ from those anticipated is included under the heading “Risk Factors” contained in this Annual Report on Form 10-K. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. BUSINESS.

DrugMax, Inc. (“DrugMax,” the “Company,” or “we” and other similar pronouns) is a specialty pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc. (“FMG”). We work closely with doctors, patients, managed care providers, medical centers and employers to improve patient outcomes while delivering low cost and effective healthcare solutions. We are focused on building an integrated specialty drug distribution platform through our drug distribution operations and our specialty pharmacy operations. As of January 1, 2005, we operated two drug distribution facilities, under the Valley Drug Company and Valley Drug South names, and 77 specialty pharmacies in 13 states under the Arrow Pharmacy & Nutrition Center and Familymeds Pharmacy brand names. Our platform is designed to provide services for the treatment of acute and complex health diseases including chronic medical conditions such as cancer, diabetes and pain management. We often serve defined population groups on an exclusive, closed panel basis to maintain costs and improve patient outcomes. We offer a comprehensive selection of brand name and generic pharmaceuticals, non-prescription healthcare-related products, and diagnostic supplies to our patients, independent pharmacies, physicians, clinics, long-term care and assisted living centers.

We are incorporated in the state of Nevada and our corporate offices are located at 312 Farmington Avenue, Farmington, CT 06032, telephone (860) 676-1222. Our common stock is listed on NASDAQ Smallcap Market under the stock symbol “DMAX.” General information, financial news releases and filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website at www.drugmax.com and www.familymeds.com.

Strategy

General

Our primary strategy is to build an integrated specialty drug distribution platform with multiple sales channels. We believe this can be accomplished through the integration of our drug distribution operations and specialty pharmacy operations and through internal growth and acquisitions. We believe the integration will uniquely enable us to supply specialty drugs to patients, physicians and other healthcare providers.

Our concept of locating specialty clinic pharmacy operations near or in medical facilities was originated by our Chief Executive Officer, Edgardo Mercadante. The strategy is driven by the location concept whereby situating a clinical or specialty type pharmacy near the point of acute or chronic care provides us with a “first capture” opportunity to service patients when they visit their physicians. This also enables us to collaborate with the physician in the therapeutic regimen and may provide opportunities for lower cost generic or alternative pharmaceutical therapy. We have recently placed significant emphasis on the higher cost injectable and orally administered specialty pharmaceuticals. Our focus for the future is increasing pharmacy revenues through these “Specialty Pharmaceuticals.” As such, we believe that our pharmacies are most appropriately called “specialty pharmacies.”

We offer a comprehensive selection of branded and generic prescription and non-prescription pharmaceuticals, specialty injectables, generic biologics, compounded medicines, healthcare-related products and diagnostic products. These products are used for the treatment of acute or chronic medical conditions and may be purchased through our drug distribution centers, specialty pharmacies and online through www.familymeds.com and www.drugmax.com.

Specialty Pharmacy Operations

As of January 1, 2005, we operated 77 corporate pharmacies and franchised 8 pharmacies in 13 states. 44 of our pharmacies are located at or near the point of care between physicians and patients, oftentimes inside or near medical office buildings or on a medical campus. The majority of our revenues come from the sale of prescription pharmaceuticals which represented approximately 94% of our net revenues for the fiscal year ended January 1, 2005. Our corporate pharmacies provide services to over 400,000 acute or chronically ill patients each year, many with complex specialty and medical product needs.

We operate our pharmacies under the trade names Familymeds Pharmacy (“Familymeds”) and Arrow Pharmacy and Nutrition Centers (“Arrow”). Familymeds is primarily used for pharmacies outside of New England. The Familymeds locations were primarily originated by acquiring the base pharmacy business from HMO’s, hospitals and regional independent operators. The locations are primarily clinic size with a small footprint, usually less than 1,500 sq. ft. The Arrow trade name is used in New England where most of the pharmacies were opened as a start-up or re-acquired from former Arrow franchise operators who opened these legacy pharmacy operations as start-ups. These locations are primarily apothecary size, approximately 2,000 sq. ft. and may be more visible as retail type locations, though primarily nearby hospitals or medical campus locations. Our locations in Michigan and certain locations elsewhere throughout our trading area may have a larger footprint to accommodate a comprehensive inventory of nutritional and home medical supplies.

There are more than 5,000 locations at or near the point of care available to open additional pharmacies nationwide. Because of our experience with operating pharmacies in these locations, we believe we are uniquely positioned to target these sites and increase our core pharmacy market presence. We also believe that we can grow our specialty pharmacy operations through selective acquisitions. By increasing our store count, through acquisitions or the opening of new pharmacies at or near the point of medical care, we believe we can increase our customer base, leverage our existing infrastructure and expand our geographic reach.

Our strategy also includes offering our customers multiple sales channels by which our customers can purchase our products. We offer them the opportunity to purchase a broad array of health-related products online including a comprehensive selection of prescription medications, vitamins and nutritional supplements, home medical equipment, and health and beauty aids directly from our specialty pharmacies, by mail order, and via the Internet. Familymeds.com is the foundation of our Internet offering. This website is one of the few sites certified as a Verified Internet Pharmacy Provider Site (VIPPS) by the National Association of Boards of Pharmacy (NABP). The VIPPS program is a voluntary certification program designed to approve and identify online pharmacies that are appropriately licensed and prepared to practice internet pharmacy. Familymeds.com is the non-prescription Internet commerce partner for select prescription benefit managers (PBMs) including Medco Health. We will continue to pursue opportunities to partner with managed care and others providers to increase our sales through our internet sales channel.

Our newest strategy is to operate and locate Worksite PharmaciesSM (pharmacies that service a single, defined population) for large employers who are seeking to control overall employee prescription drug benefit expenditures while maintaining high employee satisfaction through improved accessibility. Our Worksite PharmaciesSM offer prescription services exclusively to the employer’s covered population. We can deliver these services at or near the employer’s work site by opening, staffing and managing a pharmacy. Our initial results have proven that this strategy reduces healthcare costs for the employer. Our research has shown that many employers, especially large Fortune 500 companies are seeking more aggressive methods to control healthcare expenditures, especially the pharmacy component of benefits. We have identified key large employers, those with over 2,000 employees in a single location, to be target opportunities for this type of Employer Sponsored Worksite PharmacySM. In late 2004, we opened a Worksite PharmacySM in the employee center of the Mohegan Sun Casino in Connecticut with more than 10,000 employees and dependents as potential patients. Through March 2005, our performance at this location has exceeded our expectations. The Company has developed special clinical compliance and generic therapeutic programs to attract patients and reduce pharmacy expenditures.

We also have active programs designed to improve patient compliance and to reduce costs. We have three major programs, a prescription compliance program called Reliable Refill, a discount plan called Senior Save15 and an automated telephony system designed to notify patients of recalls, provide refill reminders and notify our customers of other important information. Reliable Refill is a compliance program that identifies prescriptions that are due to be filled and schedules them for filling before the patient has run out of the previous prescriptions. Our Senior Save15 program, introduced prior to the Medicare Modernization Act, is our own discount program that gives senior customers access to all of our prescription and over-the-counter products at discounted prices. Our programs are designed to improve medication therapy management among patients with chronic therapeutic needs especially the elderly population. Our data warehouse identifies these patients and allows us to target these patients with special needs. We believe our data warehouse and our medication therapy management programs uniquely position our company as a specialty pharmacy provider.

Although we do not offer franchises for sale at this time, in the case of renewing franchisees, we are subject to the disclosure requirements of the Federal Trade Commission and may be subject to pre-sale disclosure requirements and registration requirements of various state laws regulating the offer and sale of franchises. In addition, with respect to our existing franchisees, we also are subject to certain state laws regulating the franchisor-franchisee relationship. Failure to comply with these regulations could result in substantial financial penalties. As of January 1, 2005, we held franchise agreements for eight stores and are not materially dependent on these agreements. We believe the number of our franchised pharmacy locations will decrease over the next few years.

Drug Distribution Operations

Prior to the merger in November 2004 between DrugMax and FMG, (the “Merger”), the distribution operations sold branded and generic pharmaceuticals, over-the-counter products, health and beauty aids, nutritional supplements and other related products through distribution centers located in Pittsburgh and New Castle, Pennsylvania and in St. Rose, Louisiana. In July 2004, the Pittsburgh facility was closed and its customers were transitioned to the Louisiana facility. Pharmaceuticals were distributed primarily to independent pharmacies and a limited number of small regional chain retail pharmacy operators. Historically, dock to dock services were also offered. These services included receiving pharmaceuticals on behalf of distributor directly from pharmaceutical companies then re-shipping to the distributor. While the dock to dock business component of the distribution operation has been a significant source of revenues historically, it had been a low margin business. Therefore, in 2004 prior to the Merger, the company discontinued this service. The strategy, prior to the Merger, was to focus efforts on growing generic pharmaceutical revenues which have higher margins. Additionally, from time-to-time, the strategy included seeking to acquire additional complementary product lines that enhanced our ability to provide higher-margin pharmaceuticals.

Valley Drug Company, the New Castle facility, carries a full-line of pharmaceuticals and is an authorized distributor for the vast majority of branded pharmaceutical manufacturers including Pfizer and GlaxoSmith Klein. An outside sales force has been used to generate sales from this facility. Valley Drug South, the Louisiana facility, also carries a full-line of pharmaceuticals and has relied on an inside sales force and telemarketers to generate sales.

Since the Merger, our strategy has been to reduce our cost of goods sold by integrating our specialty pharmacy operations and our drug distribution operations, reducing our cost of goods sold on generic pharmaceuticals, and increasing our generic and higher margin specialty pharmaceutical sales to existing customers. Our distribution facility in St. Rose, Louisiana now supports our specialty pharmacies and more than $150 million annually of our pharmaceutical needs for our specialty pharmacies are being directly sourced through the St. Rose facility.

Since the Merger, we have entered into new purchasing agreements with several manufacturers of generic pharmaceuticals, and a prime warehouse agreement with D&K Healthcare Resources, Inc. (“D&K”). Now, D&K and the generic manufacturers deliver pharmaceuticals to our warehouse in Louisiana where we combine the orders by store and ship the products directly to our specialty pharmacies. These new agreements coupled with the integration of our two operations, we believe, will reduce our cost of goods sold.

The new drug distribution strategy is to focus on distributing higher gross margin specialty pharmaceutical and generic drugs across our existing FMG physician relationships through direct marketing. In addition the revised strategy emphasizes acquiring new customers - physicians, pharmacies and more specialty healthcare providers - through implementing an inside telephonic sales and marketing method. Historically, DrugMax had limited experience using these sales and marketing strategies, therefore, management cannot determine its potential success in acquiring and deriving revenue and profits until the new strategy is fully operational and a new Customer Relationship Management System (CRM) is deployed later in the second half of 2005.

Industry Overview

The pharmaceutical distribution industry faces numerous challenges and opportunities. While we expect significant growth in this segment of healthcare due to an aging population, the introduction of new pharmaceuticals, rising pharmaceutical prices, increased use of injectable drug therapies, and the expiration of patents for branded pharmaceuticals; we also face challenges due to changes in contracting practices, new Medicare and Medicaid regulations, and third party reimbursement issues.

Recent or newer drug product introductions are fostering significant opportunities for specialty drug distribution and management. It is estimated, according to IMS Health 2004, that specialty drugs are greater than a $20 billion component of a more than $200 billion prescription drug market. Specialty pharmacy and distribution key drivers depend on many factors, but primarily (1) methods of administration and delivery of the drug; (2) reimbursement and billing relationships with payers and employers; and (3) key referrals and clinical services offered to patients and physicians.

Historically, our suppliers offered cash discounts for prompt payments, inventory buying opportunities, rebates, negotiated deals and other promotional opportunities. A portion of our gross margin was derived from our ability to purchase inventory in advance of pharmaceutical price increases. Pharmaceutical manufacturers have begun to increase their control over the pharmaceutical supply channel by using inventory management agreements (“IMAs”). Under most IMAs, we are prevented from purchasing product in advance of pharmaceutical price increases. Additionally, the IMAs restrict our ability to purchase products from alternate sources. We believe these changes have negatively impacted our results of operations and could have an ongoing negative impact on our legacy drug distribution business, results of operations and financial condition in the future.

In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. These changes include changes to Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services. The Medicare Modernization Act, the MMA, includes a major expansion of the Medicare prescription drug benefit under new Medicare Part D. Beginning in 2006, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of outpatient prescription drugs. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average selling price, or ASP. As the ASP methodology of reimbursement is implemented, it may affect our current AWP based reimbursement structure with our private payors.

While we cannot predict the eventual results of these law changes, the effect of the MMA has been and will be to reduce prices and gross margins on some of the drugs that we distribute. Further, if other third-party payors revise their pricing based on new methods of calculating the AWP, or based on ASP, this could have a material adverse affect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

While current federal laws prohibit the importation of pharmaceuticals, there is increasing pressure on the FDA to change current law to allow individuals to purchase pharmaceuticals from outside of the United States of America. Legislation has been introduced at the state and federal level advocating such a change. Some of the congressional sponsors of importation legislation say that the bill could lower drug prices for seniors by 30 to 50 percent. If these laws are changed to permit the re-importation of pharmaceuticals into the United States, this could have a negative impact on our results of operations.

Despite the potential negative effects of legislation that would permit re-importation, the National Association of Chain Drug Stores (“NACDS”) expects an increase in the number of prescriptions dispensed, going from 3.22 billion in 2003 to nearly 4.5 billion in 2010, yet the supply of all community pharmacists is expected to increase only 9.2% versus an estimated 47% increase in prescriptions. If we are unable to successfully attract and retain pharmacists this trend could have a negative impact on our business and results of operations in the future.

Recent Developments

Merger

On March 19, 2004, FMG entered into an Agreement and Plan of Merger with DrugMax which was amended on July 1, 2004 and also on October 11, 2004. Under the terms of the amended Merger agreement, on November 12, 2004, FMG merged into DrugMax, and DrugMax was the surviving corporation in the Merger (the “Merger”). The separate existence of FMG ceased and the name of the surviving corporation is DrugMax. FMG was the acquirer for accounting purposes and all of the historical information herein is that of FMG.

In the Merger, the shareholders of FMG (along with certain FMG warrant holders and note holders) received an aggregate of 10,470,507 shares of our common stock along with warrants to purchase an additional 3,500,090 shares of our common stock. The exercise price of the warrants is $2.61 per share. In addition, in connection with the Merger, we issued an aggregate of 656,047 shares of restricted common stock, along with options to purchase an additional 1,574,369 shares of common stock, to certain employees and directors of FMG. The exercise price of the stock options is $0.57 per share. Immediately after the Merger, our pre-Merger stockholders, as a group, owned approximately 40%, and the FMG stockholders, employees and directors, as a group, owned approximately 60%, of our issued and outstanding shares of common stock, assuming the exercise of all stock options and warrants outstanding.

Pursuant to the Merger agreement, FMG was entitled to nominate four individuals to our board of directors for consideration by our stockholders at the meeting held on November 12, 2004. The four FMG’s designees were Edgardo Mercadante, Philip Gerbino, Peter Grua and Laura Witt, all four of whom served on the FMG’s board of directors. As previously reported, on November 12, 2004, our stockholders elected the foregoing four Familymeds designees, and such persons now serve on our board of directors along with Jugal K. Taneja, Mark Majeske, Rakesh Sharma, and James Searson.

On November 12, 2004, Mr. Mercadante was named Co-Chairman and Chief Executive Officer and Mr. Ribaudo was named Chief Financial Officer. Further, on such date, Mr. Taneja, our former Chief Executive Officer, was appointed as Co-Chairman of the Board of Directors, and William LaGamba was appointed as President and Chief Operating Officer. In connection therewith, each of Messrs. Taneja, LaGamba, Mercadante and Ribaudo are expected to enter into new employment agreements with DrugMax. As those agreements have not yet been negotiated, management cannot at this time predict the terms of those agreements. However, the Merger agreement requires that the terms of those employment agreements be negotiated and approved by our compensation committee.

At the November 12, 2004 annual stockholders meeting, our stockholders also approved various other items discussed under Item 4 of this Annual Report on Form 10-K under the heading “Submission of Matters to a Vote of Security Holders.”

Capitalization & Refinancing

Series A Preferred Stock

On December 2, 2004, for an aggregate purchase price of $17 million, we sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of our series A convertible redeemable preferred stock. These shares are convertible into an aggregate of 4,594,591 shares of our common stock, based upon an initial conversion price of $3.70 per share. In addition, the investors received warrants to purchase an aggregate of 1,378,374 shares of our common stock. The exercise price of the warrants is $4.25 per share. The warrants are exercisable into our common stock and expire on the fifth anniversary of the closing. Midsummer Investment, Ltd. acted as the lead investor in the private placement. First Albany Capital served as the lead placement agent for the transaction and the Maxim Group, LLC served as co-agent.

We filed a registration on Form S-3 to register the resale of the shares of common stock issuable upon the conversion of the series A preferred stock and the exercise of the warrants and are required to maintain the registration effective until all of such shares have been sold or maybe sold without volume restrictions pursuant to rule 144. The Form S-3 was declared effective by the SEC on January 19, 2005.

Senior Credit Facility

On December 9, 2004, we entered into a second amended and restated credit agreement with General Electric Capital Corporation (“GECC”), which matures in December 2007, increased FMG’s existing credit facility from $31 million (“the Old Credit Facility”) to $65 million (the “Senior Credit Facility”). Available credit under this facility is based on eligible receivables, inventory and prescription files, as defined in the agreement. The $65 million of maximum availability was reduced by $5.5 million of permanent availability, until the March 2005 Amendment discussed below, which increased the permanent availability reduction to $7.5 million. As of January 1, 2005, $32.9 million was outstanding on the line and $2.9 million was available for additional borrowings. The Senior Credit Facility is secured by substantially all of our assets.

On March 22, 2005, the company entered into the first amendment to the Senior Credit Facility (the “March 2005 Amendment”). The March 2005 Amendment provides for an increase in the reduction of permanent availability from $5.5 million to $7.5 million and allowed us to convert $23.0 million in accounts payable owed to AmerisourceBergen Drug Corporation (“ABDC”)(after having repaid $6,000,000 on March 23, 2005 in connection with the closing of the new ABDC supply agreement) into (a) a subordinated convertible debenture in the original principal amount of $11.5 million (the “Subordinated Debenture”) and (b) a subordinated promissory note in the original principal amount of $11.5 million (the “Subordinated Note”).

The Senior Credit Facility requires compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, minimum net worth, maximum fixed charge coverage ratio, minimum inventory turnover, maximum trade receivable days sales outstanding, maximum accounts payable days outstanding and maximum ratio of non-pharmaceutical inventory to total inventory. We violated certain of these covenants as of January 1, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such date were in default on this obligation. As of April 15, 2005, we had not yet received an amendment waiving covenant violations. We expect to receive an amendment during the second quarter of 2005. However, there is no assurance that the lender will waive the violation and the lender could demand repayment of the $32.9 million outstanding as of January 1, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

See, “ Business-Recent Developments-Change in Primary Supplier Relationship” and “Management’s Discussion and Analysis of Financial Condition.”

Change in Primary Supplier Relationship

Prior to the Merger between DrugMax and FMG, our specialty pharmacies relied primarily on ABDC for our prescription drugs, over-the-counter products and personal care items through a direct to store (“DSD”) method of distribution. Under the agreement with ABDC dated May 1, 2003, our specialty pharmacies were required to purchase a minimum of 90% of our pharmaceuticals from ABDC. This agreement was due to expire May 1, 2006. Our drug distribution operations also maintained a relationship with ABDC. In September 2004, prior to the Merger with FMG, ABDC ceased supplying product on credit to our drug distribution operations. On October 22, 2004, ABDC filed a lien in Louisiana against Valley Drug Company South’s assets. As part of our integration plan, our Louisiana facility now distributes to our specialty pharmacy operations which improves our cost of goods sold by having the products delivered directly to our distribution center. As such, in December 2004, we entered into a prime warehouse supplier agreement with D&K Healthcare Resources, Inc. (“D&K”). Under the terms of this agreement, D&K agreed to be our primary supplier of prescription drugs, over-the-counter pharmaceuticals, and other merchandise generally available from D&K. The products are delivered directly to our Louisiana facility, where the products are sorted and combined with branded and generic products to be delivered to our specialty pharmacies. The D&K agreement contains certain volume requirements and has an initial term of two years, which renews automatically for successive one-year periods unless either party provides the other party a written non-renewal notice. Either party may terminate this agreement for material breach, and subsequent failure to cure, including failure to make payments when due.

Further, on March 14, 2005, we entered into a new strategic relationship with ABDC, which includes a new supply agreement pursuant to which ABDC will supply us with certain branded and generic prescription products, thus providing us with a secondary source for our prescription product needs. The ABDC agreement has a term of 3 years and has no minimum purchase requirements.

On March 21, 2005, we converted the remaining $23,000,000 in accounts payable that we owed to ABDC (after having repaid $6,000,000 on March 23, 2005 in connection with the closing of the new vendor supply agreement) into a subordinated convertible debenture in the original principal amount of $11,500,000 (the “Subordinated Debenture”) and a subordinated promissory note in the original principal amount of $11,500,000 (the “Subordinated Note”). In connection therewith, ABDC released its lien against the assets of Valley Drug Company South.

See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Subordinated Debenture and the Subordinated Note.

Competition

The healthcare industry in which we operate is highly competitive. Our failure to compete effectively in this segment may adversely affect our business, financial condition and results of operations. Many of our competitors are offering similar products and services. Some of our competitors have greater resources than we have. These competitive pressures could have a material adverse effect on our business, financial condition or results of operations.

We compete on the basis of breadth of our product lines, marketing programs, support services and pricing. Increased competition may result in price reductions, reduced gross margins and loss of market share. Competitors, many of which have significantly greater financial, technical, marketing and other resources, include:

•	Chain drugstores including CVS, Rite Aid and Walgreen’s;

•	Mass marketers including Target and Wal-Mart;

•	Warehouse clubs including BJ’s, Costco and Sam’s Club;

•	Mail order prescription providers including Express Scripts and Medco;

•	Online drugstores including drugstore.com;

•	Specialty medication providers including Accredo Health and Priority Healthcare; and

•	Wholesale drug distributors including AmerisourceBergen Drug Corporation and Cardinal Health.

In addition, certain of our competitors have developed or may be able to develop e-commerce operations that compete with our pharmacy and e-commerce operations, and may be able to devote substantially more resources to web site development and systems development. The online commerce market is rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at relatively low cost.

Government Regulations and Legal Uncertainties

We are subject to extensive federal, state and local licensing and registration laws and regulations with respect to our business, including our pharmacy and franchise operations and the pharmacists we employ. Regulations in these areas often involve subjective interpretation and we do not know if our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. We believe we have satisfied our licensing and registration requirements and continue to actively monitor our compliance with these requirements. However, violations of any of these regulations could result in various penalties, including suspension or revocation of our licenses or registrations, and seizure of our inventory or monetary fines, any of which could adversely affect our operations and damage our brand.

We also are subject to requirements under the Controlled Substances Act and Federal Drug Enforcement Agency regulations, as well as state and local laws and regulations related to our pharmacy operations such as registration, security, record keeping and reporting requirements related to the purchase, storage and dispensing of controlled substances, prescription drugs and certain over-the-counter drugs. Under the Food, Drug & Cosmetic Act of 1938, the distribution of adulterated or misbranded homeopathic remedies or other drugs is prohibited. Violations could result in substantial fines and other monetary penalties, seizure of the misbranded or adulterated items, and/or criminal sanctions. We also are required to comply with the Dietary Supplement Health and Education Act when selling dietary supplements and vitamins.

In addition, our pharmacy compounding services are subject to FDA regulation. The FDA also regulates drug advertising and promotion, including direct-to-patient advertising, done by or on behalf of manufacturers and marketers. If we expand our product and service offerings, more of our products and services will likely be subject to Food and Drug Administration regulation. Failure to comply with these regulations could result in significant penalties which may be material. We also are subject to federal statutes and state legislation that prohibit the offer, payment, solicitation, or receipt of any remuneration directly or indirectly in exchange for, or intended to induce, the referral of patients or the sale or purchase of services and supplies covered by certain governmental programs (Anti-Kickback Laws). We also are subject to the Ethics in Patient Referrals Act of 1989, commonly referred to as “Stark Law,” which prohibits the billing of federally-funded health care programs for certain health care services provided by entities with which the referring physician have certain financial arrangements. Violations of these laws are punishable by civil sanctions, including significant monetary penalties and exclusion from participation in the Medicare and Medicaid programs, and criminal sanctions in the case of the Anti-Kickback Law. Due to the breadth and complexity of these laws, there can be no assurance that we, any of our personnel, or any of our significant customers or business partners, will not become subject to sanctions that could have a material adverse effect on our business, financial condition and results of operations. Additionally, the sanctioning or exclusion of a manufacturer or recipient of our products or services, even for activities unrelated to us, could also have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the Omnibus Budget and Reconciliation Act of 1990 and similar state and local laws and regulations, our pharmacists are required to offer counseling to our customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill and other information deemed significant by our pharmacists. In the event that our pharmacists or our mail order and online pharmacies provide erroneous or misleading information to our customers, we may be subject to liability or negative publicity that could have an adverse impact on our business. Although we carry general, professional and product liability insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

The Health Insurance Portability and Accountability Act of 1996, and regulations promulgated thereunder (collectively “HIPAA”), require health care providers, like us, to comply with specified standards for electronic billing and other transactions and to adopt and comply with policies and procedures to protect the security and privacy of an individual’s protected health information consistent with HIPAA requirements, and prohibit the use or dissemination of an individual’s protected health information without the individual’s consent. There are significant civil monetary and criminal penalties for failure to comply.

Although we do not offer franchises for sale at this time, in the case of renewing franchisees, we are subject to the disclosure requirements of the Federal Trade Commission and may be subject to pre-sale disclosure requirements and registration requirements of various state laws regulating the offer and sale of franchises. In addition, with respect to our existing franchisees, we also may be subject to certain state laws regulating the franchisor-franchisee relationship. Failure to comply with these regulations could result in substantial financial penalties. As of January 1, 2005, we held franchise agreements for eight stores and are not materially dependent on these agreements.

We also are subject to laws governing our relationship with employees, including minimum wage requirements, overtime and working conditions. Increases in the federal minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect our results of operations. Other legislation being considered at the federal and state level could affect our business including state legislation related to the regulation of nonresident pharmacies. We believe we are currently in material compliance with the state and federal laws and regulations governing our business.

As a publicly traded company, we are subject to numerous federal securities laws and regulations. These laws include the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations promulgated by the SEC. These laws and regulations impose significant requirements in the areas of financial reporting, accounting practices, and corporate governance among others.

In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. These changes include changes to Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services. The Medicare Modernization Act, the MMA, includes a major expansion of the Medicare prescription drug benefit under new Medicare Part D. Beginning in 2006, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of outpatient prescription drugs. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average selling price, or ASP. As the ASP methodology of reimbursement is implemented, it may affect our current AWP based reimbursement structure with our private payors.

While current federal laws prohibit the importation of pharmaceuticals, there is increasing pressure on the FDA to change current law to allow individuals to purchase pharmaceuticals from outside of the United States of America. Legislation has been introduced at the state and federal level advocating such a change. Some of the congressional sponsors of importation legislation say that the bill could lower drug prices for seniors by 30 to 50 percent. If these laws are changed to permit the re-importation of pharmaceuticals into the United States, this could have a negative impact on our results of operations.

Recently, many states have passed or have proposed laws and regulations that are intended to protect the integrity of the supply channel. These laws and regulations may also restrict our ability to purchase drugs from alternate source supplier and are likely to increase the overall regulatory burden and costs associated with our drug distribution operations.

The costs associated with complying with various federal and state regulations could be significant and the failure to comply with any such legal requirements could have a significant impact on our business, results of operations and financial condition.

Intellectual Property

We hold various trademarks, trade names, service marks, and business licenses that are essential to the operation of our business. These trademarks, service marks and licenses have varying statutory lives and are generally renewable indefinitely. Although we believe that our trademarks and other proprietary products do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Employees

At January 1, 2005, we employed 770 persons, 528 of which represented full-time employees. Approximately 20 % of our employees are pharmacists. Labor unions do not represent any of these employees.

RISK FACTORS

In addition to the other information in this Form 10-K, the following should be considered in evaluating our business and prospects:

We may be unable to integrate successfully our specialty pharmacy and our drug distribution operations. We may fail to realize all of the anticipated benefits of the Merger.

The value of our company following the Merger of DrugMax and FMG and the benefits of the Merger principally depend on the successful integration of our drug distribution operation and specialty pharmacy operation and the implementation of our business plan. The Merger involves the integration of two companies that have previously operated independently and focused on different supply and distribution channels. There is little business precedent for the integration of a pharmaceutical distributor and a specialty pharmacy chain. We may fail to realize some or all of the anticipated revenue opportunities, cost savings and other benefits of the transaction as a result of, among other things, vendor constraints, unanticipated costs, deterioration in the U.S. economy and other factors. The diversion of management’s attention and any delays or failure to achieve our business plan could have an adverse effect on our business, results of operations or financial condition.

Our success is dependent upon entering into and maintaining profitable contracts with third-party payors including: health insurers, managed care organizations and pharmacy benefit managers. Changes in reimbursement policies or efforts by payors to recoup payments already made could have an adverse effect on our business, financial condition and results of operations.

We derive a majority of our revenue from health insurers, managed care organizations and pharmacy benefit managers called third-party payors. Our contracts with these organizations enable us to obtain reimbursement on behalf of our customers for the prescription products that they purchase at our pharmacies. If we are unable to maintain existing contracts or obtain additional contracts, we may not be able to obtain reimbursement for prescription products purchased at our retail, mail order and online pharmacies, which could decrease the demand for our services and products and impair our ability to retain and expand our customer base. Recent efforts by third-party payors to control costs have resulted in reduced rates of reimbursement for our services. If these trends continue, they could adversely affect our results of operations.

Third-party payors also have certain contractual rights permitting them to audit our records to determine if they have overpaid us. Subject to the outcome of the audit, we may be required to reimburse the third-party payor for any overpayments. If we are required to reimburse the payor, it could have a material adverse effect on us.

Our specialty pharmacies are dependent upon our distribution operations for the delivery of our products offered for sale. Our failure to supply our pharmacies effectively may adversely effect our business, financial condition and results of operations.

Our integration plan includes the integration of our specialty pharmacy operations and drug distribution operations. As such, our products are purchased and delivered to our distribution operations, then delivered to our specialty pharmacy locations. If our drug distribution operations fail to execute our business plan, or fail to deliver products timely to our pharmacies, our results of operations could be adversely affected.

The healthcare industry in which we operate is highly competitive. Our failure to compete effectively in this segment may adversely effect our business, financial condition and results of operations.

We face a highly competitive environment in the distribution of pharmaceuticals. Many of our competitors are offering similar products and services. Some of our competitors have greater resources than we have. These competitive pressures could have a material adverse effect on our business, financial condition or results of operations.

Because many of our specialty pharmacies are located at or near the point of care, our operations are dependent upon the activities of the healthcare providers in our trade area. Changes to the blend of the healthcare providers or to their prescribing practices may adversely affect our business, financial condition or operating results.

Our strategy has been to locate our specialty pharmacies at or near the point of care. As such, we are dependent upon the healthcare providers practicing in our trade areas. We rely on the number of patient visits, the number of prescriptions written, and the types of prescriptions written by the provider. These providers may choose to relocate or close their practices, may limit their patient visits, or may prescribe a mix of products with low gross margins such as branded prescription products. These changes could have a material adverse effect on our business, results of operations and financial condition.

Our Senior Credit Facility contains certain covenants that limit the way we conduct business. We violated certain of these covenants as of January 1, 2005 and as of such date the lender could demand repayment.

In December 2004, we entered into a new secured Senior Credit Facility, which provides up to $65 million of indebtedness. At January 1, 2005, we had an outstanding principal balance of $32.9 million. Our debt covenants require us to meet financial covenants, and impose other limitations that may limit our flexibility in planning for and reacting to changes in our business, including our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes. Failure to meet our debt covenants could result in acceleration of the debt. Also because our borrowings under our Senior Credit Facility are secured by liens on substantially all of our assets and the assets of our subsidiaries, and we are in default under our Senior Credit Facility, our secured creditor could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. We violated certain of these covenants as of January 1, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such date were in default on this obligation. As of April 15, 2005, we had not yet received an amendment waiving covenant violations. We expect to receive an amendment during the second quarter of 2005. However, there is no assurance that the lender will waive the violation and the lender could demand repayment of the $32.9 million outstanding as of January 1, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

We currently do not have the ability to repay our indebtedness if the lender demands repayment, and we further cannot assure you that, if the need arises, we will be able to obtain additional financing or to refinance our indebtedness on terms acceptable to us, if at all. Any such failure to obtain financing could have a material adverse effect on our business, results of operations and financial condition.

We require additional capital to implement our growth strategy.

In order to implement our growth strategy, we will need additional capital resources and may incur, from time to time, additional indebtedness, the terms of which will depend on market and other conditions. We cannot be certain that additional financing will be available to us on acceptable terms, if at all. As a result, we may not be able to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity or debt securities that would reduce the percentage ownership of our then current shareholders.

We are in default on our Senior Credit Facility and have a history of losses. Our independent registered public accounting firm has issued an opinion with an explanatory paragraph discussing the substantial doubt about our ability to continue as a going concern for fiscal year January 1, 2005.

As of January 1, 2005, we are in violation of certain covenants on our Senior Credit Facility and the lender could demand repayment. Additionally we incurred net losses of $39.8 million, $12.2 million and $10.1 million for the years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively. The opinion from the independent registered public accounting firm on our accompanying consolidated financial statements as of January 1, 2005 and December 27, 2003 and for each of the three years in the period ended January 1, 2005 then ended was modified with respect to the substantial doubt surrounding our ability to continue as a going concern.

The implementation of our business plan is dependent upon the continued employment of our management team and attracting and retaining qualified pharmacists.

Our success depends on our ability to attract, retain and motivate our executive management team, key employees and pharmacists. We have not experienced such difficulties in the recent past. However as is generally true in the industry, if any of our senior management or key personnel with an established reputation within the industry were to leave our employment, there can be no assurance that our customers or suppliers who have relationships with such person would not purchase products from such person’s new employer, rather than from us. Further, there is currently a national shortage of pharmacists. As a result, pharmacists’ wage requirements continue to increase, thus we may not be able to attract and retain an adequate number of pharmacists required in order to maintain our existing level of customer service. The shortage of pharmacists and the increased wage requirements of pharmacists could have a material adverse effect on our business, result of operations and financial condition.

Our business could be adversely affected if relations with our significant supplier are terminated; substantially all of our supplier agreements are terminable at will.

Recently, we entered into a new primary warehouse agreement with D&K Healthcare Resources, Inc. pursuant to which we are required to purchase primarily all of our products for sale in our specialty pharmacies from D&K. (See, “Business-Recent Developments.”) Although we purchase products from many different brand name and generic pharmaceutical manufacturers and while we believe that if we were to cease to be able to purchase products directly from D&K, we could secure the same products through other sources, including other distributors; there is a risk that our costs would increase if our primary warehouse agreement is terminated.

Our operations are subject to extensive regulations. Changes to these regulations or failure to comply with these regulations may adversely affect our business, financial condition or operating results.

We are subject to extensive federal, state and local licensing and registration laws and regulations with respect to our business, including our pharmacy and franchise operations and the pharmacists we employ. Regulations in these areas often involve subjective interpretation and we do not know if our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. While we believe we have satisfied our licensing and registration requirements and continue to actively monitor our compliance with these requirements, we cannot assure you that such monitoring will be adequate to achieve full compliance. Violations of any of these regulations could result in various penalties, including suspension or revocation of our licenses or registrations, and seizure of our inventory or monetary fines, any of which could adversely affect our operations and damage our brand.

In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. These changes include changes to Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services. The Medicare Modernization Act, the MMA, includes a major expansion of the Medicare prescription drug benefit under new Medicare Part D. Beginning in 2006, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of outpatient prescription drugs. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average selling price, or ASP. As the ASP methodology of reimbursement is implemented, it may affect our current AWP based reimbursement structure with our private payors.

While we cannot predict the eventual results of these law changes, the effect of the MMA has been and will be to reduce prices and gross margins on some of the drugs that we distribute. Further, if other third-party payors revise their pricing based on new methods of calculating the AWP, or based on ASP, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products. See “Business – Government Regulations and Legal Uncertainties.”

Our disclosure controls and procedures are not adequately effective.

As of January 1, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our new Chief Executive Officer and Chief

Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that certain material weaknesses existed. The material weaknesses identified are as follows:

•	As a result of a systems conversion on December 10, 2004 and in connection with the preparation of the Company’s consolidated financial statements for the year ended January 1, 2005 certain internal control deficiencies related to the drug distribution operations became evident to management that, in the aggregate, represent material weaknesses. These include inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews; inadequate preparation and insufficient review and analysis of certain financial statement account reconciliations primarily relating to trade payable balances; and absence of documented support for, and review of certain manual accounting entries and adjustments.

We continue to improve and refine our internal controls and we are committed to remediating the material weaknesses in internal controls over financial reporting as expeditiously as possible. Lack of certain disclosure controls and procedures, may result in a misstatement of the financial statements. See, “Item 9A. Controls and Procedures.”

Pharmaceutical manufacturers have prevented drug distributors from purchasing inventory in advance of pharmaceutical price increases. This trend could have a material adverse effect on our business, results of operations and financial condition.

Historically, our suppliers offered cash discounts for prompt payments, inventory buying opportunities, rebates, negotiated deals and other promotional opportunities. A portion of our gross margin was derived from our ability to purchase inventory in advance of pharmaceutical price increases. Pharmaceutical manufacturers have begun to increase their control over the pharmaceutical supply channel by using inventory management agreements (“IMAs”). Under most IMAs, we are prevented from purchasing product in advance of pharmaceutical price increases. Additionally, the IMAs restrict our ability to purchase products from alternate sources. We believe these changes have negatively impacted our results of operations and will have a negative effect on our business, results of operations and financial condition.

There are a large number of shares that are or may soon be available for future sale under our pending registration statements; the sale of these shares may depress the market price of our common stock.

As discussed under “Business – Recent Developments,” we have registered or are required to file a registration statement to register the resale of:

•	all of the shares of common stock issuable in payment of, and upon the conversion of, the debenture issued to ABDC, which DrugMax currently estimates to be approximately 4.4 million shares of common stock;

•	up to 4,594,591 shares of common stock issuable upon conversion of our outstanding series A preferred stock;

•	1,177,052 shares of common stock issuable in payment of dividends on our outstanding series A preferred stock;

•	1,378,374 shares of common stock issuable upon exercise of outstanding warrants issued in connection with the sale of our outstanding series A preferred stock;

•	1,000,000 shares of common stock issued in connection with the private placement we completed in March, 2004;

•	10,470,507 shares of common stock issued, in connection with our Merger, to the former shareholders of FMG (along with certain FMG warrant holders and note holders);

•	3,500,090 shares of common stock issuable upon the exercise of the warrants we issued, in connection with our Merger, to the former shareholders of FMG (along with certain FMG warrant holders and note holders);

•	3,366,020 shares of common stock owned by Edgardo Mercadante, Jugal Taneja, Dale Ribaudo, William LaGamba, Allison Kiene and James Beaumariage; and

•	1,974,442 shares issuable upon the exercise of options owned by Edgardo Mercadante, Jugal Taneja, Dale Ribaudo, William LaGamba, Allison Kiene and James Beaumariage.

Some of the foregoing registration statements have been filed and DrugMax anticipates filing the others shortly. Once filed, DrugMax will have registration statements in place covering the resale of approximately 32,000,000 shares. Generally, we are required to use our best efforts to keep the registration statements continuously effective until all the registered securities have been sold or may be sold without volume restrictions pursuant to Rule 144(k). During the effectiveness of the respective registration statements, all the shares covered thereby generally will be freely trading, subject, in the case of the shares addressed in the last four categories listed above, to certain resale volume limitations imposed by the lock up and registration rights agreement that we entered into with management and the former FMG shareholders and noteholders. We have a relatively small daily trading volume and, thus, the sale of any of the foregoing shares in the public markets may materially adversely affect the market price of our common stock.

Item 2. PROPERTIES.

We do not own or hold any legal or equitable interest in any real estate, but instead lease all of our locations, including our corporate headquarters, which is located at 312 Farmington Avenue, in Farmington, Connecticut. Our headquarters contains approximately 30,000 square feet. The lease for our headquarters expires April 30, 2007, with a monthly lease payment of $51,496.

We also lease our various pharmacy locations many of which are within medical complexes. The leases vary as to rental amounts, expiration dates, renewal options and other rental provisions.

We also lease an administrative facility containing approximately 5,216 square feet of office space, located at 25400 US Highway 19 North, Suite 137, Clearwater Florida 33763. The term of the lease for the Clearwater office is for five years expiring January 14, 2008, with an initial monthly lease payment of $6,303. We are currently attempting to negotiate a termination of this lease.

Our drug distribution operations are operated out of two locations, one in New Castle, Pennsylvania and one in St. Rose, Louisiana. The Pennsylvania facility is located at 209 Green Ridge Road, New Castle, Pennsylvania 16105. We lease this premises from Becan Development LLC, a related party (see Note 14 of the consolidated financial statements). This facility consists of approximately 45,000 square feet of office, warehouse, shipping and distribution space. The premises are leased pursuant to a lease with a base term of 15 years expiring December 30, 2018, with an initial monthly lease payment of $17,000.

We also lease our Louisiana facility, which is located at 10016 River Road, St. Rose, Louisiana, 70087, from River Road Real Estate LLC, a related party (see Note 14 of the consolidated financial statements.) The building consists of approximately 39,000 square feet of air-conditioned office and warehouse space. The lease for the St. Rose location is for a term of five years expiring October 2006, and carries a monthly lease payment of $15,000.

We believe all of our as presently conducted properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3. LEGAL PROCEEDINGS.

We are not presently subject to any material legal proceedings other than as set forth below:

In March 2000, prior to the Merger with FMG, we acquired all of the issued and outstanding shares of common stock of Desktop Corporation, a Texas corporation located in Dallas, Texas, pursuant to an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp.. On February 7, 2002, Messrs. Miller and Fagala filed a complaint in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that we had breached the Reorganization Agreement by failing to pay 38,809 shares of our common stock to the plaintiffs. The complaint also includes a count of conversion and further alleges that we breached the employment agreements with Messrs. Miller and Fagala, for which the plaintiffs seek monetary damages. On March 11, 2002, we filed our answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT”), in which we alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that we were entitled to set off our damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT filed its answer, counterclaim against us and cross-claim against the plaintiffs. In December 2003, we entered into a

Settlement Agreement and Release with HCT whereby we unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to us in consideration for the release. There has been little activity by Messrs. Miller and Fagala with regard to this matter, and we are currently considering how to proceed in light of this inactivity. We intend to vigorously defend the actions filed against us and to pursue our counterclaim. We cannot reasonably estimate any possible future loss or recovery as a result of this matter. While it is known that the plaintiffs are seeking 38,809 shares of our stock and monetary damages for breach of contract and conversion, we are unable to estimate the exact amount of the damages sought by the plaintiffs as they have not yet made a demand for a specific amount of damages. Accordingly, we have made no provision in the accompanying consolidated financial statements for resolution of this matter.

On November 12, 2003, prior to the Merger with FMG, Phil & Kathy’s, Inc. d/b/a Alliance Distributors (“Alliance”) served a complaint against us seeking to recover the non-payment of open invoices approximating $2.0 million based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, we filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the sale of twenty allegedly counterfeit bottles of Lipitor by Alliance to us, which we later sold to QK Healthcare, Inc. (“QK”). Alleging that the Lipitor was counterfeit, QK later sued us for breach of contract, violations of the implied warranty of merchantability and fraud. Accordingly, one of our subsidiaries, Valley Drug Company (“Valley”), also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated a lawsuit against Valley by QK in New York. We intend to vigorously defend Alliance’s breach of contract action and prosecute our counterclaim. At January 1, 2005, the amount that we recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. Under our indemnification agreement with Alliance, pursuant to which Alliance is required to indemnify us for all losses, expenses and damages sustained by us as a result of product sold to us by Alliance, and our right to offset our losses, expenses and damages against any amounts due to Alliance, we reduced the payable to Alliance by the cost of the faulty Lipitor sold to us by Alliance plus the settlement and litigation expenses incurred by us directly as a result of the Lipitor, or an aggregate of $0.5 million. We have recorded the foregoing trade payable of $1.5 million as of January 1, 2005, and we believe this estimate is reasonable based on the information we have at this time; however, we cannot reasonably estimate the total future possible loss that we will sustain as a result of the Alliance complaint or the possible recovery through our counterclaim or Valley’s consolidated action.

On May 14, 2003, prior to the Merger with FMG, Discount Rx, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“Discount”), acquired substantially all of Avery Pharmaceutical, Inc.’s (“Avery”) assets (“Avery Assets”) in exchange for assuming certain limited liabilities (the “Assumed Liabilities”) of Avery and issuing a promissory note to Mr. Al Sankary (“Sankary”) in the original principal amount of $318,000 (the “Sankary Note”). The Sankary Note and Avery specifically contemplated that Discount might have to pay certain unknown liabilities in connection with the acquisition in excess of the amount of Assumed Liabilities. Accordingly, the Sankary Note and the Avery Assets permit Discount to “set off” payments due under the Sankary Note against payments made in excess of the Assumed Liabilities. Discount believes the Avery obligations are well in excess of the Assumed Liabilities. On March 26, 2004, Sankary filed a lawsuit against Discount, in the 342nd Judicial District Court of Tarrant County, Texas (“Sankary Suit”). The complaint in the Sankary Suit alleges that Discount defaulted under the Sankary Note as a result of Discount’s failure to make payments when due to Sankary. Discount has paid to Sankary the minimum amount due under the Sankary Note (approximately $90,000). Discount believes that the Sankary Suit is very likely to be dismissed pursuant to agreement between the parties. The parties have exchanged settlement proposals and anticipate the Sankary Suit to be dismissed in the near future. We believe we have adequately reserved for this matter as of January 1, 2005 based on the estimated settlement.

On February 23, 2005, a former employee of DrugMax, James Hostetler, filed suit in the United States District Court for the Northern District of Illinois Eastern Division claiming DrugMax breached a compensation agreement. Specifically, Mr. Hostetler claims he is owed a commission of an unspecified amount as a result of the sale of securities consummated on December 2, 2004. For an aggregate purchase price of $17 million, we sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of our series A convertible redeemable preferred stock. (See, “Business-Recent Transactions”). We have not yet filed a response but intend to defend ourselves vigorously. Management does not believe Mr. Hostetler is entitled to any such commissions as he played no role in the sale of these securities. As a result of the early stage of this proceeding, we cannot currently estimate its outcome and have made no provision in the accompanying consolidated financial statements for the resolution of the matter.

From time to time, we may become involved in additional litigation arising in the ordinary course of our business. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As stated above, on November 12, 2004, at our annual stockholders meeting, our stockholders approved our Merger with FMG. At that meeting, our stockholders also approved:

•	A proposal to elect the following seven (7) nominees as directors: Jugal K. Taneja, William L. LaGamba, Rakesh K. Sharma, Edgardo Mercadante, Phillip Gerbino, Peter Grua and Laura Witt;

•	A proposal to adopt an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock from 24,000,000 to 45,000,000;

•	A proposal to adopt an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of our preferred stock from 2,000,000 to 5,000,000;

•	A proposal to adopt an amendment to our amended and restated certificate of incorporation to provide for mandatory indemnification of our directors and officers and permissive indemnification of our employees and agents;

•	A proposal to adopt an amendment to our amended and restated certificate of incorporation to limit the personal liability of a director to our company or our stockholders for monetary damages for a breach of duty as a director to the amount of compensation, if any, received by the director for serving as a director during the year in which the breach of duty occurred.

•	A proposal to approve an amendment to DrugMax’s 1999 Stock Option Plan to increase by 4,000,000 the number of shares of common stock covered by that plan;

•	A proposal to approve an amendment to DrugMax’s 2003 Restricted Stock Option Plan to increase by 2,000,000 the number of shares of common stock covered by that plan; and

•	A proposal to approve a reverse stock split of DrugMax’s common stock at a ratio of between four-for-five and one-for-two, to be implemented immediately before the Merger, at the discretion of DrugMax’s board of directors.

Although our stockholders approved the foregoing reverse stock split, our Board of Directors, at a meeting held November 12, 2004, determined that it was not in the best interest of our stockholders to affect a reverse stock split at that time. In the future, if the Board of Directors believes it is in the best interest of the shareholders and the company to perform a reverse stock split, it must seek stockholder approval before undertaking any such action.

Also, on November 12, 2004, we filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to effect the amendments to our articles of incorporation as approved by our stockholders. Also on November 12, 2004, our board of directors converted our fiscal year end from March 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “DMAX.” The following table sets forth the closing high and low bid prices for our common stock on the Nasdaq SmallCap Market for each calendar quarter during our last two fiscal years, as reported by Nasdaq. Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

	Common Stock
	High	Low
2003
First Quarter	$1.43	$1.00
Second Quarter	$1.85	$1.03
Third Quarter	$2.65	$1.21
Fourth Quarter	$2.80	$1.85
2004
First Quarter	$5.87	$1.99
Second Quarter	$4.96	$4.01
Third Quarter	$4.79	$3.06
Fourth Quarter (Merger with FMG occurred on November 12, 2004)	$4.04	$3.28

As of March 31, 2005, there were approximately 764 shareholders of record of our common stock and 19,708,974 shares of common stock outstanding. Historically, we have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by our Board of Directors. Our current credit facility prohibits the payment of dividends. See, “Management’s Discussion and Analysis of Financial Condition and Operating Results.”

ITEM 6. SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

The selected consolidated financial information below has been derived from DrugMax’s (formerly Familymeds Group, Inc.) audited consolidated financial statements. On November 12, 2004, Familymeds Group, Inc. (“FMG”) merged with DrugMax, Inc. and for accounting purposes FMG was the acquirer. The historical information below is that of FMG and includes financial results for the acquired operations of DrugMax, Inc. for the post Merger period from November 12, 2004 through January 1, 2005. You should read this information in conjunction with DrugMax’s (formerly Familymeds Group, Inc.) consolidated financial statements and related notes included elsewhere in this Form 10-K. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the basis of the presentation and significant accounting policies of the consolidated financial information set forth below. As described below, during December 2000, we acquired certain pharmacy stores, and in 2001 we closed certain underperforming stores which affects the comparability of period to period results. In 2001, we decided to close our automated distribution facility and significantly reduced the capacity of our mail order and e-commerce business, which also affects the comparability of period to period results.

	Fiscal Years Ended
in thousands, except for per share and store information	2004 (53 weeks)(1)	2003 (52 weeks)	2002 (52 weeks)	2001 (52 weeks)(2)(3)	2000 (52 weeks)(4)(3)
Statement of Operations Data
Net revenues	$239,231	$218,015	$223,513	$264,180	$205,446
Gross margin	46,844	47,418	46,022	46,695	41,393
Selling, general and administrative expenses (5)	46,681	47,492	47,799	60,246	70,432
Depreciation and amortization expense (6)	4,773	5,297	5,076	9,918	7,289
Impairments of long-lived assets (7)	31,260	792	593	18,231	2,435
(Gain) loss on disposal of fixed assets and intangible assets	(1,027)	(365)	(610)	288	—

Operating loss	(34,843)	(5,798)	(6,836)	(41,988)	(38,763)
Interest expense (8)	(5,653)	(7,200)	(4,026)	(4,443)	(5,023)
Interest income	46	70	13	260	712
Other (expense) income	606	754	1,443	(41)	(277)
Cumulative effect of changes in accounting principles (9)	—	—	(710)	—	—

Net loss	(39,844)	(12,174)	(10,116)	(46,212)	(43,351)

Preferred stock dividends (10):
DrugMax Series A Preferred Stock	(130)	—	—	—	—
FMG redeemable preferred stock	(10,665)	(5,657)	(5,657)	(5,263)	(2,759)

Net loss available to common shareholders	$(50,639)	$(17,831)	$(15,773)	$(51,475)	$(46,110)

Common Share Data (11)
Basic and diluted net loss per share	$(13.57)	$(13.83)	$(12.24)	$(40.00)	$(35.83)
Shares used in earnings per share computation	3,731	1,289	1,289	1,287	1,287
Dividends declared	—	—	—	—	—

	As of
	January 1, 2005	December 27, 2003	December 28, 2002	December 29, 2001	December 30, 2000
Balance Sheet and Other Data
Working capital (deficit) (12)	$(7,875)	$(37,604)	$4,683	$(19,301)	$18,909
Total assets	95,598	44,153	49,319	61,093	109,769
Long-term accounts payable (13)	22,425	—	—	—	—
Revolving credit facility and current portion of long-term debt (12)	35,155	37,696	389	26,797	65
Long-term debt	—	—	34,484	4,800	35,722
FMG redeemable preferred stock	—	109,325	103,668	98,011	83,172
Total stockholders’ equity (deficit)	5,855	(133,888)	(116,234)	(100,712)	(50,204)
Store locations:
Corporate-owned	77	82	85	93	112
Franchised	8	7	7	19	43

(1)	The results for 2004 include post-Merger operating results for the drug distribution operations from November 12, 2004 to January 1, 2005, including net revenues of $15.8 million.
(2)	In 2001, we closed 21 under performing stores and opened one location. In December 2001, we decided to close our automated distribution facility and substantially reduce our e-commerce operations. Fiscal 2001 includes $41.1 million of net revenues relating to our e-commerce operations.
(3)	Includes amortization of goodwill of $0.2 million in 2001 and $0.1 million in 2000, respectively. In 2002, we adopted SFAS No. 142 Goodwill and Other Intangible Assets and thus, beginning in 2002, we no longer amortize goodwill.
(4)	In December 2000, we made a 38-store acquisition, purchased four stores and closed four stores.

(5)	The reduction in selling, general and administrative expenses from fiscal 2001 to fiscal 2002 is primarily due to the reduction in our e-commerce operations and closed stores.
(6)	Depreciation and amortization expense decreased from fiscal 2001 to fiscal 2002 as a result of the reduction in our e-commerce operations and closed stores.
(7)	Impairments of long-lived assets in fiscal 2004 includes a goodwill impairment charge related to our drug distribution operations of $31.0 million. Fiscal 2001 includes a $14.9 million charge related to our automated distribution facility and mail order and e-commerce business and a $10.4 million charge related to a strategic alliance agreement related to the e-commerce business.
(8)	Includes $1.7 million and $4.3 million of noncash interest in fiscal 2004 and fiscal 2003, respectively. The noncash interest in fiscal 2004 relates to the warrants issued to the noteholders in connection with the Merger and $4.0 million of the noncash interest in fiscal 2003 relates to interest accrued on notes payable that was converted to common stock in connection with the Merger.
(9)	During fiscal 2002, we adopted new accounting standards related to goodwill resulting in a charge of $0.9 million and negative goodwill resulting in a benefit of $0.2 million.
(10)	The FMG redeemable preferred stock was liquidated in connection with the Merger in November 2004. FMG dividends for fiscal 2004 include $5.2 million of dividends accrued through the Merger date and $5.5 million of dividends recorded related to the 1,950,692 warrants issued to the FMG preferred shareholders in connection with the Merger. In December 2004, we sold $17.0 million of Series A Convertible Preferred Stock for net proceeds of $15.9 million. The Series A Convertible Preferred Stock accrues dividends at 7% per annum until the fourth anniversary, 9% per annum from the fourth anniversary until the fifth anniversary, 11% per annum from the fifth anniversary until the sixth anniversary and 14% per annum thereafter. The preferred shareholders also received warrants to purchase 1,378,374 shares of common stock at $4.25 per share, which were valued at $1,872,458 using a Black Scholes valuation. Cash dividends and the dividends related to the warrants are being amortized on a straight line basis based on an estimated life of 10 years for the preferred stock.
(11)	The weighted average shares used in the calculation of net loss per share have been retroactively restated to give effect to the Merger of DrugMax with FMG. The transaction was accounted for as a reverse Merger, with FMG deemed the accounting acquirer. Accordingly, for periods prior to the Merger, the shares outstanding represent the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis, had the Merger consideration not be distributed to the preferred shareholders based on liquidation values. For periods subsequent to the Merger, shares outstanding represent actual shares outstanding.
(12)	As of January 1, 2005, $32.9 million was outstanding on our Senior Credit Facility, we were in violation of certain financial and other covenants, and the lender could demand repayment of the amounts outstanding and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. We are negotiating with our lender an amendment to the facility to waive the covenant violations and revise covenant requirements going forward; however, there is no assurance that we will be successful.
(13)	In March 2005, we converted $23 million of accounts payable to AmerisourceBergen Drug Corporation (“ABDC”) into two notes payable. The amounts due as of January 1, 2005 are classified according to the repayment terms of the March 2005 notes payable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion and under “Risk Factors” and elsewhere in this Form 10-K.

Merger and Change in Fiscal Year End

On March 19, 2004, Familymeds Group, Inc. (“FMG”) entered into an Agreement and Plan of Merger with DrugMax, Inc. (“DrugMax”) which was amended on July 1, 2004 and also on October 11, 2004. Under the terms of the amended Merger agreement, on November 12, 2004, FMG merged into DrugMax, and DrugMax was the surviving corporation in the Merger (the “Merger”). The separate existence of FMG ceased and the name of the surviving corporation is DrugMax.

DrugMax issued 10,470,507 shares of DrugMax common stock to certain FMG preferred shareholders and FMG note holders in connection with the Merger. The FMG note holders received 2,106,982 DrugMax shares in exchange for their notes and the remaining 8,363,525 DrugMax shares were allocated to FMG’s preferred shareholders based on liquidation preferences. FMG’s common shareholders received no consideration in the Merger. In addition, DrugMax issued 656,047 shares of DrugMax restricted common stock and options to purchase 1,574,369 shares of DrugMax common stock at $0.57 per share to certain employees and directors of FMG that remained employees and directors of DrugMax after the Merger and issued warrants to purchase 3,500,090 shares of DrugMax common stock at $2.61 per share to the former FMG stockholders, warrant holders and note holders. The warrants were allocated among the FMG stockholders, warrant holders and note holders in the same manner as the DrugMax common stock. Immediately after the Merger, our pre-Merger stockholders, as a group, owned approximately 40%, and the FMG stockholders, employees and directors, as a group, owned approximately 60%, of our issued and outstanding shares of common stock, assuming the exercise of all stock options and warrants issued in connection with the Merger.

For accounting purposes, the Merger was accounted for as a reverse acquisition, with FMG as the acquirer. As a result, the historical financial statements of FMG became our historical financial statements, and the assets and liabilities acquired of DrugMax by FMG were accounted for under the purchase method of accounting. In this Form 10-K, the results of operations of DrugMax are included in our financial statements from November 12, 2004, the effective date of the Merger. Additionally, in connection with the Merger, our board of directors converted our fiscal year end from March 31, to a 52-53 week fiscal year ending on the Saturday closest to December 31.

The fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002 are referred to herein as fiscal 2004, 2003, and 2002, respectively. Fiscal 2004 includes 53 weeks while fiscal 2003 and 2002 each included 52 weeks.

Overview

We operate as one business segment which includes specialty pharmacy operations representing the prior FMG operations and drug distribution operations representing the prior DrugMax operations.

We are a specialty pharmacy and drug distribution provider formed by the Merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc. (“FMG”). We work closely with doctors, patients, managed care providers, medical centers and employers to improve patient outcomes while delivering low cost and effective healthcare solutions. We are focused on building an integrated specialty drug distribution platform through our drug distribution operations and our specialty pharmacy operations. As of January 1, 2005, we operated two drug distribution facilities, under the Valley Drug Company and Valley Drug South names, and 77 specialty pharmacies in 13 states under the Arrow Pharmacy & Nutrition Center and Familymeds Pharmacy brand names. Our platform is designed to provide services for the treatment of acute and complex health diseases including chronic medical conditions such as cancer, diabetes and pain management. We often serve defined population groups on an exclusive, closed panel basis to maintain costs and improve patient outcomes. We offer a comprehensive selection of brand name and generic pharmaceuticals, non-prescription healthcare-related products, and diagnostic supplies to our patients, independent pharmacies, physicians, clinics, long-term care and assisted living centers.

As of January 1, 2005, we are in violation of certain financial and other covenants on our Senior Credit Facility and the lender could demand repayment of the $ 32.9 million outstanding as of January 1, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries. Additionally, we have a history of losses. These matters raise substantial doubt about our ability to continue as a going concern. Management believes that the covenant violations were primarily attributable to lower than expected pre-Merger operating results of the drug distribution operations and the goodwill impairment charge. Management believes that with the purchasing synergies from the Merger and the effect of the reduction in costs associated with the elimination of certain redundant positions as a result of the Merger, that the Company will continue as a going concern. Additionally, the Company expects to receive an amendment to the Senior Credit Facility during the second quarter of 2005 to waive existing covenant violations and amend covenant requirements going forward. However, there is no assurance that the lender will waive the violations and the lender could demand repayment of the $32.9 million outstanding as of January 1, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

Strategy

General

Our primary strategy is to build an integrated specialty drug distribution platform with multiple sales channels. We believe this can be accomplished through the integration of our drug distribution operations and specialty pharmacy operations and through internal growth and acquisitions. We believe the integration will uniquely enable us to supply specialty drugs to patients, physicians and other healthcare providers.

Our concept of locating specialty clinic pharmacy operations near or in medical facilities was originated by our CEO, Edgardo Mercadante. The strategy is driven by the location concept whereby situating a clinical or specialty type pharmacy near the point of acute or chronic care provides us with a “first capture” opportunity to service patients when they visit their physicians. This also enables us to collaborate with the physician in the therapeutic regimen and may provide opportunities for lower cost generic or alternative pharmaceutical therapy. We have recently placed significant emphasis on the higher cost injectable and orally administered specialty pharmaceuticals. Our focus for the future is increasing pharmacy revenues through these “Specialty Pharmaceuticals.” As such, we believe that our pharmacies are most appropriately called “specialty pharmacies.”

Specialty Pharmacy Operations

As of January 1, 2005, we operated 77 corporate pharmacies and franchised 8 pharmacies in 13 states, respectively. 44 of our pharmacies are located at or near the point of care between physicians and patients, oftentimes inside or near medical office buildings or on a medical campus. The majority of our revenues come from the sale of prescription pharmaceuticals which represented approximately 94% of our net revenues for the fiscal year ended January 1, 2005. Our corporate pharmacies provide services to over 400,000 acute and chronically ill patients each year, many with complex specialty and medical product needs.

We operate our pharmacies under the trade names Familymeds Pharmacy and Arrow Pharmacy and Nutrition Centers. Familymeds is primarily used for pharmacies outside of New England. The Familymeds locations were primarily originated by acquiring the base pharmacy business from HMO’s, hospitals and regional independent operators. The locations are primarily clinic size with a small footprint usually less than 1,500 sq. ft. The Arrow trade name is used in New England where most of the pharmacies were opened as a start-up or re-acquired from former Arrow franchise operators who opened these legacy pharmacy operations as start-ups. These locations are primarily apothecary size, approximately 2,000 sq. ft. and may be more visible as retail type locations, though primarily nearby hospitals or medical campus locations. Our locations in Michigan and certain locations elsewhere throughout our trading area may have a larger footprint to accommodate a comprehensive inventory of nutritional and home medical supplies.

There are more than 5,000 locations at or near the point of care available to open pharmacies nationwide. Because of our experience with operating pharmacies in these locations, we believe we are uniquely positioned to target these sites and increase our core pharmacy market presence. We also believe that we can grow our specialty pharmacy operations through selective acquisitions. By increasing our store count, through acquisitions or the opening of new pharmacies at or near the point of medical care, we believe we can increase our customer base, leverage our existing infrastructure and expand our geographic reach.

Our strategy also includes offering our customers multiple sales channels by which our customers can purchase our products. We offer them the opportunity to purchase a broad array of health-related products online including a comprehensive selection of prescription medications, vitamins and nutritional supplements, home medical equipment, and health and beauty aids directly from our specialty pharmacies, by mail order, and via the Internet. Familymeds.com is the foundation of our Internet offering. This website is one of the few sites certified as a Verified Internet Pharmacy Provider Site (VIPPS) by the National Association of Boards of Pharmacy (NABP). The VIPPS program is a voluntary certification program designed to approve and identify online pharmacies that are appropriately licensed and prepared to practice internet pharmacy. Familymeds.com is the non-prescription Internet commerce partner for select prescription benefit managers (PBMs), including Medco Health. We will continue to pursue opportunities to partner with managed care and others providers to increase our sales through our internet sales channel.

Our newest strategy is to operate and locate Worksite PharmaciesSM (pharmacies that service a single, defined population) for large employers who are seeking to control overall employee prescription drug benefit expenditures while maintaining high employee satisfaction through improved accessibility.

Our Worksite PharmaciesSM offer prescription services exclusively to the employer’s covered population. We can deliver these services at or near the employer’s work site by opening, staffing and managing a pharmacy. Our initial results have proven that this strategy reduces healthcare costs for the employer. Our research has shown that many employers, especially large Fortune 500 companies, are seeking more aggressive methods to control healthcare expenditures, especially the pharmacy component of benefits. We have identified key large employers, those with over 2,000 employees in a single location, to be target opportunities for this type of Employer Sponsored Worksite PharmacySM. In late 2004, we opened a Worksite PharmacySM in the employee center of the Mohegan Sun Casino in Connecticut with more than 10,000 employees and dependents as potential patients. Through March 2005, our performance at this location has exceeded our expectations. The Company has developed special clinical compliance and generic therapeutic programs to attract patients and reduce pharmacy expenditures.

We also have active programs designed to improve patient compliance and to reduce costs. We have three major programs, a prescription compliance program called Reliable Refill, a discount plan called Senior Save15 and an automated telephony system designed to notify patients of recalls, provide refill reminders and notify our customers of other important information. Reliable Refill is a compliance program that identifies prescriptions that are due to be filled and schedules them for filling before the patient has run out of the previous prescriptions. Our Senior Save15 program, introduced prior to the Medicare Modernization Act, is our own discount program that gives senior customers access to all of our prescription and over-the-counter products at discounted prices. Our programs are designed to improve medication therapy management among patients with chronic therapeutic needs especially the elderly population. Our data warehouse identifies these patients and allows us to target these patients with special needs. We believe our data warehouse and our medication therapy management programs uniquely position our company as a specialty pharmacy provider.

Although we do not offer franchises for sale at this time, in the case of renewing franchisees, we are subject to the disclosure requirements of the Federal Trade Commission and may be subject to pre-sale disclosure requirements and registration requirements of various state laws regulating the offer and sale of franchises. In addition, with respect to our existing franchisees, we also are subject to certain state laws regulating the franchisor-franchisee relationship. Failure to comply with these regulations could result in substantial financial penalties. As of January 1, 2005, we held franchise agreements for eight stores and are not materially dependent on these agreements. We believe the number of our franchised pharmacy locations will decrease over the next few years.

Drug Distribution Operations

Prior to the Merger in November 2004 between DrugMax and FMG, (the “Merger”) in November 2004, the distribution operations sold branded and generic pharmaceuticals, over-the-counter products, health and beauty aids, nutritional supplements and other related products through distribution centers located in Pittsburgh and New Castle, Pennsylvania and in St. Rose, Louisiana. In July 2004, the Pittsburgh facility was closed and its customers were transitioned to the Louisiana facility. Pharmaceuticals were distributed primarily to independent pharmacies and a limited number of small regional chain retail pharmacy operators. Historically, dock to dock services were also offered. These services included receiving pharmaceuticals on behalf of distributor directly from pharmaceutical companies then re-shipping to the distributor. While the dock to dock business component of the distribution operation has been a significant source of revenues historically, it had been a low margin business. Therefore, in 2004 prior to the Merger, the company discontinued this service. The strategy, started prior to the Merger, was to focus efforts on growing generic pharmaceutical revenues which have higher margins. Additionally, from time-to-time, the strategy included seeking to acquire additional complementary product lines that enhanced our ability to provide higher-margin pharmaceuticals.

Valley Drug Company, the New Castle facility, carries a full-line of pharmaceuticals and is an authorized distributor for the vast majority of branded pharmaceutical manufacturers including Pfizer and Glaxo Smith Klein. An outside sales force has been used to generate sales from this facility. Valley Drug South, the Louisiana facility, also carries a full-line of pharmaceuticals and has relied on an inside sales force and telemarketers to generate sales.

Since the Merger, our strategy has been to reduce our cost of goods sold by integrating our specialty pharmacy operations and our drug distribution operations, reducing our cost of goods on generic pharmaceuticals, and increasing our generic and higher margin specialty pharmaceutical sales to existing customers. Our distribution facility in St. Rose, Louisiana now supports our specialty pharmacies and more than $150 million annually of our pharmaceutical needs for our specialty pharmacies are being directly sourced through the St. Rose facility.

Since the Merger, we have entered into new purchasing agreements with several manufacturers of generic pharmaceuticals, and a prime warehouse agreement with D&K. Now, D&K and the generic manufacturers deliver pharmaceuticals to our warehouse in Louisiana where we combine the orders by store and ship the products directly to our specialty pharmacies. These new agreements coupled with the integration of our two operations, we believe, will reduce our cost of goods sold.

The new drug distribution strategy is to focus on distributing higher gross margin specialty pharmaceutical and generic drugs across our existing FMG physician relationships through direct marketing. In addition the revised strategy emphasizes acquiring new customers - physicians, pharmacies and more specialty healthcare providers - through implementing an inside telephonic sales and marketing method. Historically, DrugMax had limited experience using these sales and marketing strategies, therefore, management cannot determine its potential success in acquiring and deriving revenue and profits until the new strategy is fully operational and a new Customer Relationship Management System (CRM) is deployed later in the second half of 2005.

Comparison of Operating Results for the Fiscal Years ended January 1, 2005, December 27, 2003 and December 28, 2002.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher. The Rx portion of the specialty pharmacy business is dependent upon a number of third party customers that pay a portion or all of the Rx cost on behalf of the customers, “Third Party Customers”.

Prescriptions generated by Third Party Customers represented approximately 95% of specialty pharmacy’s Rx sales in the fiscal year ended January 1, 2005 and 94% for the fiscal year ended December 27, 2003. Revenues from our drug distribution operations were $15.8 million from the date of Merger through January 1, 2005, of which 90% represented branded pharmaceuticals, 7% represented generic pharmaceuticals and 3% represented non-Rx products.

Net Revenues

Net revenue performance is detailed below:

	For the Fiscal Year Ended
SPECIALTY PHARMACY OPERATIONS	2004	Change %	2003	Change %	2002
Net revenues (in millions)	$223.4	2.5%	$218.0	(2.5)%	$223.5
Same store revenue increase (1)	3.5%		4.9%		4.9%
Rx % of store net revenues (2)	93.8%		94.3%		95.2%
Third party % of Rx net revenues	94.8%		94.0%		91.9%
Prescriptions filled (in millions)	3.7		3.9		4.3
Number of corporate stores	77		82		85
Average same store net revenue per store (in millions) (1)	$2.9		$2.7		$2.6

DRUG DISTRIBUTION OPERATIONS	2004 (3)
Net revenues (in millions)	$15.8
Branded pharmaceuticals net revenues	90%
Generic pharmaceuticals net revenues	7%
Non-Rx net revenues	3%

(1)	Computed using consolidated revenues for specialty pharmacy stores open full year or longer.
(2)	Store net revenues are net of contractual allowances.
(3)	Includes revenues for the period from the November 12, 2004 Merger through January 1, 2005.

	Fiscal 2004 Compared to Fiscal 2003	Fiscal 2003 Compared to Fiscal 2002
Net revenues increases (decreases) are as follows (in millions):
Specialty Pharmacy Operations:
Contracted business(1)	$—	$(7.7)
Net effect of store openings/closings(2)	(2.9)	(9.8)
Franchise royalties(3)	(0.1)	(1.1)
Prescription sales (4)	2.3	11.1
Effect of 53 weeks in 2004 vs. 52 weeks in 2003(5)	4.0	—
Non-Rx mail order contracts	—	0.7
Non-Rx sales	2.1	1.1
Other, net	—	0.2
Drug Distribution Operations(6)	15.8	—

Net increase (decrease)	$21.2	$(5.5)

(1)	From 1999 to early 2002, the specialty pharmacy operations contracted with several managed care companies to provide services from its automated distribution facility. In this Form 10-K, we will refer to this business as Contracted Business. In December 2001, FMG decided to close its automated distribution facility and significantly reduce its mail order and e-commerce operations, including its Contracted Business. These operations accounted for $7.7 million of net revenues related to the Contracted Business prior to the reduction in operations at the end of the first quarter of fiscal 2002. Our specialty pharmacy operations now use smaller-scale mail order and e-commerce operations to service Rx and non-Rx customers.
(2)	The net effect of store openings/closings represents the difference in revenues by eliminating stores that were not open during the full periods compared. During 2002, we closed 16 stores that accounted for $11.8 million of net revenues during fiscal 2002 and opened/acquired eight new stores during fiscal 2002, which added $6.3 million of net revenues. We closed five stores during fiscal 2003 that accounted for $3.2 million of net revenues. We sold seven stores during fiscal 2004 that accounted for $2.8 million of net revenue and opened two new stores during the year that added $0.2 million of net revenues.

(3)	The reduction in franchise royalties from fiscal 2002 to fiscal 2003 is mainly due to the termination of certain franchise agreements related to the specialty pharmacy operations.
(4)	Represents the net impact of price increases for brand name prescription products offset by an increase in lower priced generic prescription products.
(5)	The Company’s fiscal year is a 52 or 53 week period ending on Saturday nearest to December 31. Fiscal 2004, which ended on January 1, 2005, included 53 weeks. Fiscal 2003 and fiscal 2002, which ended on December 27, 2004 and December 28, 2003, respectively, each included 52 weeks.
(6)	Represents post-Merger revenues from November 12, 2004 through January 1, 2005 for the drug distribution operations. The drug distribution operations net revenues for calendar year 2004 prior to the Merger from January 1, 2004 to November 11, 2004, were an additional $141.3 million (unaudited), or $157.1 million in total for calendar year 2004. We expect the drug distribution operations net revenues to decline in 2005 compared to 2004 as a result of the elimination of forward-buying, IMAs, and our strategy of focusing on higher margin products which have lower net revenues as discussed elsewhere in this 10-K .

Gross Margin

Gross margin was $46.8 million or 19.6 % in fiscal 2004. This compares to $47.4 million or 21.7% in fiscal 2003 and $46.0 million or 20.6% in fiscal 2002. The decrease in the gross margin percentage is primarily the result of the inclusion of the lower gross margin drug distribution operations from the date of the Merger, through January 1, 2005, which negatively impacted the fiscal 2004 gross margin percentage by approximately 130 basis points. This trend will continue in 2005 as a result of the inclusion of a full year of operating results for the lower margin distribution operations, however, gross margin improvements are expected from purchasing synergies that will positively impact the specialty pharmacy operations and will partially offset the decline in gross margin percentage on an overall basis. Information that helps explain our gross margin trend is detailed below:

	Fiscal 2004 Compared to Fiscal 2003	Fiscal 2003 Compared to Fiscal 2002
Gross margin increases (decreases) are as follows (in millions):
Specialty Pharmacy Operations:
Contracted business (1)	$—	$(0.2)
Net effect of store openings/closings (2)	(0.6)	(1.9)
Franchise royalties	(0.1)	(1.1)
Prescription gross margin (3)	(1.2)	4.0
Non-Rx mail order contracts	—	0.2
Non-Rx gross margin	0.1	0.2
Effect of 53 weeks in 2004 vs. 52 weeks in 2003 (4)	0.9	—
Other, net	0.1	0.2
Drug Distribution Operations (5)	0.2	—

Net (decrease) increase	$(0.6)	$1.4

(1)	Gross margins benefited from the reduction of our Contracted Business in early 2002, which had gross margins of approximately 2.5%, the impact of which was not significant on fiscal 2003 or fiscal 2004 gross margins.

(2)	The net effect of store openings/closings represents the difference in gross margin by eliminating stores that were not open during the full periods compared.
(3)	Fiscal 2004 reflects the adverse affect by the efforts of managed care organizations, pharmacy benefit managers and other third party payors to reduce their prescription costs. In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. As employers and managed care organizations continue to focus on the costs of branded and specialty pharmaceuticals, we expect there will continue to be negative pressure on gross margins. Rx gross margin for the specialty pharmacy operations benefited from an increase in generic drug sales in fiscal 2003, which normally yield higher gross margin dollars and percentages than brand name Rx sales.
(4)	The Company’s fiscal year is a 52 or 53 week period ending on Saturday nearest to December 31. Fiscal 2004, which ended on January 1, 2005, included 53 weeks. Fiscal 2003, which ended on December 27, 2004, included 52 weeks.
(5)	The gross margin earned on sales of the drug distribution operations was approximately 2% from the Merger date, November 12, 2004, through January 1, 2005. Estimated future gross margin percentages are uncertain because of the reduced opportunities for forward-buying, IMAs, reduced vendor charge-backs and credits as discussed elsewhere herein.

Total Operating Expenses

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense, write-downs of long-lived assets, and the gain or loss on disposal of fixed assets and intangible assets. Intangible assets include the amounts allocated to prescription files for prescriptions acquired in previous purchase business combinations of the specialty pharmacy operations. A prescription file refers to the actual prescription maintained by a pharmacy for each prescription filled. Each prescription file has monetary value to a pharmacy because when pharmacies and/or prescription files are sold, the customers are more likely to leave their accounts with the purchaser than to transfer their business to a third-party pharmacy, as such the prescription base is thought of as a repeatable source of revenue. Accordingly, when pharmacies are sold, the number of prescription files is taken into consideration when determining the purchase price of the pharmacy. Intangible assets also include goodwill, trademarks, and authorized distributor licenses which were recorded in connection with the Merger. The authorized distributor licenses permit the drug distribution operations to purchase pharmaceutical products directly from the manufacturers. Total operating expenses were $81.7 million or 34.2% of net revenues in fiscal 2004. This compares to $53.2 million, or 24.4% of net revenues, in fiscal 2003 and $52.9 million, or 23.6% of net revenues, in fiscal 2002. Information that helps explain our operating expense trend is detailed below:

	Fiscal 2004 Compared to Fiscal 2003	Fiscal 2003 Compared to Fiscal 2002
Operating expenses increases (decreases) are as follows (in millions):
Specialty Pharmacy Operations:
Selling, general and administrative expenses(1)	$(1.4)	$(0.3)
Depreciation and amortization expense(2)	(0.5)	0.2
Impairments of long-lived assets, excluding goodwill(3)	(0.5)	0.2
Goodwill impairment charge(4)	31.0	—
Gain on disposal of fixed assets and intangible assets	(0.7)	0.2
Drug Distribution Operations (5)	0.6	—

Net increase	$28.5	$0.3

(1)	Selling, general and administrative expenses for the specialty pharmacy operations were $46.1 million, $47.5 million and $47.8 million for fiscal 2004, 2003 and 2002, respectively. Fiscal 2004 includes a $1.3 million non-cash charge relating to 656,047 restricted shares and 1,574,369 stock options granted to FMG employees in connection with the Merger. Specialty pharmacy selling, general and administrative expenses as a percentage of net specialty pharmacy revenues were 20.6%, 21.8% and 21.4% for fiscal 2004, 2003 and 2002, respectively. The decrease in selling, general and administrative expenses during fiscal 2004 is primarily due to a reduction in the number of stores and employees.
(2)	Depreciation and amortization expense was approximately $4.8 million, $5.3 million, and $5.1 million for fiscal 2004, 2003 and 2002, respectively. Fiscal 2004 includes amortization expense of $0.1 million related to intangible assets recorded in connection with the Merger for the period from November 12, 2004 to January 1, 2005. Such amortization for fiscal 2005 will be approximately $0.5 million.
(3)	During fiscal 2004, 2003 and 2002, we expensed approximately $0.3 million, $0.4 million and $0.4 million, respectively, related to the impairment of prescription file intangible assets and estimated lease obligations for sold stores.
(4)	As of January 1, 2005, we completed an assessment of the carrying value of the goodwill related to our drug distribution reporting unit and we determined that a goodwill write-off of $31.0 million was required as a result of a decrease in the fair value of the reporting unit resulting from the decline in the price of our common stock since the Merger terms were announced and declining profitability in the drug distribution operations as opportunities for forward buying and increased competition have negatively impacted estimated future cash flows.
(5)	Represents post-Merger expenses from November 12, 2004 through January 1, 2005 for the drug distribution operations.

Interest Expense, Net

Interest expense, net was $5.7 million, $7.2 million and $4.0 million for fiscal 2004, 2003 and 2002, respectively. The increase in interest expense, net from fiscal 2002 to 2003 primarily results from $4.0 million of interest on FMG’s $4.0 million subordinated convertible notes issued in January 2003. These notes provided for interest at maturity of $4.0 million. Accordingly, all interest was accrued as of the original maturity date (October 2003) and no interest on the notes was recorded during the fiscal year ended January 1, 2005. These notes and the related interest were converted into shares of DrugMax common stock in connection with the Merger.

Also in connection with the Merger, DrugMax issued warrants to purchase 3,500,090 shares of DrugMax common stock at $2.61 per share to the former FMG stockholders, warrant holders and note holders. The warrants were allocated among the FMG stockholders, warrant holders and note holders in the same manner as the DrugMax common stock. DrugMax recorded noncash interest expense of approximately $1.7 million in fiscal 2004 related to the portion of the warrants issued to the former FMG note holders. The charge was based on the fair value of the warrants to purchase 704,324 shares at $2.61 per share issued to the FMG noteholders, using a Black Scholes valuation as of the Merger date.

Income Taxes

No income tax benefit has been recorded in any period presented due to the uncertainty of realization of any related deferred tax asset.

Cumulative Effect of Changes in Accounting Principles

As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, we eliminated unamortized negative goodwill resulting in a benefit of $0.2 million and recorded a charge of approximately $0.9 million related to the write-off of goodwill as a cumulative effect of changes in accounting principles during fiscal 2002.

Net Loss

We incurred a net loss of $39.8 million in fiscal 2004 versus $12.2 million in fiscal 2003 and $10.1 million in fiscal 2002. Factors impacting these losses are discussed above.

Net Loss Per Share

The net loss per basic and diluted share for fiscal 2004 was $13.57 compared to a net loss per basic and diluted share for fiscal 2003 of $13.83 and $12.24 for fiscal 2000. As discussed above, we recorded a goodwill impairment charge in fiscal 2005 of approximately $31.0 million, which increased the net loss per basic and diluted share by $8.30. The weighted average shares used in the calculation of net loss per share have been restated to give effect to the Merger of DrugMax with FMG. The transaction was accounted for as a reverse Merger, with FMG deemed the accounting acquirer. Accordingly, for periods prior to the Merger, the shares outstanding represent the number of shares that former FMG common shareholders would have received in the transaction, on an as - if converted basis, had the Merger consideration not been distributed to the preferred shareholders based on liquidation values, or approximately 1.3 million shares. For periods subsequent to the Merger, shares outstanding represent actual shares outstanding. As of January 1, 2005, approximately 19.5 million shares were outstanding. Future calculations of net loss per share or earnings per share will be based on the actual weighted average number of shares outstanding.

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for fiscal 2004, 2003 and 2002. Management does not believe that our business is materially impacted by seasonality; however, significant promotional activities can have a direct impact on sales volume for our distribution operations in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

Preferred Stock Sale

On December 2, 2004, for an aggregate purchase price of $17 million we sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of DrugMax series A convertible preferred stock. The proceeds were reduced by $1.6 million of expenses relating to the offering. These shares are convertible into an aggregate of 4,594,591 shares of our common stock, based upon an initial conversion price of $3.70 per share. In addition, the investors received warrants to purchase an aggregate of 1,378,374 shares of our common stock. The exercise price of the warrants is $4.25 per share. The warrants are exercisable into our common stock and expire on the fifth anniversary of the closing. The fair value of the warrants of $1,872,458, based on a Black Scholes valuation, is being recorded as additional preferred stock dividends over the ten-year estimated life of the DrugMax series A convertible preferred stock.

Holders of our series A preferred stock are entitled to receive cumulative dividends, before any dividends are paid to the common stockholders, at the rate per share of 7% per annum until the fourth anniversary, 9% per annum from the fourth anniversary until the fifth anniversary, 11% per annum from the fifth anniversary until the sixth anniversary and 14% per annum thereafter. Except as provided in the certificate of designation, the shares of series A preferred stock do not have any voting rights. The holders of the series A preferred stock may at their option, from time to time, convert their shares into shares of our common stock. The series A preferred stock is convertible into an aggregate of 4,594,591 shares of our common stock, based upon an initial conversion price of $3.70 per share. The conversion price is subject to anti-dilution adjustment. Further, if we meet certain registration statement requirements related to the preferred stock set forth in the certificate of designation creating the series A preferred stock, we may force the holders to convert their series A preferred stock, subject to the terms of the certificate of designation, at the then applicable conversion price. Furthermore, after the fourth anniversary of the closing, provided we have satisfied the equity conditions set forth in the certificate of designation, we may redeem the series A preferred stock. If the redemption date occurs following the fourth anniversary of the closing but prior to the fifth anniversary, the redemption price shall be $1,200 per share plus all accrued and unpaid dividends. If the redemption date occurs on or following the fifth anniversary of the closing but prior to the sixth anniversary, the redemption price shall be $1,100 per share plus all accrued and unpaid dividends. If the redemption date occurs on or following the sixth anniversary of the closing, the redemption preferred price shall be $1,050, plus all accrued and unpaid dividends, all liquidated damages and other amounts due in respect of the series A preferred stock. Pursuant to the certificate of designation, upon our liquidation, dissolution or winding-up, whether voluntary or involuntary, the holders of the series A preferred stock are entitled to receive out of our assets, $1,000 for each share of series A preferred stock plus any accrued and unpaid dividends before any distribution or payment shall be made to the holders of any junior securities, including the common stock.

We filed a registration on Form S-3 to register the resale of the shares of common stock issuable upon the conversion of the series A preferred stock and the exercise of the warrants and are required to maintain the registration effective until all of such shares have been sold or maybe sold without volume restrictions pursuant to rule 144. The Form S-3 was declared effective by the SEC on January 19, 2005. If the registration statement ceases for any reason to remain continuously effective or the holders are not permitted to utilize the prospectus therein to resell such registrable securities for 10 consecutive calendar days but no more than an aggregate of 15 calendar days during any 12-month period (the “Event Date”), then in addition to any other rights the holders may have, the Company shall pay to each holder an amount in cash equal to 2% of the aggregate purchase price paid by such holder as partial liquidated damages. Such damages shall be payable on the Event Date and on each monthly anniversary of the Event Date until such time as the registration statement becomes effective or until the holders are permitted to utilize the prospectus to resell securities.

Senior Credit Facility

On December 9, 2004, we entered into a second amended and restated credit agreement (the “Senior Credit Facility”) with General Electric Capital Corporation (“GECC”). The restated credit agreement amends and replaces FMG’s amended and restated credit agreement, dated as of August 19, 2002. In conjunction with entering into the Senior Credit Facility, FMG’s $4 million term loan and related paid-in-kind interest of $0.8 million were repaid to GECC. In addition, DrugMax’s credit facility was terminated and the $11.9 million balance then outstanding was repaid to the lender.

The Senior Credit Facility, which matures in December 2007, increased FMG’s existing credit facility from $31 million (“the Old Credit Facility”) to $65 million. Available credit under the Senior Credit Facility is based on eligible receivables, inventory and prescription files, as defined in the agreement. The $65 million of maximum availability was reduced by $5.5 million of permanent availability which permanent availability reduction was increased to $7.5 million in March 2005. As of January 1, 2005, $32.9 million was outstanding under the Senior Credit Facility and $2.9 million was available for additional borrowings based on eligible receivables and inventory. We believe available credit under the Senior Credit Facility will be adequate to meet our operating, investing and financing needs during 2005. The Senior Credit Facility is secured by substantially all of the our assets.

Interest on the Senior Credit Facility is calculated at an adjusted monthly LIBOR index rate plus an applicable LIBOR margin (as defined in the agreement). For the years ended January 1, 2005, December 27, 2003 and December 28, 2002, the effective interest rates were 5.75%, 5.56% and 5.81%, respectively on borrowings of the new and old credit facilities. The LIBOR rate is subject to change daily. Interest is payable monthly.

The Senior Credit Facility includes usual and customary events of default (subject to applicable grace periods) for facilities of this nature and provides that, upon the occurrence of an event of default, payment of all amounts payable under the restated credit agreement may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the restated credit agreement shall automatically become immediately due and payable, and the lenders’ commitments shall automatically terminate.

On March 22, 2005, we entered into the first amendment to the Senior Credit Facility (the “March 2005 Amendment”). The March 2005 Amendment provided for an increase in the reduction of permanent availability from $5.5 million to $7.5 million and allowed us to convert $23.0 million in accounts payable owed to ABDC (after having repaid $6,000,000 on March 23, 2005 in connection with the closing of the new vendor supply agreement) into (a) a subordinated convertible debenture in the original principal amount of $11.5 million (the “Subordinated Debenture”) and (b) a subordinated promissory note in the original principal amount of $11.5 million (the “Subordinated Note”).

The Subordinated Debenture and Subordinated Note are guaranteed by DrugMax and certain of DrugMax’s subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, Inc. and Familymeds Holdings, Inc. pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. We also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which we agreed that upon the occurrence of certain defaults and the passage of applicable cure periods we shall be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of our assets to secure the Subordinated Debenture and the Subordinated Note. Should

this occur, we shall be deemed in default of our Senior Credit Facility. However, pursuant to a subordination agreement dated March 21, 2005, ABDC has agreed to subordinate the Subordinated Debenture, the Subordinated Note, the Guarantees and the Security Agreement to all “Senior Debt.” Senior Debt consists of all senior indebtedness now or hereafter owing, including indebtedness under the Senior Credit Facility and any debt incurred by us to replace or refinance such debt.

The Senior Credit Facility also requires compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, minimum net worth, maximum fixed charge coverage ratio, minimum inventory turnover, maximum trade receivable days sales outstanding, maximum accounts payable days outstanding and maximum ratio of non-pharmaceutical inventory to total inventory. We violated certain of these covenants as of January 1, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such date were in default on this obligation. As of April 15, 2005, we had not yet received an amendment waiving covenant violations. We expect to receive an amendment during the second quarter of 2005. However, there is no assurance that the lender will waive the violations and the lender could demand repayment of the $32.9 million outstanding as of January 1, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

Subordinated Note and Debenture

On March 22, 2005, we converted $23.0 million in accounts payable owed to ABDC (after having repaid $6,000,000 on March 23, 2005 in connection with the closing of the new vendor supply agreement) into (a) a subordinated convertible debenture in the original principal amount of $11.5 million (the “Subordinated Debenture”) and (b) a subordinated promissory note in the original principal amount of $11.5 million (the “Subordinated Note”).

Pursuant to the Subordinated Note, principal is due and payable in 20 successive quarterly installments each in the amount of $0.6 million beginning on December 1, 2005 and continuing until September 1, 2010, on which date all outstanding amounts are required to be paid. The Subordinated Note bears interest at a variable rate equal to the prime rate plus 2.0% per annum. The interest rate adjusts on each quarterly payment date based upon the prime rate in effect on each such quarterly payment date; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Interest accrued on the unpaid principal balance of the Subordinated Note is due and payable on each quarterly payment date commencing on June 1, 2005.

Pursuant to the Subordinated Debenture, principal is due and payable in 19 successive quarterly installments each in the amount of $0.6 million commencing on March 1, 2006 and continuing until August 15, 2010, on which date all outstanding amounts are required to be paid. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $0.6 million divided by $3.4416 (the “Issue Price”). The Subordinated Debenture bears interest at a rate which adjust on each quarterly payment date and which is equal to (a) 10%, if the quarterly interest payment is made in common stock or (b) the prime rate on the date the quarterly interest payment is due plus 1% per annum, if the quarterly interest payment is made in cash; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Quarterly interest payments are required to be paid in common stock. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof.

If common stock is used to pay the Subordinated Debenture, and the proceeds ABDC receives upon any sale of our common stock (or ABDC would have received upon a sale in the event no shares are sold by ABDC) are less than the principal and interest due, we are required to pay such difference to ABDC in cash on the date of maturity of the Subordinated Debenture. Through December 31, 2005, ABDC may not sell any shares of our common stock received that, in the aggregate, exceed 25% of the average trading volume of our stock for the preceding 10 trading days.

In connection with the Subordinated Debenture, DrugMax entered into a registration rights agreement, with ABDC pursuant to which it agreed to register the resale of all common stock issuable to ABDC in connection with the Subordinated Debenture. The Subordinated Debenture and Subordinated Note are guaranteed by DrugMax and certain of DrugMax subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, and Familymeds Holdings, Inc. (the “Debtors”) pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. The Debtors also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which each of the Debtors agreed that upon the occurrence of certain defaults and the passage of applicable cure periods each Debtor shall be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of its assets to secure the Subordinated Debenture and the Subordinated Note. However, pursuant to a subordination agreement dated March 21, 2005, the Subordinated Debenture, the Subordinated Note, the Guarantees and the Security Agreement are subordinated to the Senior Credit Facility.

Promissory Notes

FMG issued promissory notes (the “Promissory Notes”) of $4.8 million relating to an acquisition made in 1999. The Promissory Notes bore interest at 9% per annum and were payable in equal monthly installments of principal and interest of approximately $219,000 until October 30, 2004. On November 1, 2004, the Promissory Notes were exchanged for new promissory notes (the “New Promissory Notes”), which bear interest at 9% per annum. Of the New Promissory Notes, $1.4 million are payable in equal monthly installments of principal and interest of approximately $124,000 until October 30, 2005. The remaining $1.1 million of New Promissory Notes are payable in full on October 30, 2005 with interest payable monthly. The New Promissory Notes contain certain covenants, none of which are more restrictive than those contained in the Senior Credit Facility. In consideration of the note holders agreeing to the exchange, the Company issued the note holders warrants to purchase 492,306 shares of DrugMax common stock at an exercise price of $9.75 per share. Based on a Black Scholes valuation, $0.2 million was ascribed to the warrants.

Following are the components of our operating, investing and financing activities for fiscal 2004 and 2003, using the direct cash flow method (in millions):

	in millions
	Fiscal 2004	Fiscal 2003
Cash receipts	$238.5	$223.0
Cash paid to suppliers and employees	(234.4)	(221.2)
Interest expense paid	(3.7)	(2.5)

Net cash provided by (used in) operating activities	0.4	(0.7)

Cash paid to acquire property and equipment	(1.1)	(1.3)
Proceeds from sale of prescription files, net	1.1	0.4
Cash paid to acquire intangible assets	—	(0.2)

Net cash used in investing activities	—	(1.1)

Net proceeds from Series A Convertible Preferred Stock	15.9	—
Repayment of term loan	(4.0)	—
Proceeds from convertible subordinated notes	—	4.0
Repayment of financing obligations	(11.6)	(1.5)
Proceeds from exercise of stock options	0.3	—

Net cash provided by financing activities	0.6	2.5

Net increase in cash and cash equivalents	1.0	0.7
Cash and cash equivalents, beginning of fiscal year	1.3	0.6

Cash and cash equivalents, end of fiscal year	$2.3	$1.3

Operating Cash Flows

Net cash provided by (used in) operating activities was $0.4 million, ($0.7) million and ($1.5) million for fiscal 2004, 2003 and 2002, respectively. During fiscal 2004 inventories increased by $2.1 million and accounts payable increased by $3.5 million primarily related to amounts owed to ABDC. During 2004 our inventory levels increased due to our transition to a new primary supplier. Commencing in April 2005, we plan to return approximately $3.0 million of inventories to our new supplier. In March 2005, a $6 million payment was made to ABDC and the balance of $23.0 million was converted to two notes payable.

Investing Cash Flows

Net cash used in investing activities was $0.0 million, $1.1 million and $0.8 million for fiscal 2004, 2003 and 2002 respectively. Investing activities during fiscal 2004 included capital expenditures of $1.1 million, and proceeds from intangible assets for seven stores that were sold during the year of $1.1 million. These stores were sold as part of our strategy to eliminate underperforming locations and to consolidate certain stores within existing markets. We currently have no plans to close additional stores; however, store performance is continuously evaluated and we may decide to close additional stores in the future. Net cash used in investing activities during fiscal 2003 and 2002 was primarily due to the costs associated with opening of two new stores and the remerchandising and remodeling of several existing locations.

Capital expenditures were $1.1 million during fiscal 2004, compared to $1.3 million during fiscal 2003 and $1.2 million in 2002. During fiscal 2004, approximately 26% of our total capital expenditures were for new store construction, 47% for store expansion and improvement and 27% for technology and other. During fiscal 2005, we plan to invest approximately $2.0 million in capital improvements, which will include the opening of new locations, technology initiatives and remerchandising and remodeling projects at certain specialty pharmacy locations.

The following is a summary of our corporate-owned store activity for the years presented:

	Fiscal Year
	2004	2003	2002
Total stores (beginning of year)	82	85	93
New stores	2	2	8
Closed stores	(7)	(5)	(16)

Total stores (end of year)	77	82	85

Financing Cash Flows

Net cash provided by financing activities was $0.6 million, $2.5 million and $2.0 million for fiscal 2004, 2003 and 2002, respectively. The increase in financing cash flows was primarily due to the sale of $17 million convertible preferred stock as described above. In December 2004, net proceeds of $15.9 million, after consideration of $1.1 million in fees, were used in part to reduce trade payables in the ordinary course of our business, increases in our inventory levels as a result of integration of our distribution and specialty pharmacy operations and transition to a new supplier, payment of Merger related expenses and other working capital and general corporate purposes. The increase from fiscal 2002 to 2003 was primarily due to lower payments on capital lease obligations due to maturities of capital leases and deferred financing costs incurred in fiscal 2003.

Contractual Obligations

The following table summarizes our contractual obligations as of January 1, 2005.

	Payments due by period (4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$35,154,999	$2,284,212	$32,870,787	$—	$—
Capital lease obligations	30,092	30,092	—	—	—
Purchase obligations (2)	300,000,000	150,000,000	150,000,000	—	—
Operating leases	17,001,015	3,786,450	5,707,198	2,797,927	4,709,440
Interest expense (3)	5,921,257	2,030,145	3,891,112

Total	$358,107,363	$158,130,899	$192,469,097	$2,797,927	$4,709,440

(1)	As of January 1, 2005, $32.9 million was outstanding on our Senior Credit Facility which matures on December 8, 2007.
(2)	Purchase obligations represents the $150 million minimum purchase commitments determined on a rolling 12 month basis under our existing supply agreements.
(3)	Estimated future interest expense for long-term debt, including the Senior Credit Facility. Interest on the Senior Credit Facility is based on the amounts outstanding and interest rate as of January 1, 2005.
(4)	Excludes amounts related to $23.0 million of ABDC accounts payable converted to notes payable in March 2005.

See “Debt,” “Leases” and “Commitments and Contingencies” in the accompanying notes to our consolidated financial statements for further information about the above items.

Off-Balance Sheet Arrangements

We do not make use of any off-balance sheet arrangements that currently have or that we expect are reasonably likely to have a material effect on our financial condition, results of operations or cash flows. We utilize operating leases for many of our store locations. We do not use special-purpose entities in any of our leasing arrangements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a discussion of the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate estimates and judgments, including the most significant judgments and estimate. We based our estimates and judgments on historical experience and on various other facts that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Identifiable Intangible Assets – Merger Related

The Merger resulted in $50.8 million of goodwill and $5.6 million of other intangible assets. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. Goodwill and identifiable intangible assets related to the Merger were determined based on the purchase price allocation. The valuation of the identifiable intangible assets acquired was based on the estimated cash flows related to those assets, while the initial value assigned to goodwill was the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Judgments were required to estimate future cash flows in order to determine the fair values of the identifiable intangible assets acquired as well as estimate the useful lives for the identifiable assets to be amortized over. Useful lives for identifiable intangibles are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows.

After goodwill is initially recorded, annual impairment tests are required, or more frequently if impairment indicators are present. The amount of goodwill cannot exceed the excess of the fair value of the related reportable unit (which is based on the Company’s stock price) over the fair value of reporting units identifiable assets and liabilities. Downward movement in the Company’s common stock price has a material effect on the fair value of goodwill in future measurement periods.

As of January 1, 2005, we completed an impairment test of the goodwill related to the Merger and determined that a write off of $31.0 million was required which was recorded in fiscal 2004. The impairment of the drug distribution reporting unit is a result of lower revenues and profitability and a decline in the fair value of the Company’s common stock since the Merger terms were announced and the purchase price was determined. Additionally, the drug distribution operations have experienced declining profitability as opportunities for forward buying and increased competition have negatively impacted profitability. The Company’s stock price decreased from $4.61 for the five-day period from the Merger announcement date to $3.28 as of January 1, 2005. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. To the extent our estimates change in the future or our stock price decreases from January 1, 2005, further goodwill writedowns may occur. As of January 1, 2005, we had remaining goodwill of $19.8 million recorded.

Impairment of Other Long-lived Assets

The Company reviews other long-lived assets, including property plant and equipment and prescription file intangible assets, to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets, including prescription file intangible assets, exceeds the future cash flows for the assets. For purposes of recognizing and measuring impairment of other long-lived assets, the Company evaluates assets at the store level for specialty pharmacy operations.

Our impairment loss calculations contain uncertainty since we must use judgment to estimate future sales, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated revenues, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party customers to reduce their prescription drug costs, the continued efforts of competitors to gain market share and consumer spending patterns. If these projections change in the future, we may be required to write-down our long-lived assets. Long-lived assets evaluated for impairment include property and equipment as well as intangible assets, which as of January 1, 2005 were approximately $5.3 million and $10.6 million, respectively, and $4.8 million and $7.5 million, respectively, at December 27, 2003.

Trade Receivables – Allowance for Doubtful Accounts

At January 1, 2005 and December 27, 2003, trade receivables included approximately $24.5 million and $11.6 million, respectively, of amounts due from various insurance companies, governmental agencies and individual customers. Of these amounts, there was approximately $3.9 million and $1.7 million reserved as of January 1, 2005 and December 27, 2003, respectively, for a balance of net trade receivables of $20.8 million and $9.9 million, respectively. As of January 1, 2005 accounts receivable for drug distribution operations were $11.6 million, which is net of a reserve of $2.2 million We use historical experience, market trends and other analytical data to estimate our allowance for doubtful accounts. Based upon these factors, the reserve at January 1, 2005 is considered adequate. Although we believe that the reserve estimate is reasonable, actual results could differ from our estimate, and such differences could be material. If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income or higher net losses. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income or lower net losses.

Vendor Rebates, Allowances and Chargebacks

As of January 1, 2005 and December 27, 2003, amounts due from vendors relating to rebates, allowances and chargebacks were $1.2 million and $0, respectively, which approximately $0.2 million was reserved as of January 1, 2005. We are eligible for vendor rebates, allowances and chargebacks from pharmaceutical vendors and manufacturers based on contractual arrangements. Rebates and allowances are recorded as a component of cost of goods sold is the period they are received from the vendor or manufacturer unless such rebates and allowances are reasonably estimable at the end of a reporting period. We record chargeback credits due from our vendors in the period when the sale is made to the customer which is eligible for contract pricing from the manufacturer. The amounts due are often difficult to estimate based on changes in industry practices and amounts received may differ from our estimates. If our estimate of amounts due from vendors is too high our earnings (losses) will be adversely effected in the future.

Inventories

Inventories consist of pharmaceuticals and other retail merchandise owned by us. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the consolidated financial statements are properly stated. We use historical data to estimate our inventory loss reserves and we have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. If the estimate of inventory losses is too low we may incur higher cost of sales in the future resulting in lower net income or higher net losses. If the estimate of inventory losses incurred is too high, we may experience lower cost of sales in the future resulting in higher net income or lower net losses. Inventories as of January 1, 2005 and December 27, 2003 were approximately $34.5 million and $18.9 million, respectively, net of approximately $1.2 million and $1.0 million of inventory loss reserves, respectively.

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. This statement is effective for the Company for the first fiscal year beginning after June 15, 2005 (as a result of the deferral of the effective date in April 2005) and applies to all awards granted in periods after the effective date and unvested awards as of the effective date. The Company is in the process of evaluating the method of adoption and the resulting impact of SFAS No. 123R on the Company upon adoption.

In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred after October 31, 2005. The Company does not believe SFAS No. 151 will have a material impact on its consolidated financial statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. We believe that inflation has not had a material impact on our results of operations during the three years ended January 1, 2005.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of January 1, 2005, $32.9 million was outstanding on our revolving credit facility. Borrowings on the line are at a variable rate of interest. Assuming $32.9 million was outstanding on the line for a full year, a 1% change in interest rates would change our interest expense by $0.3 million annually.

We do not currently utilize derivative financial instruments to address market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

DRUGMAX, INC. AND SUBSIDIARIES

(formerly, Familymeds Group, Inc. and Subsidiaries)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	50

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of January 1, 2005 and December 27, 2003	52

Consolidated Statements of Operations for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002	53

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002	54

Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002	55

Notes to Consolidated Financial Statements	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DrugMax, Inc.

Farmington, Connecticut

We have audited the accompanying consolidated balance sheets of DrugMax, Inc. (formerly, Familymeds Group, Inc.) and subsidiaries (collectively, the “Company”) as of January 1, 2005 and December 27, 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DrugMax, Inc. and subsidiaries as of January 1, 2005 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of January 1, 2005 the Company was in violation of certain financial and other covenants on its Senior Credit Facility and the lender can demand repayment of the $32.9 million outstanding as of such date and could foreclose upon all or substantially all of the Company’s assets and the assets of its subsidiaries. Additionally, the Company has a history of operating losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

Effective December 30, 2001, the Company changed its methods of accounting for negative goodwill and goodwill to conform with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

April 15, 2005

DRUGMAX, INC. AND SUBSIDIARIES

(formerly, Familymeds Group, Inc. and Subsidiaries)

CONSOLIDATED BALANCE SHEETS

JANUARY 1, 2005 AND DECEMBER 27, 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,331,552	$1,307,094
Trade receivables, net of allowance for doubtful accounts of approximately $3,897,000 and $1,718,000 in 2004 and 2003, respectively	20,570,053	9,864,996
Inventories	34,525,247	18,874,602
Prepaid expenses and other current assets	1,965,515	876,631

Total current assets	59,392,367	30,923,323

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization of approximately $11,707,000 and $9,640,000 in 2004 and 2003, respectively	5,250,684	4,788,732

GOODWILL	19,813,080	—

OTHER INTANGIBLE ASSETS—Net of accumulated amortization of approximately $15,350,000 and $15,071,000 in 2004 and 2003, respectively	10,570,061	7,537,397

OTHER NONCURRENT ASSETS	571,874	903,325

TOTAL	$95,598,066	$44,152,777

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving credit facility	$32,870,787	$25,077,638
Current portion of long-term debt	2,284,212	12,618,690
Current portion of obligations under capital leases	30,092	40,456
Accounts payable	26,132,491	21,336,404
Accrued expenses	5,949,342	9,453,780

Total current liabilities	67,266,924	68,526,968

LONG-TERM ACCOUNTS PAYABLE	22,425,000	—

OBLIGATIONS UNDER CAPITAL LEASES—Less current portion	—	33,687

OTHER LONG-TERM LIABILITIES	50,854	155,310

FMG REDEEMABLE PREFERRED STOCK:
FMG Series A Redeemable Convertible Preferred Stock, $0.01 par value, no and 1,317,391 shares authorized for 2004 and 2003, respectively; no and 1,317,391 shares issued and outstanding for 2004 and 2003, respectively (involuntary liquidation value $0 and $7,809,217 for 2004 and 2003, respectively)	—	7,800,660
FMG Series B Redeemable Convertible Preferred Stock, $0.01 par value, no and 2,042,105 shares authorized for 2004 and 2003, respectively; no and 1,858,239 shares issued and outstanding for 2004 and 2003, respectively (involuntary liquidation value $0 and $14,008,967 for 2004 and 2003, respectively)	—	13,954,108
FMG Series C Redeemable Convertible Preferred Stock, $0.01 par value, no and 2,564,102 shares authorized for 2004 and 2003, respectively; no and 2,564,102 shares issued and outstanding for 2004 and 2003, respectively (involuntary liquidation value $0 and $24,999,995 for 2004 and 2003, respectively.	—	24,655,525
FMG Series D Redeemable Convertible Preferred Stock, $0.01 par value, no and 4,000,000 shares authorized for 2004 and 2003, respectively; no and 2,217,769 shares issued and outstanding for 2004 and 2003, respectively (involuntary liquidation value $0 and $51,766,960 for 2004 and 2003, respectively)	—	51,277,856
FMG Series E Redeemable Convertible Preferred Stock, $0.01 par value, no and 1,519,757 shares authorized for 2004 and 2003, respectively; no and 988,441 shares issued and outstanding for 2004 and 2003, respectively (involuntary liquidation value $0 and $21,473,849 for 2004 and 2003, respectively)	—	11,636,924

Total FMG redeemable preferred stock	—	109,325,073

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value, 45,000,000 and 24,000,000 shares authorized for 2004 and 2003, respectively; 19,483,674 and 1,288,909 shares issued and outstanding for 2004 and 2003, respectively	19,484	1,289
Additional paid in capital	175,499,012	15,283,979
DrugMax Series A Convertible Preferred Stock, $1,000 par value, 17,000 and no shares issued and outstanding for 2004 and 2003, respectively; 5,000,000 and 2,000,000 shares authorized in 2004 and 2003, respectively (involuntary liquidation value $17,000,000 and $0 for 2004 and 2003, respectively)	14,026,902	—
Accumulated deficit	(177,841,211)	(149,173,529)
Unearned compensation	(5,848,899)	—

Total stockholders’ equity (deficit)	5,855,288	(133,888,261)

TOTAL	$95,598,066	$44,152,777

See notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

(formerly, Familymeds Group, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

FISCAL YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 and DECEMBER 28, 2002

	2004	2003	2002
NET REVENUES	$239,231,108	$218,015,047	$223,512,843

COST OF SALES	192,386,725	170,597,432	177,491,050

Gross margin	46,844,383	47,417,615	46,021,793

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,681,200	47,492,008	47,798,688

DEPRECIATION AND AMORTIZATION EXPENSE	4,773,016	5,297,625	5,075,883

IMPAIRMENTS OF LONG-LIVED ASSETS	31,259,794	791,653	592,610

GAIN ON DISPOSAL OF FIXED ASSETS AND INTANGIBLE ASSETS	(1,026,814)	(365,382)	(609,956)

OPERATING LOSS	(34,842,813)	(5,798,289)	(6,835,432)

OTHER INCOME (EXPENSE):
Interest expense	(5,653,602)	(7,199,746)	(4,025,584)
Interest income	45,852	69,966	12,618
Other income	606,485	753,954	1,442,899

Total other expense, net	(5,001,265)	(6,375,826)	(2,570,067)

LOSS BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	(39,844,078)	(12,174,115)	(9,405,499)

CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 141 (Note 2)	—	—	209,870

CUMULATIVE EFFECT OF ADOPTION OF SFAS No. 142 (Note 2)	—	—	(920,028)

NET LOSS	(39,844,078)	(12,174,115)	(10,115,657)

FMG Redeemable Preferred Stock Dividends	(10,665,274)	(5,657,232)	(5,657,227)
DrugMax Preferred Stock Dividends	(130,375)	—	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(50,639,727)	$(17,831,347)	$(15,772,884)

BASIC AND DILUTED LOSS PER SHARE:
Loss available to common stockholders before cumulative changes in accounting principles	$(13.57)	$(13.83)	$(11.69)
Adoption of SFAS No. 141	—	—	0.16
Adoption of SFAS No. 142	—	—	(0.71)

Net loss available to common stockholders	$(13.57)	$(13.83)	$(12.24)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted Shares	3,731,494	1,288,909	1,288,909

See notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

(formerly, Familymeds Group, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FISCAL YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND DECEMBER 28, 2002

	Common Stock			DrugMax Series A Convertible Preferred Stock		Accumulated Deficit	Unearned Compensation	Total Stockholders’ Equity (Deficit )
	Shares	Amount	Additional Paid in Capital	Shares	Amount
BALANCE—December 29, 2001	1,286,910	$1,287	$14,911,067	—	$—	$(115,623,652)	$—	$(100,711,298)
Net loss	—	—	—	—	—	(10,115,657)	—	(10,115,657)
Issuance of warrant	—	—	—	—	—	54,354	—	54,354
Exercise of stock options	1,999	2	2,998	—	—	—	—	3,000
Dividends accrued and accretion of issuance costs on Series A, B, D and E Redeemable Convertible Preferred Stock	—	—	—	—	—	(5,657,227)	—	(5,657,227)
Stock compensation	—	—	193,000	—	—	—	—	193,000

BALANCE—December 28, 2002	1,288,909	1,289	15,107,065	—	—	(131,342,182)	—	(116,233,828)
Net loss	—	—	—	—	—	(12,174,115)	—	(12,174,115)
Dividends accrued and accretion of issuance costs on Series A, B, D and E Redeemable Convertible Preferred Stock	—	—	—	—	—	(5,657,232)	—	(5,657,232)
Stock compensation	—	—	176,914	—	—	—	—	176,914

BALANCE—December 27, 2003	1,288,909	1,289	15,283,979	—	—	(149,173,529)	—	(133,888,261)
Net loss	—	—	—	—	—	(39,844,078)	—	(39,844,078)
Dividends accrued and accretion of issuance costs on FMG Series A, B, D and E Redeemable Convertible Preferred Stock through Merger date	—	—	—	—	—	(5,185,796)	—	(5,185,796)
Stock compensation related to vesting and exercise of FMG stock options	524,652	525	7,347	—	—	—	—	7,872
Dilution of common shares	(1,813,559)	(1,814)	(15,291,326)	—	—	—	—	(15,293,140)
Conversion of FMG notes payable, including accrued interest, into DrugMax common stock	2,106,982	2,107	7,997,893	—	—	(54,357)	—	7,945,643
Conversion of certain FMG Redeemable Preferred Stock to DrugMax common stock and reversal of accrued dividends not converted	8,363,525	8,364	106,291,222	—	—	22,026,402	—	128,325,988
Issuance of warrants to note holders in connection with the Merger	—	—	1,655,289	—	—	—	—	1,655,289
Dividends related to warrants issued to former FMG preferred shareholders in connection with the Merger	—	—	5,479,478	—	—	(5,479,478)	—	—
Issuance of common stock in connection with the Merger	8,196,652	8,197	44,549,858	—	—	—	—	44,558,055
Granting of restricted stock and stock options in connection with the Merger	656,047	656	7,186,199	—	—	—	(7,186,855)	—
Exercise of stock options	160,466	160	295,642	—	—	—	—	295,802
Other stock compensation	—	—	—	—	—	—	1,337,956	1,337,956
Issuance of warrants in connection with promissory notes	—	—	170,973	—	—	—	—	170,973
Issuance of Series A Convertible Preferred Stock	—	—	—	17,000	15,868,152	—	—	15,868,152
Issuance of warrants in connection with Series A Convertible Preferred Stock	—	—	1,872,458	—	(1,872,458)	—	—	—
Dividends accrued on DrugMax Series A Convertible Preferred Stock	—	—	—	—	31,208	(130,375)	—	(99,167)

BALANCE—January 1, 2005	19,483,674	$19,484	$175,499,012	17,000	$14,026,902	$(177,841,211)	$(5,848,899)	$5,855,288

See notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

(formerly, Familymeds Group, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND DECEMBER 28, 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,844,078)	$(12,174,115)	$(10,115,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,773,016	5,297,625	5,075,883
Stock compensation expense	1,345,828	176,914	193,000
Noncash interest expense	1,664,788	4,280,000	204,780
Impairments of long-lived assets	31,259,794	791,653	592,610
Amortization of deferred financing costs	288,000	377,796	459,121
Provision for doubtful accounts	341,995	615,465	4,105,776
Gain on disposal of fixed assets and intangible assets	(1,026,814)	(365,382)	(609,956)
Cumulative effect of adoption of SFAS No. 142	—	—	920,028
Effect of changes in operating assets and liabilities:
Trade receivables	(241,373)	(318,883)	(488,083)
Inventories	(2,099,728)	188,046	3,492,304
Prepaid expenses and other current assets	(1,969,768)	(118,788)	(156,132)
Accounts payable	3,528,796	404,826	(3,518,107)
Accrued expenses	1,984,111	(500,126)	(1,306,800)
Other	388,469	615,977	(304,522)

Net cash provided by (used in) operating activities	393,036	(728,992)	(1,455,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,135,588)	(1,336,906)	(1,158,657)
Proceeds from sale of prescription files, net	1,103,487	420,361	429,674
Payments for intangible assets	—	(213,161)	(109,000)

Net cash used in investing activities	(32,101)	(1,129,706)	(837,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Series A Convertible Preferred Stock	15,868,152	—	—
(Repayment) proceeds from term loan	(4,000,000)	—	4,000,000
Proceeds from convertible subordinated notes	—	4,000,000	—
Repayment of amounts outstanding on revolving credit facilities, net	(8,530,048)	(995,306)	(723,823)
Repayment of promissory notes	(2,334,478)	(181,310)	—
Repayment of obligations under capital leases	(44,051)	(193,720)	(712,612)
Payment of deferred financing costs	(591,854)	(96,401)	(587,911)
Proceeds from exercise of stock options	295,802	—	3,000

Net cash provided by financing activities	663,523	2,533,263	1,978,654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,024,458	674,565	(315,084)

CASH AND CASH EQUIVALENTS—Beginning of fiscal year	1,307,094	632,529	947,613

CASH AND CASH EQUIVALENTS—End of fiscal year	$2,331,552	$1,307,094	$632,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,700,814	$2,541,950	$3,827,475

Noncash transactions—
Conversion of notes payable and accrued interest into DrugMax Common Stock	$7,945,643	$—	$—

Exercise of FMG Series E Preferred Stock warrants into FMG Series E Preferred Stock	$4,000,000	$—	$—

Issuance of DrugMax common shares in connection with Merger	$44,558,055	$—	$—

Dividends relating to warrants issued to FMG preferred shareholders	$5,479,478	$—	$—

Interest expense relating to warrants issued to note holders	$1,655,289	$—	$—

Issuance of warrants to promissory note holders	$170,973	$—	$—

Issuance of warrants to Series A Convertible Preferred Stockholders	$1,872,458	$—	$—

See notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

(formerly, Familymeds Group, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – FISCAL YEARS ENDED JANUARY 1, 2005,

DECEMBER 27, 2003 AND DECEMBER 28, 2002

1.	MERGER, BUSINESS AND GOING CONCERN

Merger—On March 19, 2004, Familymeds Group, Inc. (“FMG”) entered into an Agreement and Plan of Merger which was amended on July 1, 2004 and also on October 11, 2004 (as amended, the “Merger Agreement”) with DrugMax, Inc. (“DrugMax”). Under the terms of the Merger Agreement, on November 12, 2004, FMG merged into DrugMax, and DrugMax became the surviving corporation in the Merger (the “Merger”). The separate existence of FMG ceased and the name of the surviving corporation is DrugMax. DrugMax issued 10,470,507 shares of DrugMax common stock to certain FMG preferred shareholders and FMG note holders in connection with the Merger. The FMG note holders received 2,106,982 DrugMax shares in exchange for their notes and the remaining 8,363,525 DrugMax shares were allocated to FMG’s preferred shareholders based on liquidation preferences. FMG’s common shareholders received no consideration in the Merger. In addition, DrugMax issued 656,047 shares of DrugMax restricted common stock and options to purchase 1,574,369 shares of DrugMax common stock at $0.57 per share to certain employees and directors of FMG that remained employees and directors of DrugMax after the Merger. Additionally, DrugMax issued warrants to purchase 3,500,090 shares of DrugMax common stock at $2.61 per share to the former FMG stockholders, warrant holders and note holders. The warrants were allocated among the FMG stockholders, warrant holders and note holders in the same manner as the DrugMax common stock. Immediately after the Merger, DrugMax’s pre-Merger stockholders, as a group, owned approximately 40%, and the FMG stockholders, employees and directors, as a group, owned approximately 60%, of the issued and outstanding shares of common stock, assuming the exercise of all stock options and warrants outstanding.

The Merger was treated as a purchase of DrugMax by FMG for accounting purposes. Accordingly, for periods prior to the Merger, the information herein is historical information of FMG. The purchase price of approximately $44.6 million represents the sum of (i) the fair value ($37.8 million) of the 8,196,652 shares of DrugMax common stock, $.001 par value, retained by the existing common stockholders of DrugMax, Inc. (the fair value of the shares of DrugMax common stock is based on the average closing price of DrugMax common stock of $4.61 per share for the five-day period from March 18, 2004 to March 24, 2004, which includes two business days before and after the announcement of the Merger), (ii) $5.2 million based on a Black Scholes valuation for 2.2 million outstanding DrugMax options, all of which vested in connection with the Merger, and (iii) FMG Merger costs of approximately $1.6 million.

The assets acquired and liabilities assumed of DrugMax were recorded based upon their estimated fair values at the acquisition date. In order to record amounts at fair value, historical carrying amounts for accounts receivable, inventories, accounts payable and other amounts were adjusted to reflect estimated realizable amounts as of the acquisition date. Additionally, $1.6 million of outstanding checks not previously recorded by DrugMax in error were recorded primarily via a charge to cost of sales. The effect of these adjustments is reflected in the pro forma amounts below for the year ended January 1, 2005. The results of operations of DrugMax have been included in the Company’s consolidated statements of operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocation is subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations. The Company is also in the process of integrating the operations of all its acquired businesses and expects to incur costs relating to such integrations. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Company’s consolidated balance sheets as adjustments to the purchase price or on the Company’s consolidated statements of operations as expenses, as appropriate.

Following is a summary of the preliminary purchase price allocation (in thousands):

Cash and cash equivalents	$346
Accounts receivable	11,321
Inventories	13,551
Prepaid expenses and other current assets	501
Property and equipment	1,565
Goodwill	50,813
Identified intangibles	5,600
Debt	(12,323)
Accounts payable	(23,692)
Accrued expenses	(3,124)

Purchase price	$44,558

The fair value adjustments included in the preliminary allocation of purchase price above, primarily consisted of (i) $1.8 million to DrugMax’s authorized distributor licenses with an estimated life of 15 years, (ii) $3.2 million to trademarks and copyrights with an estimated life of 15 years and (iii) $0.6 million to customer lists with an estimated life of 5 years. The purchase price is based on certain preliminary estimates and subject to change as more information is available.

In connection with the Merger, the Company terminated certain DrugMax employees. Total severance obligations to these employees are approximately $966,000, none of which had been paid as of January 1, 2005 and all of which are expected to be paid during fiscal 2005. The severance obligation was reflected as an accrued expense as of the Merger date. Additionally, an accrued lease liability of $85,000 was recorded related to an office location that will no longer be used.

The accompanying consolidated financial statements include the results of operations of FMG for all periods presented and the results of operations of DrugMax subsequent to November 12, 2004. Pro forma information as if the Merger had occurred as of the beginning of the fiscal years presented is as follows (in thousands, except per share information):

	Fiscal Years Ended
	January 1, 2005	December 27, 2003
	(Unaudited)
Net revenues	$380,549	$458,786
Net loss	(60,749)	(16,105)
Net loss per share	(3.14)	(0.83)
Weighted average common shares outstanding - basic and diluted	19,344,750	19,323,208

Business—The Company’s operations include specialty pharmacy and drug distribution. The specialty pharmacy operations represent the former FMG operations. The drug distribution operations represent the former DrugMax operations doing business as Valley Drug Company and Valley Drug South.

As of January 1, 2005, the Company owned or franchised pharmacy locations in 13 states. As of January 1, 2005 and December 27, 2003 there were 77 and 82 owned locations, respectively, and eight franchised pharmacy locations. The Company is not actively seeking to franchise additional locations. The drug distribution operations distribute their products to independent pharmacies in the continental United States, as well as to the Company’s specialty pharmacies, other small and medium-sized pharmacy chains, alternative care facilities and other wholesalers. The Company offers branded and generic prescription and non-prescription pharmaceuticals, specialty injectables, generic biologics, compounded medicines, healthcare-related products and diagnostic products.

Going Concern- The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of January 1, 2005 the Company was in violation of certain financial and other covenants on its Senior Credit Facility and the lender can demand repayment of the $32.9 million outstanding as of such date and could foreclose upon all or substantially all of the Company’s assets and the assets of its subsidiaries. Additionally, the Company has a history of operating losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that with the purchasing synergies from the Merger and the effect of the reduction in costs associated with the elimination of certain redundant positions as a result of the Merger, that the Company will continue as a going concern. Additionally, the Company expects to receive an amendment to the Senior Credit Facility during the second quarter of 2005 to waive existing covenant violations and amend covenant requirements going forward. However, there is no assurance that the lender will waive the violations and the lender could demand repayment of the $32.9 million outstanding as of January 1, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Periods—The Company reports on a 52-53 week fiscal year. Fiscal year 2004 includes 53 weeks, while fiscal years 2003 and 2002 each include 52 weeks.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Management’s estimates relate primarily to assigning values and lives to intangible assets acquired in connection with the Merger, estimating impairments of long-lived assets and estimating the allowance for doubtful accounts and inventory reserves.

Revenue Recognition—Revenues from pharmacy operations are comprised of both specialty pharmacy sales in Company-owned locations and royalty revenues from franchised pharmacies. Revenues from pharmacy sales, net of contractual allowances from third-party payors, are recognized at the time of sale. The Company participates in various third-party provider networks and state Medicaid programs. Under a majority of these networks, revenue is adjudicated at the time of sale. However, for certain third-party providers and state Medicaid programs, revenue is reported at the net realizable amount and adjusted in future periods as final settlements are determined. Revenues from franchised pharmacies are based on a flat fee per location or a percentage of the revenues of the franchised pharmacy and are recognized in the period in which revenues are earned. The Company recognizes revenues from the mail order and e-commerce operations when products are shipped to customers, net of discounts. Royalty revenues for the drug distribution operations are recognized when goods are shipped and title or risk of loss resides with unaffiliated customers or when services are provided. The Company has no sales incentive or rebate programs with its customers. Revenue is recorded net of sales returns and allowances.

Vendor Rebates, Allowances and Chargebacks- Rebates and allowances are recorded as a component of cost of goods sold in the period they are received from the vendor or manufacturer unless such rebates and allowances are reasonably estimable at the end of a reporting period. The Company records chargeback credits due from its vendors in the period when the sale is made to the customer which is eligible for contract pricing from the manufacturer.

Cash and Cash Equivalents—The Company considers investments with original maturities of three months or less to be cash equivalents.

Inventories—Inventories consists of pharmaceuticals and other retail merchandise. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Inventories are monitored for out of date or damaged products. Inventories are recorded net of a reserve for obsolescence of approximately $902,000 and $1,046,000 at January 1, 2005 and December 27, 2003, respectively. The drug distribution operations accepts return of product from its customers for product which is saleable, in unopened containers and expires six months or more from the return date.

Property and Equipment—Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets with a mid-month convention being applied to the first year assets are placed into service. Furniture and fixtures, computer equipment and software, excluding website software costs, are depreciated over useful lives of five years. Capitalized website software costs are amortized over three years. Leasehold improvements and equipment purchased under capital leases are amortized over the shorter of the useful life of the asset or the lease term. When fixed assets are retired or sold, the asset cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is included in the consolidated statements of operations.

Leases and Deferred Rent Payable-The Company leases pharmacy, distribution, administrative, marketing and customer service facilities. Leases are accounted for under the provisions of SFAS No. 13, Accounting for Leases, as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent payable. As of both January 1, 2005 and December 27, 2003, a liability of $0.1 million was recorded related to deferred rent payable.

Goodwill—Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired as a result of the Merger. Goodwill is not amortized, but is subject to impairment testing annually, or more frequently if events and circumstances indicate there may be impairment. The Company measures impairment based on a discounted cash flow method and a discount rate determined by management to be commensurate with the reporting unit risk. The Company completed an impairment test for goodwill related to the drug distribution reporting unit as of January 1, 2005 and recorded a write-down of approximately $31.0 million (see Note 6).

Other Intangible Assets—Prescription file intangible assets were recorded at fair value in connection with store acquisitions. The Company amortizes prescription files on a straight-line basis over an estimated useful life of seven years.

Authorized distributor licenses, trademarks and patents and a customer list were recorded in connection with the Merger. Authorized distributor licenses relate to contractual and non-contractual relationships with pharmaceutical manufacturers allowing direct access to purchase their products. These contracts are amortized on a straight-line basis over an estimated life of 15 years. Trademarks and patents are amortized on a straight-line basis over their estimated life of 15 years. The customer list is amortized on a straight-line basis over an estimated life of five years.

Noncompete agreements relate to agreements with former storeowners who sold their pharmacies to the Company. These agreements are amortized on a straight-line basis over the lives of the agreements, generally two to five years.

Royalty rights relate to the purchase of certain franchise license agreements and are amortized on a straight-line basis over an estimated life of 20 years.

Deferred financing costs are being amortized as interest expense on an effective yield basis over the terms of the related debt. Amortization of approximately $288,000, $378,000 and $459,000 for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively, was recorded as interest expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets—The Company reviews long-lived assets, including property plant and equipment and intangible assets, to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets, including related intangible assets, exceeds the future cash flows for the assets. For purposes of recognizing and measuring impairment of long-lived assets, the Company evaluates assets at the store level for specialty pharmacy operations. For purposes of measuring goodwill impairment, the drug distribution operations and specialty pharmacy operations are considered separate reporting units.

Store Opening and Closing Costs—Store opening costs are charged directly to expense when incurred, including rent expense during construction periods. When the Company makes a decision to close a store, the unrecoverable costs, including remaining lease obligations (net of estimated sublease rental income commencing in fiscal 2003 upon adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities), are charged to expense.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was adopted by the Company in fiscal 2003. SFAS No. 144 requires the results of operations of a component entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the component entity from the ongoing operations of the company and no significant continuing involvement in the operations of the component entity after the disposal transaction. The stores closed in fiscal 2004 and 2003 did not meet the criteria to be classified as discontinued operations under SFAS No. 144.

Concentration of Credit Risk—The Company’s receivables for the specialty pharmacy operations are principally from third-party insurance plans and state Medicaid programs (collectively, “Third-Party Customers”). The largest individual Third-Party Customer accounted for approximately 12%, 13% and 11% of the Company’s net revenues for the years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively. There is no other customer that represents over 10% of the Company’s net revenues for these periods. Total gross trade receivables for this customer were $652,000, $1,814,000 and $1,839,000 as of January 1, 2005, December 27, 2003 and December 28, 2002, respectively.

Advertising—Advertising costs are charged to expense as incurred and were approximately $1,345,000, $1,892,000, and $1,861,000 for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002 respectively.

Shipping and Handling Costs—Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $1,341,000, $1,095,000 and $1,087,000 for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively.

Income Taxes—The Company accounts for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax effects attributable to operating loss carryforwards and to differences between the financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be reversed. Valuation allowances are established for deferred tax assets when realization is not likely.

Per Share Information—For periods prior to the Merger, the weighted average shares outstanding have been computed based on the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis (i.e., if the preferred shareholders were converted to common prior to the Merger), had the Merger consideration not be distributed to the preferred shareholders based on liquidation values. Based on the exchange ratio, the FMG common shareholders would have received 1,288,909 shares of common stock. For the periods subsequent to the Merger, the total outstanding shares include: (i) the 1,288,909 shares assumed outstanding prior to the Merger, (ii) the 8,363,525 shares issued to the former FMG preferred shareholders based on their liquidation value in connection with the Merger, (iii) 8,196,652 shares held by the former DrugMax shareholders, (iv) the 2,106,982 shares issued to the note holders for the extinguishment of those notes in connection with the Merger, (v) 656,047 of vested restricted shares granted to management, and (vi) 160,466 shares issued post Merger related to option exercises. Potentially dilutive securities were not considered in any period presented since the effect would be anti-dilutive. Accordingly all per share information herein has been restated from the amounts previously reported by FMG.

Segment—The Company operated as one business segment for all periods presented. This segment includes two reporting units: specialty pharmacy operations and drug distribution operations.

Reclassifications—Certain prior period amounts have been reclassified to conform with the current year classification.

Stock-Based Compensation—The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and its related interpretations in accounting for employee stock compensation and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to account for options issued to nonemployees. Forfeitures are accounted for in the period the options are actually forfeited. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss would have decreased (increased) to the pro forma amounts indicated below:

	Fiscal Year Ended
	January 1, 2005	December 27, 2003	December 28, 2002
Net loss, as reported	$(39,844,078)	$(12,174,115)	$(10,115,657)
Effect of stock-based employee compensation expense determined under fair method valuation for all awards	313,198	44,676	(3,334)

Pro forma net loss	$(39,530,880)	$(12,129,439)	$(10,118,991)

Basic and diluted net loss per share:
As reported	$(10.68)	$(9.45)	$(7.85)
Pro forma	$(10.59)	$(9.41)	$(7.85)

Shares used in basic and diluted net loss per share	3,731,494	1,288,909	1,288,909

The fair value of each option grant has been for SFAS No. 123 purposes on the date of grant using the Black Scholes pricing model with the following assumptions:

	Fiscal Year Ended
	January 1, 2005	December 27, 2003	December 28, 2002
Risk-free interest rate	3.54% - 4.22%	2.62% - 5.71%	3.63% - 5.71%
Expected life	3 years	3 years	3 years
Volatility	48%	— %	— %
Dividend yield	— %	— %	— %
Weighted average fair value of each option granted	$3.50	$0.67	$0.67

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. This statement is effective for the Company for the first fiscal year beginning after June 15, 2005 (as a result of the deferral of the effective date in April 2005) and applies to all awards granted in periods after the effective date and unvested awards as of the effective date. The Company is in the process of evaluating the method of adoption and the resulting impact of SFAS No. 123R on the Company upon adoption.

In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred after October 31, 2005. The Company does not believe SFAS No. 151 will have a material impact on its consolidated financial statements.

4.	IMPAIRMENTS OF LONG-LIVED ASSETS

During the year ended January 1, 2005, the Company recorded a goodwill impairment charge of $31.0 million (see Note 6).

During the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, the Company approved the closure of seven, five and 16 underperforming stores, respectively. As a result, the Company recorded impairments of long-lived assets of approximately $0, $182,000 and $170,000 in the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively, primarily related to the prescription file intangible assets and equipment for these locations. Additionally, net lease obligations related to these stores of approximately $179,000, $180,000 and $348,000 were accrued during the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively and are included in write-downs of long-lived assets. During the fiscal years ended January 1, 2005 and December 27, 2003, the Company had favorable settlements on lease obligations of approximately $87,000 and $206,000, respectively. Revenues for stores closed were $2.8 million, $1.7 million and $11.8 million for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively. The operating loss for the stores closed was $0.4 million, $0 and $0.4 million for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively.

The Company incurred impairment charges for prescription file intangible assets and property and equipment of approximately $260,000, $635,000, and $75,000 relating to underperforming and relocated stores during the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of:

	January 1, 2005	December 27, 2003
Computer equipment and software	$9,015,941	$7,848,973
Furniture, fixtures and equipment	5,073,425	4,119,995
Leasehold improvements	2,692,100	2,282,819
Equipment under capital lease obligations	176,651	176,651

Total	16,958,117	14,428,438

Less accumulated depreciation and amortization	(11,707,433)	(9,639,706)

Property and equipment, net	$5,250,684	$4,788,732

Depreciation and amortization expense of the Company’s property and equipment was approximately $2,203,000, $2,270,000, and $2,182,000 for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively.

6.	GOODWILL

Goodwill at January 1, 2005 is attributable to the drug distribution reporting unit and resulted from the Merger. The changes in the net carrying value of goodwill for the fiscal year ended January 1, 2005 are as follows:

Fiscal Year Ended January 1, 2005
Goodwill, beginning of fiscal year	$—
Goodwill associated with Merger	50,813,095
Impairment loss	(31,000,015)

Goodwill, end of fiscal year	$19,813,080

Goodwill was tested for impairment as of January 1, 2005. The fair value of the reporting unit was estimated using future cash flows, and a non-cash impairment charge of $31.0 million was recognized. The impairment of the drug distribution reporting unit is a result of lower revenues and profitability since the Merger terms were announced on March 20, 2004 and a decline in the fair value of the Company. Since the Merger terms were announced and the purchase price was determined, the drug distribution operations have experienced declining profitability as opportunities for forward buying and increased competition have negatively impacted estimated future cash flows. Additionally, the Company’s stock price decreased from $4.61 for the five-day period from the Merger announcement date to $3.28 as of January 1, 2005 which also negatively impacted the fair value of the reporting unit.

7.	OTHER INTANGIBLE ASSETS

Other intangible assets consist of:

	January 1, 2005		December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prescription files	$18,135,217	$(14,124,284)	$19,025,178	$(12,262,725)
Trademarks and copyrights	3,518,127	(102,438)	318,127	(59,865)
Wholesale distributor contracts	1,800,000	(15,000)	—	—
Noncompete agreements	883,867	(874,557)	899,131	(868,399)
Customer list	600,000	(15,000)	—	—
Royalty rights	513,500	(205,400)	513,500	(179,725)
Other	469,058	(13,029)	1,852,185	(1,700,010)

	$25,919,769	$(15,349,708)	$22,608,121	$(15,070,724)

The weighted average amortization period for intangible assets is approximately 7.3 years. Amortization expense related to other intangible assets was approximately $2,570,000, $3,027,000 and $2,894,000 for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively.

Estimated future amortization expense for the succeeding five years is as follows:

Fiscal Year Ending	Amount
2005	$3,004,414
2006	2,002,344
2007	883,943
2008	647,058
2009	555,450

8.	DEBT

Debt at January 1, 2005 and December 27, 2003 consisted of the following:

	January 1, 2005	December 27, 2003
Revolving credit facility	$32,870,787	$25,077,638
Term loan	—	4,000,000
12% convertible subordinated notes	—	4,000,000
Promissory notes payable	2,284,212	4,618,690

Total	$35,154,999	$37,696,328

The Company believes the carrying values of the revolving credit facility, term loan and promissory notes payable at January 1, 2005 and December 27, 2003 approximated the respective fair values as of such dates since the revolving credit facility and term loan had variable market rates of interest. The promissory notes payable have a fixed interest rate which management believes approximated market as of January 1, 2005 and December 27, 2003. The convertible subordinated notes and related accrued interest were converted in common stock equal to such amount in connection with the Merger.

Senior Collateralized Revolving Credit Facility and Term Loan—On July 2, 1999, FMG entered into a $25,000,000 senior collateralized revolving credit facility (the “GECC Agreement”) with General Electric Capital Corporation (“GECC”). In November 2000, the facility was increased to $31,000,000.

In June 2001, the agreement was amended (the “June 2001 Waiver and Amendment Agreement”) The June 2001 Waiver and Amendment Agreement established a $4 million reserve against the borrowing availability (reducing the maximum availability on the revolver to $27,000,000) and new minimum EBITDA financial covenants beginning with the fiscal month of June 2001 and for each fiscal month through December 2001. The Company violated the EBITDA financial covenant requirements under the June 2001 Waiver and Amendment Agreement. On January 22, 2002, the Company obtained a waiver and amendment from GECC (the “January 2002 Waiver and Amendment”), which waived these violations and amended the GECC Agreement. The January 2002 Waiver and Amendment also provided for a minimum EBITDA financial covenant measured monthly and a term loan of $4,000,000. Interest on the term loan was payable monthly and was calculated as an adjusted monthly LIBOR index rate (as defined) plus an applicable LIBOR margin (as defined). Additional paid-in-kind interest at 7.00% per annum accrued on the term loan.

On August 19, 2002, the Company entered into an Amended and Restated Credit Agreement (the “August 2002 Amendment”) with GECC. The August 2002 Amendment increased the borrowing base by $5,100,000. There was no impact on the maximum availability on the revolver, which remained at $27,000,000. This amendment extended the maturity date of the revolver and the term loan to August 19, 2003. On August 14, 2003, the maturity date of the revolver and term loan was extended to August 20, 2003. Later, the maturity date was further extended to September 26, 2003.

On September 24, 2003, the Company entered into a Waiver and First Amendment to the Amended and Restated Credit Agreement (the “September 2003 Amendment”), which extended the maturity date of the revolver and term loan to April 21, 2004. The September 2003 Amendment also waived the violation of certain financial covenants in February 2003 and April through August 2003 as well as other events of default, changed covenant requirements through the maturity date of the agreement, and increased the interest rates on amounts outstanding by 25 basis points. Under the terms of the September 2003 Amendment, the Company was required to have a letter of intent(s) providing for new capital of not less than $11 million by January 31, 2004. Since a letter of intent was not obtained prior to January 31, 2004, the maximum availability of the revolver was reduced by $1,000,000 to $26,000,000. On October 24, 2003, the Company entered into the Second Amendment (the “October 2003 Amendment”) to the Amended and Restated Credit Agreement, which placed GECC approval requirements on future compensation increases to certain members of senior management.

On April 16, 2004, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement (the “April 2004 Amendment”), which extended the maturity date of the revolver and term loan to August 31, 2004. The April 2004 Amendment also waived the violation of certain financial covenants in fiscal 2003 and January and February 2004 and established new EBITDA covenants commencing in March 2004.

On December 9, 2004, the Company entered into the Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with GECC, which increased the facility from $31 million to $65 million. The $65 million of maximum availability was reduced by $5.5 million of permanent availability, until the March 2005 Amendment discussed below, which increased the permanent availability reduction to $7.5 million. In conjunction with entering into the Senior Credit Facility, the $4 million term loan and related interest of $0.8 million were repaid to GECC. In addition, DrugMax’s credit facility in existence at the time of the Merger was terminated and the $11.9 million balance then outstanding was repaid to the lender. The Senior Credit Facility matures on December 9, 2007. The Senior Credit Facility includes a prepayment penalty of $1,300,000 if paid in full before December 9, 2005, $975,000 if paid in full after December 9, 2005 but before December 9, 2006 and $650,000 if paid after December 9, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. As of January 1, 2005, $32.9 million was outstanding under the Senior Credit Facility and $2.9 million was available for additional borrowings, based on eligible receivables and inventory.

Interest on the revolving credit facility is calculated at either the index rate (as defined) plus an applicable index margin (as defined) or, at the option of the Company, at an adjusted monthly LIBOR index rate plus an applicable LIBOR margin (as defined). The applicable index margin as of January 1,

2005 and December 27, 2003 was 0.5% and 3.25%, respectively. The interest rates, including applicable margin, that were used to calculate accrued interest were 5.75%, 5.56% and 5.81% as of January 1, 2005, December 27, 2003 and December 28, 2002, respectively. Interest is payable monthly.

On March 22, 2005, the Company entered into the First Amendment to the Senior Credit Facility (the “March 2005 Amendment”). The March 2005 Amendment provided for an increase in the reduction of permanent availability from $5.5 million to $7.5 million and allowed the Company to convert the $23 million of accounts payable (after consideration of a $6 million payment in March 2005) to AmerisourceBergen Drug Corporation (“ABDC”) into a subordinated convertible debenture in the original principal amount of $11,500,000 (the “Subordinated Debenture”) and a subordinated promissory note in the original principal amount of $11,500,000 (the “Subordinated Note”).

The Senior Credit Facility requires compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, maximum fixed charge coverage ratio, minimum net worth, minimum inventory turnover, maximum trade receivable days sales outstanding, maximum accounts payable days outstanding and maximum ratio of non-pharmaceutical inventory to total inventory. The Company violated certain of these covenants as of January 1, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such date was in default on this obligation. As of April 15, 2005, the Company had not yet received an amendment waiving covenant violations. The Company expects to receive an amendment during the second quarter of 2005. However, there is no assurance that the lender will waive the violation and the lender could demand repayment of the $32.9 million outstanding as of January 1, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

Convertible Subordinated Notes Payable and Guarantee—On August 19, 2002, FMG entered into a Capital Support and Subscription Agreement (the “Support Agreement”) with existing investors. Under the terms of the limited guarantee agreements, certain investors guaranteed $6 million of FMG’s indebtedness under the GECC Agreement (the “Guarantees”). Certain investors also committed to make $4 million available to FMG for working capital purposes. In exchange for the commitment and Guarantees, FMG issued warrants to purchase 438,249 shares of Series E Preferred Stock at an exercise price of $9.87 per share.

On January 23, 2003, FMG utilized the commitment and $4 million of 12% convertible subordinated promissory notes (the “Notes”) were issued by FMG. While these Notes accrued interest at a rate of 12% per annum, the Notes provided for aggregate interest of $4 million at maturity during fiscal 2003. Accordingly interest of $4 million was accrued through the original note maturity date during fiscal 2003.

Prior to the Merger, the warrants to purchase FMG Series E Preferred Stock were exercised into 438,249 shares of FMG Series E Preferred Stock in a cashless exercise. In connection with the Merger, Series E Preferred Stock was converted into DrugMax common stock based on its liquidation preference. The Notes and accrued interest payable aggregating $8 million were paid in full by the issuance of 2,106,982 shares of DrugMax common stock. The Company recorded noncash interest expense of approximately $1,655,000 that relates to the allocation of the warrants to the former FMG note holders, which was based on a Black Scholes valuation.

Convertible Subordinated Debentures—On October 29, 1999, FMG issued $4,800,000 of 7% subordinated convertible debentures in connection with an acquisition. The entire principal amount of the debentures was originally due in full on October 29, 2003. In September 2003, FMG entered into the First Amendment to the Convertible Subordinated Debentures (the “Promissory Notes”) of the same principal amount. The Promissory Notes bore interest at 9% per annum and were payable in equal monthly installments of principal and interest of approximately $219,000 until October 30, 2004. The Promissory Notes contained certain covenants, none of which were more restrictive than those contained in the GECC Agreement. In consideration of the note holders signing the Promissory Notes, FMG issued the holders warrants to purchase 328,122 shares of FMG’s nonvoting common stock at an exercise price of $14.63 per share. The warrants were ascribed no value, were not exercised and were canceled in connection with the Merger.

On November 1, 2004, the Promissory Notes were exchanged for new promissory notes (the “New Promissory Notes”), which bear interest at 9% per annum. Of the New Promissory Notes, $1,412,306 are payable in equal monthly installments of principal and interest of approximately $124,000 until October 30, 2005. The remaining $1,098,460 of New Promissory Notes are payable in full on October 30, 2005 with interest payable monthly. The New Promissory Notes contain certain covenants, none of which are more restrictive than those contained in the Senior Credit Facility. In consideration of the note holders agreeing to the exchange, the Company issued the holders warrants to purchase 492,306 shares of DrugMax common stock at an exercise price of $9.75 per share. Using the Black-Scholes model, these warrants were valued at $170,973, of which $9,498 was amortized as additional interest expense during the year ended January 1, 2005. As of January 1, 2005, the warrants have not been exercised.

9.	CAPITAL STOCK

DrugMax Common Stock—Authorized common stock consists of 45 million shares of common stock, $.001 par value as of January 1. 2005. The number of authorized shares of common stock was increased from 24 million to 45 million shares on November 12, 2004. In connection with the Merger, the shareholders of FMG (along with certain FMG warrant holders and note holders) received an aggregate of 10,470,507 shares of DrugMax common stock.

On August 27, 2003, DrugMax adopted the DrugMax, Inc. 2003 Restricted Stock Plan (“the Restricted Stock Plan”). Prior to the Merger, DrugMax had not issued any restricted shares under the Restricted Stock Plan. On November, 12, 2004, the number of shares authorized under the Restricted Stock Plan was increased from 1.5 million shares to 3.5 million shares. In connection with the Merger, DrugMax issued an aggregate of 656,047 shares of restricted DrugMax common stock to certain employees and directors of FMG. The restricted stock was scheduled to vest on March 25, 2005 or upon such time as a registration statement is declared effective. On March 23, 2005, certain of the restricted stock agreements were amended to change the vesting to June 15, 2005 or upon such time as a registration statement is declared effective by the SEC. The compensation charge recorded during the year ended January 1, 2005 relating to the restricted stock was $809,125 which was based on the vesting provisions of the original restricted stock agreements. The effect of the March 2005 modification will be accounted for prospectively as of March 23, 2005.

In connection with the Merger, a proposal to approve a reverse stock split of DrugMax’s common stock at a ratio of between four-for-five and one-for-two, to be implemented immediately before the Merger, at the discretion of DrugMax’s board of directors was approved by the Company’s stockholders. Although the Company’s stockholders approved the foregoing reverse stock split, the Company’s Board of Directors, at a meeting held November 12, 2004, determined that it was not in the best interest of the Company’s stockholders to affect a reverse stock split at that time and a reverse stock split did not occur.

DrugMax Preferred Stock— The number of authorized shares was increased from two million to five million preferred shares at the annual meeting on November 12, 2004, of 5,000,000 shares of which 17,000 shares have been designated as Series A Convertible Preferred Stock. On December 2, 2004, the Company sold 17,000 shares of Series A Convertible Preferred Stock (the “DrugMax Preferred Stock”) to certain qualified institutional buyers and accredited investors for net proceeds of $15,868,000, after expenses of approximately $1,132,000. Holders of the DrugMax Preferred Stock are entitled to receive cumulative dividends, before any dividends are paid to the common stockholders, at the rate per share of 7% per annum until the fourth anniversary, 9% per annum from the fourth anniversary until the fifth anniversary, 11% per annum from the fifth anniversary until the sixth anniversary and 14% per annum thereafter. The dividends are being recorded on a straight line basis using an estimated life of 10 years. Except as provided in the certificate of designation filed with the SEC on January 21, 2005, the shares of DrugMax Preferred Stock do not have any voting rights. The holders may at their option convert their shares into shares of DrugMax common stock. The DrugMax Preferred Stock is convertible into an aggregate of 4,594,591 shares of DrugMax common stock, based upon an initial conversion price of $3.70 per share. The initial conversion is not deemed to be a beneficial conversion feature. The conversion price is subject to an anti-dilution adjustment. Further, if the Company meets certain equity conditions, the Company may at its option force the holders to convert their DrugMax Preferred Stock into common stock at the then applicable conversion price. Furthermore, after the fourth anniversary, provided the Company has satisfied certain equity conditions, the Company may at its option redeem the DrugMax Preferred Stock.

If the redemption date occurs following the fourth anniversary but prior to the fifth anniversary, the redemption price shall be $1,200 per share, if the redemption date occurs on or following the fifth anniversary, but prior to the sixth anniversary, the redemption price shall be $1,100 per share, if the redemption date occurs on or following the sixth anniversary, the redemption price shall be $1,050, plus all accrued but unpaid dividends. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the DrugMax preferred stockholders shall be entitled to receive out of the assets of the Company, $1,000 for each share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any junior securities, including common stock.

The preferred stock investors received warrants to purchase 1,378,374 shares of DrugMax common stock at an exercise price of $4.25 per share. The warrants expire on December 1, 2010. As of January 1, 2005, no warrants had been exercised. The fair value of the warrants of $1,872,458, based on a Black Scholes valuation is being recorded as additional preferred stock dividends over the ten-year estimated life of the DrugMax series A convertible preferred stock.

FMG Redeemable Convertible Preferred Stock— Prior to the Merger, FMG had outstanding Series A, B, C, D and E Preferred Stock. In connection with the Merger, DrugMax issued 8,363,525 shares of DrugMax common stock to certain FMG preferred shareholders which were allocated to FMG’s preferred shareholders based on liquidation preferences. Based on the ten-day-weighted stock price of $3.7969 as of November 12, 2004, the FMG Series E shareholders received DrugMax stock equal to their full liquidation preference, the FMG Series C preferred shareholders and FMG Series D preferred shareholders received DrugMax stock equal to approximately 7% of their liquidation preferences and the FMG Series A preferred shareholders, FMG Series B preferred shareholders and FMG common shareholders received no consideration for their shares.

DrugMax also issued warrants to purchase 3,500,090 shares of DrugMax common stock at $2.61 per share to the former FMG stockholders and note holders. The warrants were allocated among the FMG stockholders, note holders in the same manner as the DrugMax common stock and warrants to purchase 1,950,692 shares were allocated to former FMG preferred stockholders. The fair value of the warrants issued to the former FMG preferred shareholders of $5,479,478 based on a Black Scholes valuation was recorded as a preferred stock dividend prior to the Merger.

Following is a summary of FMG liquidation preferences and the shares received by FMG note holders and preferred stockholders in the Merger:

	DrugMax Common Shares Received	Liquidation Value as of Merger Date	Carrying Value as of Merger Date
Noteholders, including accrued interest	2,106,982	$8,000,000	$8,000,000
Series E Preferred Stockholders, after warrant exercise	6,974,711	26,482,280	17,860,084
Series D Preferred Stockholders	952,732	3,617,426	54,618,760
Series C Preferred Stockholders	436,082	1,655,762	24,999,995
Series B Preferred Stockholders	—	—	14,687,967
Series A Preferred Stockholders	—	—	8,159,182

Total	10,470,507	$39,755,468	$128,325,988

Dividends on FMG preferred stock were accrued through the Merger date. Following is a summary of the terms and conditions of the FMG preferred stock prior to the Merger:

FMG Series E Redeemable Convertible Preferred Stock—On June 22, 2001, FMG issued to existing investors 988,441 shares of Series E Redeemable Convertible Preferred Stock (“FMG Series E Preferred Stock”) at a purchase price of $9.87 per share for aggregate proceeds of $9,755,913. In connection with this transaction, FMG incurred $180,924 of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series E Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. For the fiscal years ended January 1, 2005, December 27, 2003, and December 28, 2002, $40,616, $44,308 and $44,308, respectively, of expenses were accreted. The Series E Preferred Stock accrued dividends at 8% per annum, was senior to all other classes of stock, had certain special voting rights and had an initial liquidation value of $9.87 per share

In exchange for the commitment and funding of the Notes (see Note 7), FMG issued certain note holders warrants to purchase 438,249 shares of FMG Series E Preferred Stock at an exercise price of $9.87 per share. The fair value of the warrants as of the date of issuance was $54,354 using the Black-Scholes model. These warrants were exercised into 438,249 shares of FMG Series E Preferred Stock on a cashless basis prior to the Merger.

FMG Series E Preferred Stock was senior to all other series of preferred stock and had to have 100% of their liquidation preference satisfied prior to distribution to the other series of preferred stock. As of the Merger, November 12, 2004, Series E was convertible into common stock at $14.81 per share. The Series E Preferred Stock accrued dividends at 8% per annum, and had certain special voting rights. Upon a liquidation event, Series E preferred shareholders were entitled to receive the greater of the value of two times the liquidated value plus accrued dividends or the amount received on an “as converted” basis. The holders had the right to require the Company to redeem the Series E Preferred Stock in August 2005.

FMG Series D Redeemable Convertible Preferred Stock—In July 2000, FMG issued to an investor group1,542,188 shares of Series D Redeemable Convertible Preferred Stock (“FMG Series D Preferred Stock”), with a par value of $0.01 at a purchase price of $18.37 per share for gross proceeds of $28,330,000. In connection with this transaction, FMG incurred approximately $1,843,000 of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series D Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. For the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, $333,898, $364,252, and $364,252 of expenses were accreted, respectively.

In connection with the FMG Series D Preferred Stock issuance, $10,000,000 of convertible promissory notes issued in March 2000 were converted into FMG Series D Preferred Stock in fiscal 2000 at $17.45 per share. Upon conversion, the note holders received 573,017 shares of FMG Series D Preferred Stock and exercised the nondetachable warrants for an additional 102,564 shares of FMG Series D Preferred Stock at a price of $9.75 per share for $1,000,000.

The Series D Preferred Stock was convertible into common stock at any time and would automatically convert into common stock upon the closing of an initial public offering with gross proceeds of at least $30,000,000. The FMG Series D Preferred Stock accrued dividends at 8% per annum, had certain special voting rights and had an initial liquidation value of $18.37 per share. Due to the absence of certain events, including an underwritten public offering of FMG’s stock, not occurring within 18 months, the FMG Series D Preferred Stock shareholders’ conversion price was adjusted. The adjusted conversion price entitled such shareholder to the number of common shares issuable upon conversion of the Series D. The change in the conversion ratio had no accounting implications since the conversion terms did not represent a beneficial conversion feature. Additionally, in the event of an underwritten public offering, dividends would become payable in cash. Upon liquidation or redemption, the Series D Preferred Stock shareholders were entitled to the liquidation value, including any unpaid dividends. The holders of FMG Series D Preferred Stock had the right to require the Company to redeem the stock in August 2005.

FMG Series D and C Preferred Stock were senior to FMG Series B and A Preferred Stock, but were subordinate to FMG Series E Preferred Stock. Series D and C shared pari passu after satisfaction of the Series E in connection with the Merger.

FMG Series C Convertible Preferred Stock—On May 14, 1999, FMG issued to an investor group 2,564,102 shares of Series C Convertible Preferred Stock (“FMG Series C Preferred Stock”), with a par value of $0.01 at a purchase price of $9.75 per share for aggregate proceeds of $25,000,000. In connection with this transaction FMG incurred $344,475 of professional fees and closing costs, which were offset against the proceeds. The FMG Series C Preferred Stock shareholders were entitled to convert each share of FMG Series C Preferred Stock into that number of fully paid and nonassessable shares of common stock as is determined by dividing the initial conversion price of $14.63 by the conversion price in effect at the time of conversion. The conversion rate was subject to adjustment for the effects of dilution. The FMG Series C Preferred Stock shareholders were entitled to certain special voting rights, preferential liquidation rights (initial liquidation value of $9.75 per share) and anti-dilutive provisions. Dividends did not accrue on the Series C Preferred Stock.

Additionally, the Series C Preferred Stock was convertible into common stock at any time and would automatically convert into common stock upon the occurrence of an initial public offering at a price per share that implies that the Company has a pre-money value of at least $100,000,000 and where the aggregate proceeds to the Company are at least $30,000,000.

FMG Series B Redeemable Convertible Preferred Stock—On June 8, 1998, FMG issued to an investor group 2,042,105 shares of Series B Redeemable Convertible Preferred Stock (“FMG Series B Preferred Stock”), with a par value of $0.01 at a purchase price of $4.75 per share for aggregate proceeds of $9,700,000. In connection with this transaction, FMG incurred approximately $225,000 of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series B Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. For the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, $30,266, $33,017 and $33,017 of expenses were accreted. The FMG Series B Preferred Stock accrued dividends at an annual rate of 8% of liquidation value, as defined, with an initial liquidation value of $4.75 per share. Concurrent with the FMG Series C Convertible Preferred Stock issuance, the conversion price of the FMG Series B Preferred Stock was adjusted to $7.83 per share and the existing 2,042,105 FMG Series B Preferred Stock shares were exchanged for 1,858,239 shares of FMG Series B Preferred Stock with a liquidation value of $5.22 per share, plus unpaid dividends. Upon liquidation or redemption, the Series B Preferred Stock shareholders are entitled to the liquidation value, plus accrued but unpaid dividends. Under certain liquidation circumstances, the cumulative unpaid dividend is increased to a rate of 12% of liquidation value.

The FMG Series B Preferred Stock shareholders were entitled to convert each share of FMG Series B Preferred Stock into that number of fully-paid and nonassessable shares of common stock determined by dividing the initial conversion price of $7.83 by the conversion price in effect at the time of conversion. The conversion rate was subject to adjustment for the effects of dilution. Additionally, the Company had the option to convert each share of Series B Preferred Stock into common stock upon the occurrence of an initial public offering with aggregate gross proceeds to the Company of at least $15,000,000 and at a price per share of at least three times the then conversion price. Upon such conversion, all accrued dividends will be canceled. The holders of Series B Preferred Stock, subject to the consent of both the Series C and Series D Preferred Stock shareholders, also have the right to require the Company to redeem 25% of the Series B Preferred Stock outstanding immediately prior to the fifth anniversary of the Series B Preferred Stock issuance and on the sixth, seventh and eighth anniversaries. The Series B Preferred Stock shareholders were entitled to certain special voting rights, registration rights and anti-dilutive provisions.

FMG Series B and A were subordinate to all other series of FMG preferred stock. If a liquidation amount remained after all other FMG preferred shareholders were 100% satisfied, Series B and A would have shared pari passu up to the amount of their respective liquidation preferences.

FMG Series A Redeemable Convertible Preferred Stock—On December 18, 1996, FMG issued to an investor group 900,000 shares of Series A Redeemable Convertible Preferred Stock (“FMG Series A Preferred Stock”) with a par value of $0.01 at a purchase price of $5.55 per share for aggregate proceeds of approximately $5,000,000. In connection with this transaction, FMG incurred approximately $189,000 of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series A Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. Conversion and dividend features are calculated for FMG Series A Preferred Stock in the same manner as the FMG Series B Preferred Stock with the exception of the following:

•	FMG Series A Preferred Stock initial conversion price was $8.33 per share; and

•	FMG Series A Preferred Stock liquidation value was adjusted from $5.55 per share to $5.69 per share in conjunction with the FMG Series B Preferred Stock issuance.

To redeem a FMG Series A Preferred Stock shareholder in 1998, the Company purchased 468,406 shares of FMG Series A Preferred Stock for $1,749,337. Voting rights, redemption rights, registration rights and anti-dilutive provisions were identical to Series B Preferred Stock shares.

FMG Common Stock -Immediately prior to the Merger there were 2,485,653 voting and non-voting common shares of FMG issued and outstanding. In July 2000, the Company entered into a five-year Strategic Alliance Agreement with an investor (“Investor”). Concurrently, the Investor purchased 653,239 shares of FMG Series D Preferred Stock of the 1,542,188 shares sold to an investor group as described above. Terms of the Strategic Alliance Agreement provided for the establishment of an internet pharmacy, maintained and endorsed by the Investor. The Company developed over-the-counter (“OTC”) pharmacy content, which was embedded into the website, and acted as the preferred OTC pharmacy fulfillment vendor for the Investor. In accordance with the Strategic Alliance Agreement, the Company issued 520,820 shares of its common stock at $27.56 per share to the Investor upon execution of the Strategic Alliance Agreement. The $14,354,777 was recorded as an intangible asset and was being amortized over a five-year period using the straight-line method. During 2001, the Company determined that the intangible asset was not realizable and wrote-off the remaining unamortized asset of $10,407,000. In addition, the Company placed in escrow 1,410,173 shares of its common stock, of which 1,088,460 of such shares were to be released from escrow to the Investor upon achievement of certain performance criteria. Prior to the Merger, 2,330 performance shares had been earned, but had not been issued. As a result of the Merger, all common shareholders, including the Investor performance shares, received no consideration for the liquidation of their shares.

10.	EMPLOYEE BENEFITS

The Company has three 401(k) defined contribution plans that cover eligible full-time employees, including the Familymeds 401(k) plan (the “Familymeds Plan”) and two DrugMax 401(k) Plans (the “DrugMax Plans”) that existed prior to the Merger for DrugMax employees. During fiscal 2004 and 2003, Familymeds, Inc. contributed 50% of an employee’s pre-tax contribution up to a maximum of 4% of an employee’s eligible compensation to the Familymeds Plan. During fiscal 2002, Familymeds, Inc. contributed 100% of an employee’s pre-tax contribution up to a maximum of 2% of the employee’s eligible compensation to the Familymeds Plan. During the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, the Company contributed approximately $271,000, $367,000, and $459,000, respectively, to the Familymeds Plan.

Company contributions to the primary DrugMax 401(k) Plans are discretionary. The Company made no contributions to the DrugMax 401(k) Plan for the period from November 12, 2004 to January 1, 2005.

11.	INCOME TAXES

The Company incurred net operating losses for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002. Accordingly, no provision for income taxes has been recorded.

The components of deferred income taxes at January 1, 2005 and December 27, 2003 are as follows:

	January 1, 2005		December 27, 2003
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Trade receivables	$1,504,358	$—	$669,962	$—
Inventory	1,446,565	—	407,779	—
Accrued expenses	687,986	—	623,774	—
Property and equipment	—	65,486	150,000	—
Intangible assets	230,556	—	6,997,903	—
Tax effect of net operating loss carryforwards	46,402,632	—	37,679,912	—
Other	230,463	313,090	—	—

Total	$50,502,560	$378,576	$46,529,330	$—

A valuation allowance has been established for the full amount of the net deferred tax asset as of January 1, 2005 and December 27, 2003 which, based upon available evidence, will likely not be realized.

Following is a reconciliation of the statutory income tax rate to the effective income tax rate for the fiscal years ended January 1, 2005 and December 27, 2003:

	Fiscal Year Ended
	January 1, 2005	December 27, 2003
Statutory rate	(34)%	(34)%
State income tax rate benefit, net of federal effect	(5)%	(5)%
Change in valuation allowance	39%	39%

Effective tax rate	—%	—%

At January 1, 2005, the Company had net operating loss carryforwards (“NOL’s”) for federal and state income tax purposes of approximately $119.0 million and $63.0 million, respectively, that are available, other than as described below, to offset future taxable income and expire from 2016 through 2024. As a result of changes in the Company’s ownership, usage of the Company’s NOL’s is limited. The Company is in the process of quantifying the amount of the limitation. As of January 1, 2005, approximately $117.8 million of the federal NOL carryforward is subject to a usage limitation of approximately $2.7 million per year. The amount of NOL’s that may not be available for usage due to NOL usage limitations is approximately $64 million.

12.	STOCK OPTIONS

As of January 1, 1998, FMG adopted its 1998 Non-Qualified Stock Option Plan. The plan was amended July 1, 1999, and the FMG’s 1999 Non-Qualified Stock Option Plan (“the FMG 1999 Non-Qualified Stock Option Plan”) was adopted. The majority of options issued under the FMG 1999 Non-Qualified Stock Option Plan vested evenly over a three-year period and expired after five years.

On April 25, 2000, FMG adopted its 2000 Stock Option Plan (“the FMG 2000 Plan”). Options were granted under the FMG 2000 Plan to employees, directors or consultants. Immediately prior to the Merger, FMG vested all outstanding stock options that had not terminated by their own terms prior to the Merger and issued one share of FMG non-voting common stock for each such outstanding FMG option on a one-for-one basis resulting in the issuance of 524,652 common shares. A compensation charge of $7,872 was recorded related to the exchange which represented to estimated fair value of the shares issued. Accordingly, at the time of the Merger, no options to purchase FMG common stock remained outstanding.

On August 13, 1999, DrugMax adopted its 1999 Incentive and Non-Statutory Stock Option Plan (‘the DrugMax 1999 Plan”). On June 5, 2002, the first amendment to the DrugMax 1999 Plan was adopted. In connection with the Merger, on November 12, 2004 the number of shares authorized under the DrugMax 1999 Plan was increased from two to six million shares. Prior to the Merger, options were granted under the DrugMax 1999 Plan to employees and directors of DrugMax. As a result of the Merger on November 12, 2004 all of such options immediately vested.

In connection with the Merger, DrugMax issued options to purchase 1,574,369 shares of DrugMax common stock at $0.57 per share to certain employees and directors of FMG that remained employees and directors of DrugMax after the Merger. The options vested immediately, and are exercisable on January 4, 2006. A compensation charge is being recorded over the period the options become exercisable. Accordingly, $528,831 of stock compensation expense was recorded during the year ended January 1, 2005 related to the options issued in connection with the Merger that had exercise prices less than their fair value.

For the fiscal years December 27, 2003 and December 28, 2002, approximately $177,000 and $193,000 of compensation expense related to options granted in prior years at exercise prices less than the then fair value was recorded. The fair value of common stock at the time of the option issuances prior to the Merger was determined by management and based on the most recent equity transaction.

Stock option activity for the FMG plans prior to the Merger, as restated to reflect the exchange ratio for the Merger with DrugMax, is as follows:

	Number of Shares	Weighted Average Exercise Price
FMG Shares under option at December 29, 2001	913,722	$8.82
Granted	268,600	1.50
Forfeited	(164,681)	10.94
Cancelled	(159,960)	14.63
Exercised	(2,000)	1.50

FMG Shares under option at December 28, 2002	855,681	5.63
Granted	3,333	1.50
Forfeited	(41,434)	0.63
Cancelled	(1,833)	1.50
Expired	(127,468)	1.50

FMG Shares under option at December 27, 2003	688,278	5.57
Forfeited	(163,626)	8.39
Exercised	(524,652)	4.69

FMG Shares exercisable and under option at November 12, 2004	—	0.00

Stock option activity for the DrugMax 1999 Plan subsequent to the Merger is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of the Merger date	2,226,412	$3.77
Granted to FMG employees in connection with the Merger	1,574,369	0.57
Forfeited	(32,100)	5.41
Exercised	(160,466)	1.84

Shares under option at January 1, 2005	3,608,215

Shares exercisable at January 1, 2005	2,033,846

		Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at January 1, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at January 1, 2005
$0.57-$2.00	2,104,993	8.9	$0.83	530,624
2.52-4.00	1,122,788	6.5	3.27	1,122,788
5.00-8.00	241,934	6.8	5.68	241,934
10.00-13.00	138,500	5.0	12.80	138,500

	3,608,215			2,033,846

The weighted average contractual life of options outstanding at January 1, 2005 was 7.8 years.

13.	RELATED PARTY TRANSACTIONS

The Arrow Employee Benefit Trust (the “Trust”) was created to purchase group medical insurance for FMG, franchisees and certain affiliates. The Board of Trustees of the Trust is composed of certain officers of the Company along with certain franchisees. The Company paid approximately $1,539,779, $3,164,000 and $2,966,000 in insurance premiums and administrative fees to the Trust for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively. Use of the Trust was terminated effective May 17, 2004.

During the period from November 12, 2004 to January 1, 2005, the Company purchased $53,000 of inventory from an entity related to one of the Company’s co-chairs of the Board of Directors. The Company believes the purchases approximated fair value.

In October 2001, prior to the Merger, the Company executed a commercial lease agreement (the “Lease”) with an entity controlled by certain directors and officers of the Company at the time. The Lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000. During the period from November 12, 2004 to January 1, 2005, the Company recorded rent expense of $28,183 related to the lease. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

In January 2004, prior to the Merger, the Company executed a second commercial lease agreement (the “Second Lease”) with an entity controlled by certain directors and officers of the Company at the time. The Second Lease is for an initial period of fifteen years with a base monthly lease payment of $17,000. During the period from November 12, 2004 to January 1, 2005, the Company recorded rent expense of $25,500 related to the Second Lease. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its headquarter office space under an operating lease expiring in 2007 with a renewal option through 2012. The Company also leases space for its specialty pharmacies, distribution centers, vehicles, furniture and fixtures and office equipment under various operating leases. Certain leases include renewal options. Rent expense on these operating leases was approximately $3,375,000, $3,328,000, and $3,167,000 for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, respectively.

Minimum lease payments under these leases are as follows, excluding renewal options:

Fiscal Years
2005	$3,786,450
2006	3,355,564
2007	2,351,634
2008	1,633,044
2009	1,164,883
Thereafter	4,709,440

Total	$17,001,015

Legal Matters- On February 7, 2002, Messrs. Miller and Fagala filed a complaint in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, alleging, among other things, that the Company had breached an Agreement and Plan of Reorganization by and among the Company, K. Sterling Miller, Jimmy L. Fagala and HCT Capital Corp. by failing to pay 38,809 shares of the Company’s common stock to the plaintiffs. On March 11, 2002, the Company filed its answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT). In December 2003, the Company entered into a Settlement Agreement and Release with HCT whereby the Company unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to the Company in consideration for the release. While it is known that the plaintiffs are seeking 38,809 shares of DrugMax stock and monetary damages for breach of contract and conversion, the Company cannot reasonably estimate any possible future loss or recovery as a result of this matter. Accordingly, the Company has made no provision in the accompanying consolidated financial statements for resolution of this matter.

On November 12, 2003, Phil & Kathy’s, Inc. d/b/a Alliance Distributors (“Alliance”) served a complaint against the Company seeking to recover the non-payment of open invoices approximating $2.0 million based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, the Company filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the sale of twenty allegedly counterfeit bottles of Lipitor by Alliance to the Company, which the Company later sold to QK Healthcare, Inc. (“QK”). Alleging that the Lipitor was counterfeit, QK later sued the Company for breach of contract, violations of the implied warranty of merchantability and fraud. Accordingly, the Company’s subsidiary, Valley, also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated a lawsuit against Valley by QK in New York. At March 31, 2005, the amount that the Company recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. Under an indemnification agreement with Alliance, pursuant to which Alliance is required to indemnify the Company for all losses, expenses and damages sustained by the Company as a result of product sold to the Company by Alliance, and the Company’s right to offset its losses, expenses and damages against any amounts due to Alliance, the Company reduced the payable to Alliance by the cost of the faulty Lipitor sold to the Company by Alliance plus the settlement and litigation expenses incurred by the Company directly as a result of the Lipitor, or an aggregate of $0.5 million. The Company has recorded the foregoing trade payable of $1.5 million as of January 1, 2005 and believes this estimate is reasonable based on the information it has at this time; however, the Company cannot reasonably estimate the total future possible loss that it will sustain as a result of the Alliance complaint or the possible recovery through its counterclaim or Valley’s consolidated action.

On May 14, 2003, prior to the Merger with FMG, Discount Rx, Inc., a Nevada corporation and one of the Company wholly-owned subsidiaries (“Discount”), acquired substantially all of Avery Pharmaceutical, Inc.’s (“Avery”) assets (“Avery Assets”) in exchange for assuming certain limited liabilities (the “Assumed Liabilities”) of Avery and issuing a promissory note to Mr. Al Sankary (“Sankary”) in the original principal amount of $318,000 (the “Sankary Note”). The Sankary Note and Avery specifically contemplated that Discount might have to pay certain unknown liabilities in connection with the acquisition in excess of the amount of Assumed Liabilities. Accordingly, the Sankary Note and the Avery Assets permit Discount to “set off” payments due under the Sankary Note against payments made in excess of the Assumed Liabilities. Discount believes the Avery obligations are well in excess of the Assumed Liabilities. On March 26, 2004, Sankary filed a lawsuit against Discount, in the 342nd Judicial District Court of Tarrant County, Texas (“Sankary Suit”). The complaint in the Sankary Suit alleges that Discount defaulted under the Sankary Note as a result of Discount’s failure to make payments when due to Sankary. Discount has paid to Sankary the minimum amount due under the Sankary Note (approximately $90,000). Discount believes that the Sankary Suit is very likely to be dismissed pursuant to agreement between the parties—the parties have exchanged settlement proposals and anticipate the Sankary Suit to be dismissed in the near future. The Company believes it has adequately reserved for this matter as of January 1, 2005 based on the estimated settlement.

On February 23, 2005, a former employee of the Company, James Hostetler, filed suit in the United States District Court for the Northern District of Illinois Eastern Division claiming the Company breached a compensation agreement. Specifically, Mr. Hostetler claims he is owed a commission of an unspecified amount as a result of the sale of securities consummated on December 2, 2004. For an aggregate purchase price of $17 million, the Company sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of series A convertible redeemable preferred stock. (see Note 9). The Company has not yet filed a response but intends to defend itself vigorously. Management does not believe Mr. Hostetler is entitled to any such commissions as he played no role in the sale of these securities. As a result of the early stage of this proceeding, the Company cannot currently estimate its outcome and has made no provision in the accompanying consolidated financial statements for the resolution of the matter.

From time to time, the Company may become involved in additional litigation arising in the ordinary course of our business. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
Dollars in thousands, except per share amounts	March 28, 2004	June 27, 2004	September 26, 2004	January 1, 2005 (1)
Fiscal 2004:
Net revenues	$56,219	$55,808	$53,449	$73,755
Gross margin	11,716	11,672	10,893	12,563
Operating loss (2)	(291)	(145)	(855)	(33,552)
Net loss	(884)	(865)	(1,803)	(36,292)
Net loss available to common shareholders	(2,188)	(2,389)	(2,858)	(43,205)

Net loss per share available to common shareholders, basic and diluted	$(1.70)	$(1.85)	$(2.22)	$(3.90)

Shares used in basic and diluted loss per share (3)	1,289	1,289	1,289	11,086

Dividends per common share	$—	$—	$—	$—

	Three Months Ended
	March 29, 2003	June 28, 2003	September 27, 2003	December 27, 2003
Fiscal 2003:
Net revenues	$54,444	$54,134	$53,972	$55,465
Gross margin	11,631	11,668	11,713	12,406
Operating loss	(1,789)	(1,469)	(1,719)	(821)
Net loss	(3,566)	(3,489)	(3,468)	(1,651)
Net loss available to common shareholders	(4,885)	(4,778)	(4,757)	(3,411)

Net loss per share available to common shareholders, basic and diluted	$(3.79)	$(3.71)	$(3.69)	$(2.65)

Shares used in basic and diluted loss per share (3)	1,289	1,289	1,289	1,289

Dividends per common share	$—	$—	$—	$—

(1)	Includes drug distribution operations from November 12, 2004 to January 1, 2005
(2)	Includes a goodwill impairment charge of $31.0 million for the drug distribution operations in the quarter ended January 1, 2005.
(3)	The weighted average shares used in the calculation of net loss per share have been retroactively restated to give effect to the Merger of DrugMax with FMG. The transaction was accounted for as a reverse Merger, with FMG deemed the accounting acquirer. Accordingly, for periods prior to the Merger, the shares outstanding represent the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis, had the Merger consideration not be distributed to the preferred shareholders based on liquidation values. For periods subsequent to the Merger, shares outstanding represent actual shares outstanding.

16.	SUBSEQUENT EVENTS

On March 22, 2005, the Company entered into the First Amendment to the Senior Credit Facility (the “March 2005 Amendment”). The March 2005 Amendment provided for an increase in the reduction of permanent availability from $5.5 million to $7.5 million and allowed the Company to convert the $23 million of accounts payable after consideration of a $6.0 million payment in March 2005 to AmerisourceBergen Drug Corporation (“ABDC”) into a subordinated convertible debenture in the original principal amount of $11,500,000 (the “Subordinated Debenture”) and a subordinated promissory note in the original principal amount of $11,500,000 (the “Subordinated Note”).

The Subordinated Note is due and payable in quarterly installments of $575,000 beginning on December 1, 2005 through September 1, 2010, on which date all outstanding amounts are due. The Subordinated Note bears interest at the prime rate plus 2.0% per annum, provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Interest accrued on the Subordinated Note is payable quarterly commencing June 1, 2005.

The Subordinated Debenture is due and payable in quarterly installments of $605,263 commencing on March 1, 2006 through August 15, 2010, on which date all outstanding amounts are due. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $605,263 divided by $3.4416 (the “Issue Price”) at the Company’s option. The Subordinated Debenture bears interest at 10%, if the quarterly interest payment is made in common stock or the prime rate plus 1% per annum, if the quarterly interest payment is made in cash, provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Quarterly interest payments are required to be paid in common stock. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof.

If common stock is used to pay the Subordinated Debenture, and the proceeds ABDC receives upon any sale of the Company’s common stock (or ABDC would have received upon a sale in the event no shares are sold by ABDC) are less than the principal and interest due, the Company is required to pay such difference to ABDC in cash on the date of maturity of the Subordinated Debenture. Through December 31, 2005, ABDC may not sell any shares of our common stock received that, in the aggregate, exceed 25% of the average trading volume of our stock for the preceding 10 trading days.

As a result of the Subordinated Debenture and Subordinated Note, $22,425,000 of accounts payable to ABDC have been classified as long term liability in the accompanying consolidated balance sheet as of January 1, 2005. The Subordinated Debenture and Subordinated Note are guaranteed by certain subsidiaries, including Valley Drug Company, Valley Drug Company South, and Familymeds, Inc.

Prior to the Merger between DrugMax and FMG, the specialty pharmacies relied primarily on ABDC for their prescription drugs, over-the-counter products and personal care items. Under the agreement with ABDC dated May 1, 2003, FMG’s specialty pharmacies were required to purchase a minimum of 90% of their pharmaceuticals from ABDC. This agreement was due to expire May 1, 2006. The Company’s drug distribution operations also maintained a relationship with ABDC. In September 2004, prior to the Merger with FMG, ABDC ceased supplying product on credit to the Company’s drug distribution operations. On October 22, 2004, ABDC filed a lien in Louisiana against Valley Drug Company South’s assets. In December 2004, the Company entered into a prime warehouse supplier agreement with D&K Healthcare Resources, Inc. (“D&K”). The D&K agreement contains certain volume requirements and has an initial term of two years, which renews automatically for successive one-year periods unless either party provides the other party a written non-renewal notice. Either party may terminate this agreement for material breach, and subsequent failure to cure, including failure to make payments when due.

On March 14, 2005, the Company entered into a new strategic relationship with ABDC, which includes a new supply agreement pursuant to which ABDC will supply the Company with certain branded and generic prescription products. The ABDC agreement has a term of five years and has no minimum purchase commitments. In connection with the supply agreement, the Subordinated Note and the Subordinated Debenture, ABDC released its lien against the assets of Valley Drug Company South.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously stated, for accounting purposes, our Merger with FMG was accounted for as a reverse acquisition, with FMG as the acquirer. As a result, the historical financial statements of FMG became our historical financial statements.

For the two years prior to the Merger, FMG, the accounting acquirer in the Merger, retained Deloitte & Touche LLP as its independent accountants, and DrugMax retained BDO Seidman, LLP as its independent accountants. On November 12, 2004, the newly appointed audit committee of DrugMax approved the retention of Deloitte & Touche LLP and the dismissal of BDO, as the independent accountants of the merged company.

During the two most recent fiscal years and any subsequent interim period prior to engaging D&T, FMG did not consult with D&T regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on DrugMax’s financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of BDO on DrugMax’s financial statements for the fiscal years ended March 31, 2004 and 2003 did not contain a disclaimer of opinion or an opinion that was adverse or was qualified or modified for uncertainty, audit scope, or accounting principle. Furthermore, during those fiscal years and through the subsequent period ending on November 12, 2004, there were no disagreements with BDO on matters of accounting principle or practice, financial statement disclosure, or audit scope or procedure which, if not resolved to BDO’s satisfaction, would have caused BDO to refer to the subject matter of the disagreements in their report. In addition, during those fiscal years, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as follows:

As reported in DrugMax’s annual report on Form 10-K for the year ended March 31, 2004, in connection with the completion of its audit of, and the issuance of an unqualified report on, DrugMax’s consolidated financial statements for the fiscal year ended March 31, 2004, BDO communicated to DrugMax’s Audit Committee that the following matters involving DrugMax’s pre-Merger internal controls and operation were considered to be “reportable conditions,” as defined under standards established by the American Institute of Certified Public Accountants, or AICPA:

•	Processes relating to account analysis and reconciliations, including lack of timely management review, which contributed to fourth quarter adjustments relating to inventories, accounts receivable and accounts payable; and

•	DrugMax’s recognition of accruals in connection with litigation.

Reportable conditions are matters coming to the attention of the independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO advised us that they considered these matters to be “material weaknesses” that, by themselves or in combination, resulted in a more than remote likelihood that a material misstatement in DrugMax’s financial statements will not be prevented or detected by its employees in the normal course of performing their assigned functions.

On November 18, 2004, we authorized BDO to respond fully to the inquiries of D&T concerning the foregoing matter and requested that BDO provide us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us in response to this item and, if not, stating the respects in which it does not agree. BDO’s letter was filed on December 8, 2004.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer/Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of January 1, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our new Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and have determined they are ineffective as a result of the foregoing. Our Chief Executive Officer and Chief Financial Officer determined that certain material weaknesses existed with regard to the drug distribution operations. The material weaknesses identified and our corresponding action plans are as follows:

•	As a result of a systems conversion at the drug distribution operations on December 10, 2004 and in connection with the preparation of the Company’s consolidated financial statements for the year ended January 1, 2005 certain internal control deficiencies related to the drug distribution operations became evident to management that, in the aggregate, represent material weaknesses. These include inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews; inadequate preparation and insufficient review and analysis of certain financial statement account reconciliations primarily relating to trade payable balances; and absence of documented support for, and review of certain manual accounting entries and adjustments. Since January 1, 2005, we have hired a new controller to oversee our drug distribution operations in New Castle, Pennsylvania and an assistant controller for our St. Rose, Louisiana drug distribution operations. We engaged an outside consultant with expertise in the newly installed accounting software to train and assist in the finalization of the conversion process and to provide ongoing support. Additionally, we have supplemented our current accounting resources at the drug distribution operations with an outside consultant to assist in all aspects of the financial closing process until the aforementioned weaknesses, have been adequately addressed.

We continue to improve and refine our internal controls and we are committed to remediating the material weaknesses in internal controls over financial reporting as expeditiously as possible.

Deloitte & Touche LLP advised us that they considered these matters to be “material weaknesses” that, by themselves or in combination, resulted in a more than remote likelihood that a material misstatement in DrugMax’s financial statements will not be prevented or detected by its employees in the normal course of performing their assigned functions.

Other than the improvements discussed above, there were no significant changes in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting as of the date of this report.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Directors and Executive Officers” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before May 1, 2005.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Compensation of Executive Officers and Directors” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before May 1, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Security Ownership of Management and Others” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before May 1, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before May 1, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information under the heading “Principal Account Fees and Services” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before May 1, 2005.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements and Report of Deloitte & Touche LLP

The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.	Financial Statement Schedule.

Schedule II- Valuation and Qualifying Accounts for the fiscal years ending January 1, 2005, December 27, 2003 and December 28, 2002 – Page 88.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED JANUARY 1, 2005, DECEMBER 27, 2003 AND

DECEMBER 28, 2002

	Balance, beginning of year	Charged to cost and expenses	Balance from Merger	Deductions	Balance at end of year
Allowance for doubtful accounts:

Fiscal year ended January 1, 2005	1,717,852	$341,995	$2,182,942	$(346,270)	$3,896,519
Fiscal year ended December 27, 2003	3,100,641	615,465	—	(1,998,255)	1,717,851
Fiscal year ended December 28, 2002	5,235,144	4,105,776	—	(6,240,279)	3,100,641

Inventory Reserve:

Fiscal year ended January 1, 2005	$1,045,588	$659,352	$285,900	$(1,088,255)	$902,585
Fiscal year ended December 27, 2003	1,374,240	531,835	—	(860,487)	1,045,588
Fiscal year ended December 28, 2002	800,416	1,706,245	—	(1,132,421)	1,374,240

Valuation allowance for Deferred Tax Asset:

Fiscal year ended January 1, 2005	$46,529,330	$3,594,654	$—	$—	$50,123,984
Fiscal year ended December 27, 2003	41,645,492	$4,883,838	—	—	46,529,330
Fiscal year ended December 28, 2002	35,876,122	$5,769,370	—	—	41,645,492

3. Exhibits

2.1	Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc. dated March 19, 2004, as amended. (5)

2.2	First Amendment to Agreement and plan of Merger between DrugMax, Inc. and Family Meds Group, Inc., dated July 1, 2004. *

2.3	Second Amendment to Agreement and plan of Merger between DrugMax, Inc. and Family Meds Group, Inc., dated October 11, 2004. (7)

3.1	Amended and Restated Articles of Incorporation of DrugMax, Inc. filed November 12, 2005. (8)

3.2	Amended and Restated Bylaws, dated February 24, 2005. *

3.3	Certificate of Designation, creating Series A Preferred Stock (9)

4.1	Specimen of Stock Certificate. (1)

10.1	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja dated April 1, 2003 (3)

10.2	Employment Agreement by and between DrugMax, Inc. and William L. LaGamba dated April 1, 2003. (3)

10.3	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (1)

10.4	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (2)

10.5	Second Amended and Restated Credit Agreement dated December 9, 2004 among DrugMax, Inc., Familymeds, Inc., Valley Drug Company, Valley Drug Company South and General Electric Capital Corporation. (10)

10.6	First Amendment to Second Amended and Restated Credit Agreement dated March 21, 2005.*

10.7	DrugMax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (4)

10.8	Commercial Lease between Becan Development LLC and Valley Drug Company, dated January 1, 2004. (6)

10.9	Commercial Lease between River Road Real Estate, LLC and DrugMax, Inc. dated October 18, 2001.(6)

10.10	Prime Warehouse Supplier Agreement among Familymeds, Inc. and D&K Healthcare Resources, Inc. dated December 28, 2004 (11).

10.11	Subordinated Convertible Debenture in the original principal amount of $11,500,000 dated March 21, 2005 (11).

10.12	Subordinated Promissory Note in the original principal amount of $11,500,000 dated March 21, 2005 (11).

10.13	Registration Rights Agreement among DrugMax, Inc. and AmerisourceBergen Drug Corporation dated March 21, 2005 (11).

10.14	Security Agreement among DrugMax, Inc., Valley Drug Company, Valley Drug Company South, Familymeds, Inc. and AmerisourceBergen Drug Corporation dated March 21, 2005 (11)

21.0	Subsidiaries of DrugMax, Inc.*

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated by reference to DrugMax’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.
(2)	Incorporated by reference to DrugMax’s Form 10-KSB, filed July 1, 2002.
(3)	Incorporated by reference to DrugMax’s Form 10-K/A, filed July 29, 2003.
(4)	Incorporated by reference to DrugMax’s Definitive Proxy Statement filed September 8, 2003.
(5)	Incorporated by reference to DrugMax’s Form 10-K, filed July 14, 2004.
(6)	Incorporated by reference to DrugMax’s Form 10-K/A, filed October 1, 2004.
(7)	Incorporated by reference to DrugMax’s Definitive Proxy Statement filed October 12, 2004.
(8)	Incorporated by reference to DrugMax’s Form 8-K, filed November 18, 2004. Incorporated by reference to DrugMax’s Form 10-K, filed July 14, 2004. Incorporated by reference to DrugMax’s Form 8-K, filed November 18, 2004.
(9)	Incorporated by reference to DrugMax’s Form 8-K, filed December 8, 2004.

(10)	Incorporated by reference to DrugMax’s Form 8-K, filed December 15, 2004.
(11)	Incorporated by reference to DrugMax’s Form 8-K, filed March 25, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.

Dated: April 15, 2005	By	/s/ Edgardo Mercadante
Edgardo Mercadante, Chief Executive Officer and Co-Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures		Title	Date
By:	/s/ Edgardo Mercadante Edgardo Mercadante	Co-Chairman of the Board, Chief Executive Officer and Director	April 15, 2005

By:	/s/ William L. LaGamba William L. LaGamba	President, Chief Operating Officer	April 15, 2005

By:	/s/ Dale Ribaudo Dale Ribaudo	Chief Financial Officer, Principal Accounting Officer	April 15, 2005

By:	/s/ Jugal K. Taneja Dr. Jugal K. Taneja	Co-Chairman of the Board and Director	April 15, 2005

By:	/s/ Laura Witt Laura Witt	Director	April 15, 2005

By:	/s/ Philip Gerbino Philip Gerbino	Director	April 15, 2005

By:	/s/ Peter Grua Peter Grua	Director	April 15, 2005

By:	/s/ Rakesh Sharma Rakesh Sharma	Director	April 15, 2005

By:	/s/ James Searson James Searson	Director	April 15, 2005

By:	/s/ Mark Majeske Mark Majeske	Director	April 15, 2005