Form 10-K/A
period 2005-01-01
DRUGMAX INC
filed 2005-05-02
CIK 921878

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

Common stock, Par value $.001 per share

(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Act).    Yes  ☐    No  ☒

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

The number of shares outstanding of common stock as of March 31, 2005 was 19,708,974

EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended January 1, 2005 filed by DrugMax, Inc. (the “Company” or “DrugMax”) on April 19, 2005. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. All other portions of the Company’s original Form 10-K filing remain in effect.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is the business experience and other biographical information regarding the Company’s executive officers and directors as of April 18, 2005:

Name	Age	Position
Edgardo Mercadante (3)	49	Co-Chairman of the Board and Chief Executive Officer
Jugal K. Taneja	60	Co-Chairman of the Board
Dale Ribaudo	47	Chief Financial Officer
William L. LaGamba	46	President and Chief Operating Officer
James Beaumariage	45	Senior Vice President Operations, Familymeds, Inc.
Philip Gerbino(2)(4)	57	Director
Peter Grua(1)(3)(4)	50	Director
James Searson(2)	52	Director
Rakesh Sharma(1)	47	Director
Mark Majeske(1)	47	Director
Laura Witt(2)(3)(4)	36	Director

(1)	Member of Compensation Committee.
(2)	Member of Audit Committee.
(3)	Member of Executive Committee.
(4)	Member of Nominating and Governance Committee.

Pursuant to the Company’s bylaws, each director serves for a term of one (1) year or until his successor is duly qualified. Officers are appointed annually by the Board of Directors (subject to the terms of any employment agreement), at the annual meeting of the Board, to hold such office until an officer’s successor is duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of the Company’s directors and executive officers. There are no arrangements or understandings between directors and any other person concerning service as a director.

Information regarding Directors, Nominees and Executive Officers:

Edgardo A. Mercadante has served as our Chief Executive Officer and Co-Chairman of the Board since the merger with Familymeds Group, Inc. (“FMG”) on November 12, 2004. He served as FMG’s Chairman of the Board, Chief Executive Officer and President since 1997. Mr. Mercadante has over twenty-five years of experience in the prescription health care and managed care industries including significant experience in retail pharmacy. Mr. Mercadante was President of Arrow Corporation between the years of 1987 to 1996. He was President and Chief Executive Officer of APP, a pharmacy benefit management company, which he co-founded in 1991. Mr. Mercadante is active in many national and state professional pharmacy organizations. Mr. Mercadante is a licensed pharmacist and holds a B.S. in

Pharmacy from Philadelphia College of Pharmacy and Science. Mr. Mercadante served as Division Manager from 1980 to 1986 with Rite Aid Corporation. Mr. Mercadante holds directorships with General Nutrition Centers, MediBank, and ProHealth. He holds a Trusteeship with the University of Sciences in Philadelphia.

Jugal K. Taneja has served as the Company’s Co-Chairman of the Board since November 12, 2004. Previously, since April 1996, other than from March 2000 to October 2000, when Mr. LaGamba served as our Chief Executive Officer, Mr. Taneja served as our Chief Executive Officer. In addition to his service to DrugMax, Mr. Taneja operates several other companies. He is presently the Chairman of the Board of Dynamic Health Products, Inc. (“Dynamic”), a position he has held since Dynamic’s inception in 1991. From November 1991 to June 1998 he served as Chief Executive Officer of Dynamic. Dynamic, a publicly traded company, is a distributor of proprietary and nonproprietary dietary supplements, over-the-counter drugs, and health and beauty care products. Mr. Taneja has served as the Chairman of the Board of Innovative Companies, Inc., a publicly traded company that manufactures and distributes nutritional and health products since June 1998. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

William L. LaGamba has served as our President and Chief Operating Officer since October 2000. From March 2000 to October 2000, he served as the Company’s Chief Executive Officer. From November 1999 to October 2000, he also served as the Company’s Secretary and Treasurer. From June 1998 until joining the Company in November 1999, Mr. LaGamba served as Chief Executive Officer of Dynamic. He was also a founder and the President of Becan Distributors, Inc. (“Becan”) from its inception in January 1997 until it was acquired by the Company in November 1999. For 14 years prior to January 1997, Mr. LaGamba served in various capacities for McKesson Drug Company, a large distributor of pharmaceuticals, health and beauty care products and services, and FoxMeyer Drug Company.

James S. Beaumariage joined Familymeds, Inc. in March 1996 and has served in a number of executive positions, currently as its Senior Vice President of Store Operations. Prior to joining Familymeds, Mr. Beaumariage served as Manager of Third-Party Administration for CVS, from June 1994 until January 1996, and as Manager of Pharmacy Development from February 1993 until June 1994. Mr. Beaumariage held the position of Regional Pharmacy Supervisor of CVS/People’s Drug from May 1988 until February 1993. Mr. Beaumariage is a licensed pharmacist. Mr. Beaumariage has served as a member of the Connecticut Department of Social Services Pharmacy Advisory Panel. Mr. Beaumariage holds a B.S. in Pharmacy from Duquesne University and has completed the J. L. Kellogg Graduate School of Management Executive Program at Northwestern University.

Philip P. Gerbino has served on our Board of Directors since November 12, 2004. Previously, he served as a director of FMG since December 1996. Dr. Gerbino has been President of the University of the Sciences in Philadelphia and the Philadelphia College of Pharmacy since January 1995. Dr. Gerbino is also a past president of the American Pharmaceutical Association and is a well established consultant in the pharmaceutical and health care industry. Dr. Gerbino serves on the board of NeighborCare, Inc. He earned his PharmD. in 1970 from the Philadelphia College of Pharmacy and Science.

Peter J. Grua has served on our Board of Directors since November 12, 2004. Previously, he served as a director of FMG. He also is a Managing Partner of HLM Venture Partners, where he has been employed since 1992. He has over 20 years of experience as an investor focused on the health care industry. From 1986 to 1992, he was a managing director and Senior Analyst at Alex Brown and Sons, where he led the firm’s health care services and managed care research efforts. Mr. Grua is also a director of Health Care REIT, Renal Care Group, and two other private companies. Mr. Grua holds an AB degree from Bowdoin College and an MBA from Columbia University.

James Searson has served on our Board of Directors since February 24, 2005. A Certified Public Accountant, Mr. Searson worked at Ernst & Young from 1975 through 2004, most recently as an audit partner who managed the firm’s office in Hartford, CT. He also served in Ernst & Young’s offices in Chicago, IL; Zurich, Switzerland; Hamburg, Germany; and Munich, Germany. During his tenure at Ernst & Young, Mr. Searson provided audit, accounting, financial due diligence and reporting counsel and services to multinational manufacturing, distribution and service companies. Mr. Searson has a BSBA degree in Accounting from John Carroll University, and also has completed the International Executive Management and Executive Management programs at Northwestern University. He is a member of the American Institute of Certified Public Accountants (AICPA).

Rakesh K. Sharma—Dr. Sharma has served on our Board of Directors since November 12, 2004. He is an Interventional Cardiologist and is a member of the medical staff of several hospitals in the Tampa Bay area, where he has practiced for over ten years. Since August, 1999, he has been a partner and director of The Heart and Vascular Institute of Florida, LLC. Dr. Sharma also is Chief-of-Staff Elect of Largo Medical Hospital, he serves on the board of trustees for Largo Medical Center and is the Director of Emergency Cardiac Services at Largo Medical Center. Since March, 1999, Dr. Sharma has served on the board of directors of Dynamic Health Products, Inc., a publicly traded company. He also is a director of Eonnet Media, Inc. Currently, Dr. Sharma also serves as chairman of the Credentialing Committee at Largo Medical Hospital and is a member of the American Association of Cardiologist of Indian Origin and the International Society of Intravascular Ultrasound.

Mark Majeske—Mr. Majeske has served on our Board of Directors since November 12, 2004. From July 1996 to June 2000, Mr. Majeske served as Group President of McKesson HBOC/Pharmaceutical Group. Prior to becoming Group President, Majeske served as Executive Vice President Customer Operations and Regional Executive Vice President for McKesson. Since leaving McKesson in 2000, he has been a private investor and advisor to startup companies and most recently served as Chief Executive Officer of Day Runner, Inc., which was sold to MeadWestvaco Corporation in late 2003.

Laura L. Witt—Ms. Witt has served on the Board of Directors since November 12, 2004. Previously, she served as a director of FMG. She is a General Partner of ABS Capital Partners, a private equity firm which she joined in 1997. Prior to joining ABS Capital Partners, Ms. Witt was a consultant with Monitor Company and with Oliver, Wyman & Company, strategy consulting firms. Ms. Witt received a Bachelor of Arts from Princeton University and an M.B.A. from the Wharton School of the University of Pennsylvania. She currently serves as a director of Cyveillance, Inc. and of NSI Software, Inc.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, responsive to Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. A copy of our code of ethics is posted and publicly available on our internet website at www.drugmax.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If there are any amendments to or waivers, of the code of ethics, we intend to promptly disclose the nature of any such amendment or waiver on our website.

Audit Committee Information

DrugMax has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Currently, DrugMax’s Audit Committee consists of Messrs. Searson and Gerbino and Ms. Witt. Each of the members of the Audit Committee is independent pursuant to Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. DrugMax has determined that it has at least one audit committee financial expert serving on its audit committee, as that term is defined by Item 401 of Regulation S-K. Currently, Mr. Searson serves as the audit committee’s financial expert. The Audit Committee operates under a written charter adopted by the Board of Directors, a copy of which has previously been filed with the SEC.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms furnished to it or written representations from the reporting persons that no reports were required, the Company believes that, during its fiscal year ended January 1, 2005, all of its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except as noted below:

Mark Majeske, Rakesh Sharma and James Searson were late in filing their initial Forms 3, which forms were required to be filed within 2 days of being elected as directors of the Company. The required Forms 3 has since been filed.

Item 11. EXECUTIVE COMPENSATION

Compensation to Outside Directors

Upon election to the Board of Directors, each Outside Director, receives an award of restricted stock in the amount of $50,000. Such shares vest 1/3 upon the date of grant and 1/3 on the first and second anniversary thereafter. Further, on each year following his or her election to the Board, each Outside Director shall receive an award of restricted stock in the amount of $25,000. The foregoing shares are granted under the Company’s 2003 Restricted Stock Plan. In addition, each Outside Director shall be issued an option to purchase 10,000 shares of common stock annually each year following his or her election to the Board of Directors. Each Outside Director who serves as a member of a committee shall be issued an option to purchase 5,000 shares of the Company’s common stock annually. The chairperson of each committee, other than the Audit Committee, shall be issued an option to purchase an additional 5,000 shares of common stock annually. The chairperson of the Audit Committee and the Chairmen of the Board shall receive an option to purchase 10,000 shares of the Company’s common stock annually. The foregoing options are granted under the Company’s 1999 Stock Option Plan.

All of the Company’s Outside Directors receive $2,000 for each meeting of the Board of Directors that they attend, $5,000 per quarter and reimbursement of their reasonable out-of-pocket expenses incurred in connection with such meetings. In addition, each Outside Director who serves on a committee receives $1,000 for each meeting attended.

Compensation to Executive Officers

The following summary compensation table sets forth the cash and non-cash compensation paid during the past three fiscal years to (a) those individuals serving as the Company’s Chief Executive Officer during the fiscal year ended January 1, 2005 and (b) the four most highly compensative executive officers of the Company, receiving compensation of at least $100,000, during the fiscal year ended January 1, 2005 (the “Named Executive Officers”):

		Annual Compensation		Long Term Compensation
Name and Principal Position	Fiscal Year Ended(2)	Salary	Bonus	Restricted Stock Awards (3)	Securities Underlying Options (#)	All Other Compensation (4)
Edgardo Mercadante, Co-Chairman of the Board and Chief Executive Officer (1)	2004 2003 2002	$340,157 329,500 293,077	$30,000 30,000 50,000	$966,348 — —	— — —	$14,823 14,341 14,821
Jugal K. Taneja, Co-Chairman of the Board	2004 2003 2002	207,692 197,439 144,500	40,000 18,500 18,500	— — —	— 42,500 42,500	24,100 23,850 22,000
Dale Ribaudo, Chief Financial Officer (1)	2004 2003 2002	228,167 221,019 179,539	50,000 38,874 50,000	462,500 — —	— — —	4,795 7,752 9,610
William L. LaGamba, President and Chief Operating Officer	2004 2003 2002	181,731 174,469 163,500	30,000 5,500 5,500	— — —	— 30,000 30,000	24,100 22,100 22,600
James Beaumariage, Senior Vice President, Familymeds, Inc. (1)	2004 2003 2002	188,395 182,492 151,731	20,000 20,000 30,000	185,000 — —	— — —	5,050 6,338 5,231

(1)	On November 12, 2004, FMG merged with and into the Company, and in connection therewith Messrs. Mercadante, Ribaudo and Beaumariage became officers of the Company. Prior to the merger, such officers served FMG in the same capacities that they currently serve the Company. The annual, long term and other compensation shown in this table includes the amount such officers received from FMG prior to the merger.
(2)	On November 12, 2004, our board of directors converted our fiscal year end from March 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31.
(3)	Represents the value of vested restricted stock paid to the named executive officers based upon the closing prices of the Company’s common stock on the grant date of the shares. The restricted stock was granted under the Company’s 2003 Restricted Stock Plan in connection with the merger between the Company and FMG on November 12, 2004 and will vest on or before June 15, 2005. Based on the closing price of the Company’s stock ($3.28) on January 1, 2005, the aggregate number and value of all restricted stock held by the named executive officers as of that date were as follows: Mr. Mercadante, 261,175 shares, $856,654; Mr. Ribaudo, 125,000 shares, $410,000; Mr. Beaumariage, 50,000 shares, $164,000. For the restricted stock grants, the holder is not entitled to receive dividends during the vesting period.
(4)	All Other Compensation for 2004 consists of Company-matched 401(k) plan contributions (Mr. Mercadante $4,100, Mr. Ribaudo $4,100 and Mr. Beaumariage $4,100), life insurance premiums in 2004 (Mr. Mercadante $10,723, Mr. Ribaudo $695 and Mr. Beaumariage $950) and director compensation (Mr. Taneja, $24,100 and Mr. LaGamba, $24,100).

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information as to options granted to each of the Named Executive Officers of the Company during fiscal year ended January 1, 2005. All such options were granted under the 1999 Stock Option Plan.

Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($ per Share)	Market Price per Share on Date of Grant	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
						5%	10%	0%
Edgardo Mercadante	1,221,672	73%	$0.57	$3.60	11/22/2014	$6,467,557	$10,710,976	$3,701,666
Jugal K. Taneja	—	—	—	—	—
Dale Ribaudo	140,281	8%	0.57	3.60	11/22/2014	742,651	1,229,910	425,051
William L. LaGamba	—	—	—	—	—
James Beaumariage	143,314	9%	0.57	3.60	11/22/2014	758,707	1,256,502	434,241

(1)	The options were granted on November 12, 2004 in connection with the merger with FMG and became fully vested on the date of grant. All options may be exercised after January 4, 2006 and terminate on the tenth anniversary of the date of grant.
(2)	Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the due date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company’s estimate of future price growth.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

The following table provides information as to options exercised by each of the Named Executive Officers of the Company during the fiscal year ended January 1, 2005. The table sets forth the value of options held by such officers at year-end measured in terms of the closing price of the Company’s Common Stock on January 1, 2005.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Edgardo Mercadante	—	$—	—	1,221,672	$—	$3,310,731
Jugal K. Taneja	—	—	217,500	—	85,850	—
Dale Ribaudo	—	—	—	140,281	—	380,162
William L. LaGamba	—	—	160,000	—	—	—
James Beaumariage	—	—	—	143,314	—	388,381

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of January 1, 2005. Information is included for both equity compensation plans approved by the Company’s shareholders and equity compensation plans not approved by the shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plan approved by securities holders (2)	3,969,940	$1.91	5,235,738

Equity compensation plan not approved by security holders (3)	294,322	$3.28	—

Total	4,264,262	2.16	5,235,738

1.	Equity compensation plans approved by shareholders include the 1999 Stock Option Plan and the 2003 Restricted Stock Plan. All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares to be issued upon the exercise of options granted under the 1999 Stock Option Plan.

2.	The number of securities available for future issuance in column (c) were: 2,391,785 shares under the 1999 Stock Option Plan and 2,843,953 shares under the 2003 Restricted Stock Plan.

3.	Reflects options to purchase shares of the Company’s common stock issued to a non-management employee. This was a one time grant of options.

Employment Agreements and Other Arrangements

Edgardo Mercadante— On November 12, 2004, FMG merged with and into the Company, and in connection therewith Mr. Mercadante became the Co-Chairman of the Board and Chief Executive Officer of the Company. The Company is currently negotiating a new employment agreement with Mr. Mercadante to replace Mr. Mercadante’s employment agreement with Familymeds, Inc. Mr. Mercadante entered into his employment agreement with Familymeds, Inc. in June 1998, as amended on June 30, 2000 and August 1, 2002. The amended agreement provides for a two-year term, and a minimum annual base salary, plus bonuses and stock options as determined by the Board of Directors. Mr. Mercadante’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains non-compete and confidentiality provisions that prohibit him from disclosing certain information belonging to the Company. DrugMax expects to negotiate a new employment agreement with Mr. Mercadante as required by, and in accordance with, the merger agreement between FMG and the Company.

Jugal K. Taneja— Mr. Taneja is DrugMax’s Co-Chairman of the Board. In April 2003, DrugMax entered into a new employment agreement with Mr. Taneja for an initial three-year term, and an initial annual base salary of $200,000, plus bonuses and stock options as determined by the Board of Directors in its sole discretion. Mr. Taneja’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality provisions that prohibit him from disclosing certain information belonging to DrugMax. If the employment agreement is terminated other than for good reason or cause, Mr. Taneja is entitled to receive his base salary through the date of termination and for one year thereafter. DrugMax expects to negotiate a new employment agreement with Mr. Taneja as required by, and in accordance with, the merger agreement between FMG and the Company.

Dale Ribaudo— On November 12, 2004, FMG merged with and into the Company, and in connection therewith Mr. Ribaudo became the Chief Financial Officer of the Company. The Company is currently negotiating a new employment agreement with Mr. Ribaudo to replace his employment agreement with Familymeds, Inc. Mr. Ribaudo entered into his employment agreement with Familymeds, Inc. in November 2000, as amended on August 8, 2002 and August 13, 2004. The amended agreement provides for a two-year term, and a minimum annual base salary of $232,399, plus bonuses and stock options as determined by the Board of Directors. Mr. Ribaudo’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality provisions that prohibit him from disclosing certain information belonging to the Company. DrugMax expects to negotiate a new employment agreement with Mr. Ribaudo as required by, and in accordance with, the merger agreement between FMG and the Company.

William L. LaGamba— Mr. LaGamba is DrugMax’s President and Chief Operating Officer. In April 2003, DrugMax entered into a new employment agreement with Mr. LaGamba for an initial three-year term and an initial annual base salary of $175,000, plus bonuses and stock options as determined by the Board of Directors in its sole discretion. Mr. LaGamba’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality provisions that prohibit him from disclosing certain information belonging to DrugMax. If the employment agreement is terminated other than for good reason or cause, Mr. LaGamba is entitled to receive his base salary through the date of termination and for one year thereafter. DrugMax expects to negotiate a new employment agreement with Mr. LaGamba as required by, and in accordance with, the merger agreement between FMG and the Company.

James Beaumariage—Mr. Beaumariage is the Senior Vice President of Operations for Familymeds, Inc. In May 1998, Familymeds, Inc. entered into an employment agreement with Mr. Beaumariage which was amended on August 8, 2002 and August 13, 2004. The amended agreement provides for a two-year term, and a minimum annual base salary of $191,889, plus bonuses and stock options as determined by the Board of Directors. Mr. Beaumariage’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains non-compete and confidentiality provisions that prohibit him from disclosing certain information belonging to the Company.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative five-year total stockholder returns for DrugMax’s Common Stock, with the cumulative return of the Nasdaq Stock Market—U.S. Index and an industry peer group. The industry peer group of companies selected by DrugMax is made up of DrugMax’s publicly-held competitors in the specialty pharmacy and drug distribution industry: Accredo Health, Inc., BioScrip, Inc., Curative Health Services, Inc. and Priority Healthcare Corp. The graph assumes the investment of $100 on December 31, 2000. The comparisons reflected in the table and graph, however, are not intended to forecast the future performance of the Common Stock and may not be indicative of such future performance. Further, the comparability of DrugMax against the peer group should be considered in light of DrugMax’s recent merger. On November 12, 2004, FMG, a private specialty pharmacy Company, merged with and into the DrugMax, a public full-line wholesale distributor of pharmaceuticals and related products. For accounting purposes, FMG was deemed to be the acquirer. The industry peer group against which DrugMax is compared below includes companies that maintain pharmacy operations. However, prior to the merger on November 12, 2004, DrugMax did not have pharmacy operations.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

AMONG THE COMPANY, THE NASDAQ STOCK MARKET (U.S.) INDEX

AND A PEER GROUP

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

To the knowledge of the Company, the following table sets forth, as of March 31, 2005, information as to the beneficial ownership of the Company’s voting securities by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company’s voting securities, (ii) each person serving the Company as a director on such date, (iii) each person serving the Company as an executive officer on such date who qualifies as a Named Executive Officer, as defined in Item 403(a)(3) of Regulation S-K under the Securities Exchange Act of 1934, and (iv) all of the directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common Stock	ABS Capital Partners III, LP, 400 EAST PRATT ST STE 910 , BALTIMORE MD 21202 (3)	6,166,583	26.1%
Common Stock	UNITED HEALTHCARE SERVICES INC., 9900 BREN ROAD E, MINNETONKA MN 55343 (4)	3,256,730	13.8%
Common Stock	Laura Witt (5)	6,179,583	26.1%
Common Stock	Peter Grua (6)	1,569,325	6.6%
Common Stock	Jugal K. Taneja (7)	1,720,207	7.3%
Common Stock	William J. LaGamba (8)	678,432	2.9%
Common Stock	Ed Mercadante (9)	261,175	1.1%
Common Stock	Dale Ribaudo (10)	125,000	*
Common Stock	James Beaumariage (11)	50,000	*
Common Stock	Phil Gerbino	18,000	*
Common Stock	James Searson	—	*
Common Stock	Mark Majeske	—	*
Common Stock	Rakesh Sharma	—	*
Common Stock	All Directors and Executive Officers as a group	10,479,260	44.3%
Series A Preferred Stock	Midsummer Investment, Ltd., 485 Madison Avenue, 23rd Floor, New York, NY 10022	6,000	35.3%
Series A Preferred Stock	Islandia L.P., 485 Madison Avenue, 23rd Floor, New York, NY 10022	4,000	23.5%
Series A Preferred Stock	Casing & Co. c/o Wasatch Advisors, 150 Social Hall Avenue, 4th Floor, Salt Lake City, Utah 84111	3,200	18.8%
Series A Preferred Stock	Bristol Capital Advisors, LLC, 10990 Wilshire Blvd, Suite 1410, Los Angeles, California 90024	880	5.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 312 Farmington Avenue, Farmington, CT, 06032-1968.
(2)	Based on 23,670,853 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Pursuant to the rules of the Securities Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the Company’s knowledge, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Unless otherwise indicated, the business address of each of the beneficial owners named above is: c/o DrugMax, Inc., 312 Farmington Avenue, Farmington, CT 06032
(3)	Includes 1,544,930 shares issuable upon the exercise of warrants to acquire common stock that are currently exercisable.
(4)	Includes 815,917 shares issuable upon the exercise of warrants to acquire common stock that are currently exercisable.
(5)	Includes 4,621,653 common shares and 1,544,930 warrants held by ABS Capital Partners III, LP. Ms. Witt is a general partner of ABS Capital Partners III, LP. She disclaims beneficial ownership of all such securities held by ABS Capital Partners III, L.P., except to the extent of her proportionate pecuniary interests therein.
(6)	Includes the following shares and warrants beneficially owned by: HLM/CB Fund L.P., 241,802 common shares and 80,830 warrants; HLM/UH Fund L.P., 331,796 common shares and 110,913 warrants; and Validus L.P., 602,560 common shares and 201,424 warrants. Excludes 5,252 options issued to Peter Grua, as these options are not exercisable within 60 days. Ms. Grua is a general partner of all such limited partnerships. He disclaims beneficial ownership of all such securities held by all of such limited partnerships, except to the extent of her proportionate pecuniary interests therein.
(7)	Includes the following shares and warrants beneficially owned: 21st Century Healthcare Fund LLC, 300,000; Carnegie Capital, 422,555; Dynamic Health Products, 122,462; First Delhi Trust, 48,378; Manju Taneja, his spouse, 469,510 and exercisable stock options, 217,500. Mr. Taneja disclaims beneficial ownership of all such securities held by his wife.
(8)	Includes the following shares and warrants beneficially owned: Dynamic Health Products, 122,462; Michelle LaGamba, his spouse 122,868; 78,987 by his minor children and 160,000 exercisable stock options. Mr. LaGamba disclaims beneficial ownership of all such securities held by his wife.
(9)	Excludes 1,221,672 stock options, as these options are not exercisable within 60 days.
(10)	Excludes 140,281 stock options, as these options are not exercisable within 60 days.
(11)	Excludes 143,314 stock options, as these options are not exercisable within 60 days.

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

River Road Real Estate – In October 2001, prior to the Merger, the Company executed a commercial lease agreement with River Road Real Estate, LLC, an entity controlled by certain directors and officers of the Company at the time, to house the operations of Valley Drug Company South, the Company’s subsidiary in St. Rose, Louisiana. The lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000. During the period from November 12, 2004 to January 1, 2005, the Company recorded rent expense of $28,183 related to the lease. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

Becan Development LLC – In January 2004, prior to the Merger, the Company executed a second commercial lease agreement (the “Second Lease”) with Becan Development, LLC, an entity controlled by certain directors and officers of the Company at the time. The Second Lease is for an initial period of fifteen years with a base monthly lease payment of $17,000. During the period from November 12, 2004 to January 1, 2005, the Company recorded rent expense of $25,500 related to the Second Lease. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

On November 12, 2004, FMG merged with and into the DrugMax. For accounting purposes, however, FMG was deemed to be the acquirer and therefore its financial results are included in the Form 10-K for the period ended January 1, 2005. In connection with the merger, the merged company retained FMG’s auditor (i.e., Deloitte & Touche LLP) and changed its fiscal year end to reflect FMG’s year end. The following tables set forth the aggregate fees billed by Deloitte & Touche LLP for the services indicated for the years ended January 1, 2005 and December 28, 2003. It does not include fees billed by BDO Seidman, LLP, DrugMax’s auditor prior to the merger.

	2004	2003
Audit	$365,087	$194,798
Audit Related	551,066	—

Total	$916,153	$194,798

Audit Fees. Audit fees were for professional services rendered for the audits of DrugMax’s consolidated financial statements and benefit plan audit for the years ended January 1, 2005 and December 28, 2003. Audit fees do not include fees related to services provided in connection with the FMG merger.

Audit Related Fees. Audit related fees for the year ended January 1, 2005 consist of fees for services provided in connection with the FMG merger and limited reviews of its unaudited condensed consolidated interim financial statements, issuance of consents and assistance with review of documents filed with the SEC.

DrugMax’s audit committee pre-approves all non-audit services provided to DrugMax by its independent accountants. According to its revised audit committee charter, a copy of which was previously filed with the SEC, this pre-approval authority may be delegated to a single member of the audit committee and then reviewed by the entire audit committee at the committee’s next meeting. Approvals of non-audit services will be publicly disclosed in DrugMax’s periodic reports filed with the SEC. For the fiscal year 2004, all non-audit services were pre-approved by the audit committee. The audit committee determined the rendering of the “audit related” work, listed above, by Deloitte & Touche LLP is compatible with maintaining the auditor’s independence.

PART IV

Item 15. EXHIBITS

10.1	Employment Agreement, as amended by and between Familymeds, Inc. and Edgardo Mercadante, effective as of June 8, 1998.*

10.2	Employment Agreement, as amended by and between Familymeds, Inc. and Dale Ribaudo, effective as of November 2000. *

10.3	Employment Agreement, as amended by and between Familymeds, Inc. and James Beaumariage effective as May 29, 1998. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.

Dated: April 29, 2005	By	/s/ Edgardo Mercadante
Edgardo Mercadante, Chief Executive Officer and Co-Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

By: /s/ Edgardo Mercadante Edgardo Mercadante	Co-Chairman of the Board, Chief Executive Officer and Director	April 29, 2005

By: /s/ William L. LaGamba William L. LaGamba	President, Chief Operating Officer	April 29, 2005

By: /s/ Dale Ribaudo Dale Ribaudo	Chief Financial Officer, Principal Accounting Officer	April 29, 2005

By: /s/ Jugal K. Taneja Jugal K. Taneja	Co-Chairman of the Board and Director	April 29, 2005

By: /s/ Laura Witt Laura Witt	Director	April 29, 2005

By: /s/ Philip Gerbino Philip Gerbino	Director	April 29, 2005

By: /s/ Peter Grua Peter Grua	Director	April 29, 2005

By: /s/ Rakesh Sharma Rakesh Sharma	Director	April 29, 2005

By: /s/ James Searson James Searson	Director	April 29, 2005

By: /s/ Mark Majeske Mark Majeske	Director	April 29, 2005