Form 10-Q
period 2005-04-02
DRUGMAX INC
filed 2005-05-16
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

Commission File Number 1-15445

DRUGMAX, INC.

(Exact name of registrant as specified in its charter)

NEVADA	06-1283776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 Farmington Avenue, Farmington, CT 06032

(Address of principal executive offices)

(860) 676-1222

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

As of May 10, 2005 there were 19,816,078 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 2, 2005

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 2, 2005	January 1, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,969,868	$2,331,552
Trade receivables, net of allowance for doubtful accounts of approximately $3,958,000 and $3,897,000 in 2005 and 2004, respectively	22,239,765	20,570,053
Inventories	45,715,714	34,525,247
Prepaid expenses and other current assets	1,818,030	1,965,515

Total current assets	71,743,377	59,392,367

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization of approximately $12,431,000 and $11,707,000 in 2005 and 2004, respectively	5,262,362	5,250,684

GOODWILL	19,858,507	19,813,080

OTHER INTANGIBLE ASSETS—Net of accumulated amortization of approximately $16,140,000 and $15,350,000 in 2005 and 2004, respectively	10,049,384	10,570,061

OTHER NONCURRENT ASSETS	738,258	571,874

TOTAL	$107,651,888	$95,598,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$47,981,366	$32,870,787
Promissory notes payable	1,937,546	2,284,212
Current portion of obligations under capital leases	19,088	30,092
Accounts payable	23,827,898	26,132,491
Accrued expenses	7,424,901	5,949,342
Notes Payable, Current portion	575,000

Total current liabilities	81,765,799	67,266,924

LONG-TERM ACCOUNTS PAYABLE	—	22,425,000

SUBORDINATED NOTES PAYABLE	22,425,000	—

OTHER LONG-TERM LIABILITIES	166,881	50,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 45,000,000 shares authorized for 2005 and 2004; 19,816,078 and 19,483,674 shares issued and outstanding for 2005 and 2004, respectively	19,816	19,484
Additional paid in capital	176,287,095	175,499,012
DrugMax Series A Convertible Preferred Stock, $1,000 par value, 17,000 shares issued and outstanding for 2005 and 2004; 5,000,000 authorized in 2005 and 2004 (involuntary liquidation value $17,000,000 for 2005 and 2004)	14,364,455	14,026,902
Accumulated deficit	(183,468,603)	(177,841,211)
Unearned compensation	(3,908,555)	(5,848,899)

Total stockholders’ equity	3,294,208	5,855,288

TOTAL	$107,651,888	$95,598,066

See notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	April 2, 2005	March 27, 2004
NET REVENUES	$87,238,523	$56,218,703

COST OF SALES	74,914,908	44,502,224

Gross margin	12,323,615	11,716,479

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,499,602	11,495,809

DEPRECIATION AND AMORTIZATION EXPENSE	1,252,079	1,285,025

GAIN ON DISPOSAL OF FIXED ASSETS AND INTANGIBLE ASSETS	—	(774,124)

OPERATING LOSS	(4,428,066)	(290,231)

OTHER INCOME (EXPENSE):
Interest expense	(773,501)	(770,008)
Interest income	10,139	12,543
Other income	195,784	163,971

Total other expense, net	(567,578)	(593,494)

NET LOSS	(4,995,644)	(883,725)

FMG Redeemable Preferred Stock Dividends	—	(1,303,908)
DrugMax Preferred Stock Dividends	(631,748)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,627,392)	$(2,187,633)

BASIC AND DILUTED LOSS PER SHARE:
Net loss available to common stockholders	$(0.29)	$(1.70)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted Shares	19,652,576	1,288,909

See notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 2, 2005	March 27, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,995,644)	$(883,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,252,079	1,285,025
Stock compensation expense	1,940,344	—
Noncash interest expense	52,580	70,000
Amortization of deferred financing costs	79,993	80,099
Provision for doubtful accounts	12,454	23,179
Gain on disposal of fixed assets and intangible assets	—	(774,124)
Effect of changes in operating assets and liabilities:
Trade receivables	(1,682,166)	677,720
Inventories	(11,190,467)	399,371
Prepaid expenses and other current assets	147,485	91,647
Accounts payable	(1,729,593)	555,135
Accrued expenses	1,422,977	(775,982)
Other	(50,357)	125,432

Net cash (used in) provided by operating activities	(14,740,315)	873,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(823,073)	(23,067)
Disposals of property and equipment	—	109,441
Proceeds from sale of prescription files, net	—	752,100

Net cash (used in) provided by investing activities	(823,073)	838,474

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) on revolving credit facility, net	15,110,579	(1,932,454)
Repayment of promissory notes payable	(346,666)	—
Repayment of obligations under capital leases	(11,004)	(15,047)
Proceeds from exercise of stock options	448,795	—

Net cash provided by (used in) financing activities	15,201,704	(1,947,501)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(361,684)	(235,250)

CASH AND CASH EQUIVALENTS—Beginning of fiscal year	2,331,552	1,307,094

CASH AND CASH EQUIVALENTS—End of period	$1,969,868	$1,071,844

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$640,928	$619,909

Noncash transactions—
Payment of DrugMax Series A convertible preferred stock dividends in common stock	$294,194	$—

Converstion of accounts payable to subordinated notes payable	$23,000,000	$—

See notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended April 2, 2005 and March 27, 2004

NOTE A-BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of DrugMax, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended January 1, 2005.

The Company’s fiscal year begins on January 2, 2005 and ends on December 31, 2005. The Company’s first fiscal quarter ends on the Saturday closest to March 31. The first fiscal quarter of 2005 and 2004 each include 13 weeks.

NOTE B- MERGER, BUSINESS AND GOING CONCERN

Merger—On March 19, 2004, Familymeds Group, Inc. (“FMG”) entered into an Agreement and Plan of Merger which was amended on July 1, 2004 and also on October 11, 2004 (as amended, the “Merger Agreement”) with DrugMax, Inc. (“DrugMax”). Under the terms of the Merger Agreement, on November 12, 2004, FMG merged into DrugMax, and DrugMax became the surviving corporation in the Merger (the “Merger”).The Merger was treated as a purchase of DrugMax by FMG for accounting purposes. Accordingly, for periods prior to the Merger, the information herein is historical information of FMG.

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

In connection with the Merger, the Company terminated certain DrugMax employees. Total severance obligations reflected as an accrued liability as of the Merger date to these employees were approximately $966,000, of which $89,000 of which had been paid as of April 2, 2005. Additionally, an accrued lease liability of $85,000 was recorded related to an office location that will no longer be used.

In the Merger, the shareholders of FMG (along with certain FMG warrant holders and note holders) received an aggregate of 10,470,507 shares of the Company’s common stock along with warrants to purchase an additional 3,500,090 shares of the Company’s common stock. The exercise price of the warrants is $2.61 per share. In addition, in connection with the Merger, the Company issued an aggregate of 656,047 shares of restricted common stock, along with options to purchase an additional 1,574,369 shares of common stock, to certain employees and directors of FMG. The exercise price of the stock options is $0.57 per share. The noncash compensation charge recorded during the first three months ended April 2, 2005 relating to the restricted stock and stock options was $1,940,344 which was based on the provisions of the restricted stock and stock option agreements. During the three months ended April 2, 2005, it was determined that an additional 38,200 warrants will be issued to former FMG shareholders. The additional warrants were valued at $45,426 which was reflected as an adjustment to goodwill.

Business—As of April 2, 2005, the Company owned or franchised pharmacy locations in 13 states. As of April 2, 2005 and March 27, 2004 there were 77 and 76 owned locations, respectively, and eight and seven franchised pharmacy locations. The Company is not actively seeking to franchise additional locations.

Going Concern- The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in violation of certain financial and other covenants on its Senior Credit Facility and the lender can demand repayment of the $48.0 million outstanding and could foreclose upon all or substantially all of the Company’s assets and the assets of its subsidiaries. Additionally, the Company has a history of operating losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that, with the purchasing synergies from the Merger and the effect of the reduction in costs associated with the elimination of certain redundant positions as a result of the Merger, the Company will continue as a going concern. Additionally, the Company expects to receive an amendment to the Senior Credit Facility during the second quarter of 2005 to waive existing covenant violations and amend covenant requirements going forward. However, there is no assurance that the lender will waive the violations and the lender could demand repayment of the $48.0 million outstanding as of April 2, 2005 and could foreclose upon all or substantially all of the Company’s assets.

NOTE C – LOSS PER SHARE

For periods prior to the Merger, the weighted average shares outstanding have been computed based on the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis (i.e., if the preferred shares were converted to common shares prior to the Merger) and had the Merger consideration not been distributed to the preferred shareholders based on liquidation values. Based on the exchange ratio, the FMG common shareholders would have received 1,288,909 shares of common stock. Accordingly, all per share information herein previously presented has been restated from the amounts previously reported by FMG. For the periods subsequent to the Merger, the total outstanding shares represent actual weighted average shares outstanding. As of the three months ended April 2, 2005 and March 27, 2004, 3,083,901 and 672,393 options to purchase common stock have not been considered in the calculations of loss per share as their effect would have been anti-dilutive.

NOTE D – STOCK BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and its related interpretations in accounting for employee stock compensation and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to account for options issued to nonemployees. Forfeitures are accounted for in the period the options are actually forfeited. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss would have increased to the pro forma amounts indicated below:

	Three Months Ended
	April 2, 2005	March 27, 2004
Net loss available to common shareholders, as reported	$(5,627,392)	$(2,187,633)
Effect of stock-based employee compensation expense determined under fair method valuation for all awards	588,082	(6,894)

Pro forma net loss available to common shareholders	$(5,039,310)	$(2,194,527)

Basic and diluted net loss per share:
Net loss available to common shareholders, as reported	$(0.29)	$(1.70)
Pro forma net loss available to common shareholders	$(0.26)	$(1.70)
Shares used in basic and diluted net loss per share	19,652,576	1,288,909

No stock options were granted during the three months ended March 27, 2004. The fair value of each option grant during the three months ended April 2, 2005 was determined using the Black Scholes pricing model with the following assumptions:

Three Months Ended April 2, 2005
Risk-free interest rate	3.42%
Expected life	3 years
Volatility	35%
Dividend yield	—%
Weighted average fair value of each option granted	$3.15

NOTE E – NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE F –GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill and other intangible assets is as follows:

	April 2, 2005		January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets	$26,189,703	$(16,140,319)	$25,919,769	$(15,349,708)
Goodwill	19,858,507	—	19,813,080	—

The weighted average amortization period for intangible assets is approximately 7.3 years. Amortization expense related to other intangible assets was approximately $730,000 and $704,000 for the three months ended April 2, 2005 and March 27, 2004.

Estimated future amortization expense for the succeeding five years is as follows:

Fiscal year ending	Amount
2005	$3,018,207
2006	1,998,439
2007	960,600
2008	647,058
2009	555,450

NOTE G —DEBT

Debt at April 2, 2005 and January 1, 2005 consisted of the following:

	April 2, 2005	January 1, 2005
Revolving credit facility	$47,981,366	$32,870,787
Promissory notes payable	1,937,546	2,284,212
Subordinated notes payable(1)	23,000,000	—

Total	$72,918,912	$35,154,999

(1)	Represents $23.0 million of accounts payable converted to subordinated notes payable during the three months ended April 2, 2005.

On December 9, 2004, the Company entered into the Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with GECC, which increased the facility from $31 million to $65 million. The $65 million of maximum availability was reduced by $5.5 million of permanent availability, until the March 2005 Amendment discussed below, which increased the permanent availability reduction to $7.5 million. The Senior Credit Facility matures on December 9, 2007. The Senior Credit Facility includes a prepayment penalty of $1,300,000 if paid in full before December 9, 2005, $975,000 if paid in full after December 9, 2005 but before December 9, 2006 and $650,000 if paid after December 9, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. As of April 2, 2005, $48.0 million was outstanding under the Senior Credit Facility and $1.0 million was available for additional borrowings, based on eligible receivables and inventory.

Interest on the revolving credit facility is calculated at either the index rate (as defined) plus an applicable index margin (as defined) or, at the option of the Company, at an adjusted monthly LIBOR index rate plus an applicable LIBOR margin (as defined). The applicable index margin as of April 2, 2005 and March 27, 2004 was 2.75% and 3.25%, respectively. The interest rates, including applicable margin, that were used to calculate accrued interest were 6.0% and 5.35% as of April 2, 2005, and March 27, 2004, respectively. Interest is payable monthly. The Senior Credit Facility prohibits the payment of dividends in cash.

The Senior Credit Facility requires monthly compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, maximum fixed charge coverage ratio, minimum net worth, minimum inventory turnover, maximum trade receivable days sales outstanding, maximum accounts payable days outstanding and maximum ratio of non-pharmaceutical inventory to total inventory. The Company violated certain of these covenants as of January 1, 2005 and each subsequent month thereafter through April 30, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such dates was in default on this obligation. As of May 16, 2005, the Company had not yet received an amendment waiving covenant violations. The Company expects to receive an amendment during the second quarter of 2005. However, there is no assurance that the lender will waive the violation and the lender could demand repayment of the $48.0 million outstanding as of April 2, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

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

The Subordinated Note is due and payable in quarterly installments of $575,000 beginning on December 1, 2005 through September 1, 2010, on which date all outstanding amounts are due. The Subordinated Note bears interest at the prime rate plus 2.0% per annum (7.5% as of April 2, 2005), provided that in no event will the interest rate in effect be less than 5.0% per annum or greater than 10.0% per annum. Interest accrued on the Subordinated Note is payable quarterly commencing June 1, 2005.

The Subordinated Debenture is due and payable in quarterly installments of $605,263 commencing on March 1, 2006 through August 15, 2010, on which date all outstanding amounts are due. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $605,263 divided by $3.4416 (the “Issue Price”), at the Company’s option. The Subordinated Debenture bears interest at 10.0%, if the quarterly interest payment is made in common stock or the prime rate plus 1% per annum (6.5% as of April 2, 2005), if the quarterly interest payment is made in cash, provided that in no event will the interest rate in effect be less than 5.0% per annum or greater than 10.0% per annum. Quarterly interest payments are required to be paid in common stock through February 28, 2006. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof.

If common stock is used to make principal or interest payments on the Subordinated Debenture, and the proceeds ABDC receives upon any sale of the Company’s common stock (or the proceeds ABDC would have received upon a sale in the event no shares are sold by ABDC) are less than the principal and interest due, the Company is required to pay such difference to ABDC in cash on the date of maturity of the Subordinated Debenture. Through December 31, 2005, ABDC may not sell any shares of the Company’s common stock received that, in the aggregate, exceed 25% of the average trading volume of our stock for the preceding 10 trading days.

In connection with the Subordinated Debenture, DrugMax entered into a registration rights agreement dated March 21, 2004 with ABDC pursuant to which the Company agreed to file a registration statement with the SEC to register the resale of all common stock issuable to ABDC in connection with the Subordinated Debenture no later than May 30, 2005. The Subordinated Debenture and Subordinated Note are guaranteed by DrugMax and certain of DrugMax subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, and Familymeds Holdings, Inc. (the “Debtors”) pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. The Debtors also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which each of the Debtors agreed that upon the occurrence of certain defaults, including the failure to timely file a registration statement registering the resale of all common stock issuable to ABDC in connection with the Subordinated Debenture or the SEC’s failure to deem the registration statement effective on or before 90 days following the date of the registration rights agreement (or in the case of a review by the SEC, 120 days thereafter), and the passage of applicable cure periods each Debtor would be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of its assets to secure the Subordinated Debenture and the Subordinated Note. However, pursuant to a subordination agreement dated March 21, 2005, the Subordinated Debenture, the Subordinated Note, the Guarantees and the Security Agreement are subordinated to the Senior Credit Facility.

NOTE H- DRUGMAX SERIES A CONVERTIBLE PREFERRED STOCK

On December 2, 2004, for an aggregate purchase price of $17 million, the Company sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of series A convertible redeemable preferred stock. These shares are convertible into an aggregate of 4,594,591 shares of the Company’s common stock, based upon an initial conversion price of $3.70 per share. In addition, the investors received warrants to purchase an aggregate of 1,378,374 shares of DrugMax common stock. The exercise price of the warrants is $4.25 per share. The warrants are exercisable into common stock and expire on the fifth anniversary of the closing. Midsummer Investment, Ltd. acted as the lead investor in the private placement. First Albany Capital served as the lead placement agent for the transaction and the Maxim Group, LLC served as co-agent.

The Company filed a registration on Form S-3 to register the resale of the shares of common stock issuable upon the conversion of the series A preferred stock and the exercise of the warrants and are required to maintain the registration effective until all of such shares have been sold or may be sold without volume restrictions pursuant to rule 144. The Form S-3 was declared effective by the SEC on January 19, 2005. The Company’s agreement with the preferred stockholders contains a provision to the effect that, the registration statement ceases for any reason to remain continuously effective or the holders are not permitted to utilize the prospectus therein to resell such registrable securities for 10 consecutive calendar days but no more than an aggregate of 15 calendar days during any 12-month period (the “Event Date”), then in addition to any other rights the holders may have, the Company shall pay to each holder an amount in cash equal to 2% of the aggregate purchase price paid by such holder as partial liquidated damages. Such damages shall be payable on the Event Date and on each monthly anniversary of the Event Date until such time as the registration statement becomes effective or until the holders are permitted to utilize the prospectus to resell securities. Effective April 20, 2005, the Company suspended sales under the previously filed registration statement to resell such securities. The Company is attempting to remove the suspension or to file a new registration statement on Form S-1 for the benefit of these investors. Until such time as either the suspension is removed or the Company’s registration statement on Form S-1 is declared effective, damages will be accrued.

The series A convertible redeemable preferred stock contains an increasing-rate dividend as follows: 7% per annum until the fourth anniversary; 9% per annum from the fourth until the fifth anniversary; 11% per annum from the fifth until the sixth anniversary and 14% per annum thereafter. In accordance with SEC Staff Accounting Bulletin Topic 5, Miscellaneous Accounting, Section Q, the Company has recorded a discount of $4,166,000 that will be amortized over years one through six (the pre-perpetual dividend period), so that the effective rate of the dividend is consistent for the life of the preferred stock.

NOTE I- SEGMENT INFORMATION

The Company operated as one business segment for all periods presented. This segment includes two reporting units: specialty pharmacy operations and drug distribution operations.

NOTE J- INCOME TAXES

The Company incurred net losses for the three months ended April 2, 2005, and March 27, 2004. No income tax benefit has been recorded in either period due to uncertainty of realization.

NOTE K- CONTINGENCIES

As of May 16, 2005, there had been no significant change in the status of the legal matters described in the Company’s fiscal 2004 Form 10-K.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements presented elsewhere in this Form 10-Q.

Overview

DrugMax, Inc. (“DrugMax,” the “Company,” or “we” and other similar pronouns) is a specialty pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc. (“FMG”). We work closely with doctors, patients, managed care providers, medical centers and employers to improve patient outcomes while delivering low cost and effective healthcare solutions. We are focused on building an integrated specialty drug distribution platform through our drug distribution operations and our specialty pharmacy operations. As of April 2, 2005, we operated two drug distribution facilities, under the Valley Drug Company and Valley Drug South names, and 77 specialty pharmacies in 13 states under the Arrow Pharmacy & Nutrition Center and Familymeds Pharmacy brand names. Our platform is designed to provide services for the treatment of acute and complex health diseases including chronic medical conditions such as cancer, diabetes and pain management. We often serve defined population groups on an exclusive, closed-panel basis to maintain costs and improve patient outcomes. We offer a comprehensive selection of brand name and generic pharmaceuticals, non-prescription healthcare-related products, and diagnostic supplies to our patients, independent pharmacies, physicians, clinics, long-term care and assisted living centers.

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

We originated the concept of locating specialty clinic pharmacy operations near or in medical facilities. The strategy is driven by the location concept whereby situating a clinical or specialty type pharmacy near the point of acute or chronic care provides us with a “first capture” opportunity to service patients when they visit their physicians. This also enables us to collaborate with the physician in the therapeutic regimen and may provide opportunities for lower cost generic or alternative pharmaceutical therapy. We have recently placed significant emphasis on the higher cost injectable and orally administered specialty pharmaceuticals. Our focus for the future is increasing pharmacy revenues through these “Specialty Pharmaceuticals.” As such, we believe that our pharmacies are most appropriately called “specialty pharmacies.”

Specialty Pharmacy Operations

As of April 2, 2005, we operated 77 corporate pharmacies and franchised 8 pharmacies in 13 states, respectively. 44 of our pharmacies are located at or near the point of care between physicians and patients, oftentimes inside or near medical office buildings or on a medical campus. The majority of our revenues come from the sale of prescription pharmaceuticals, which represented approximately 94% of our net revenues for the three months ended April 2, 2005. Our corporate pharmacies provide services to over 400,000 acute and chronically ill patients each year, many with complex specialty and medical product needs.

Although we do not offer franchises for sale at this time, in the case of renewing franchisees, we are subject to the disclosure requirements of the Federal Trade Commission and may be subject to pre-sale disclosure requirements and registration requirements of various state laws regulating the offer and sale of franchises. In addition, with respect to our existing franchisees, we also are subject to certain state laws regulating the franchisor-franchisee relationship. Failure to comply with these regulations could result in substantial financial penalties. As of April 2, 2005, we held franchise agreements for eight stores and are not materially dependent on these agreements. We believe the number of our franchised pharmacy locations will decrease over the next few years.

Drug Distribution Operations

Prior to the Merger in November 2004 between DrugMax and FMG, (the “Merger”),the distribution operations sold branded and generic pharmaceuticals, over-the-counter products, health and beauty aids, nutritional supplements and other related products through distribution centers located in Pittsburgh and New Castle, Pennsylvania and in St. Rose, Louisiana. In July 2004, the Pittsburgh facility was closed and its customers were transitioned to the Louisiana facility. Pharmaceuticals were distributed primarily to independent pharmacies and a limited number of small regional chain retail pharmacy operators. Historically, dock to dock services were also offered. These services included receiving pharmaceuticals on behalf of distributor directly from pharmaceutical companies then re-shipping to the distributor. While the dock to dock business component of the distribution operation has been a significant source of revenues historically, it had been a low margin business. Therefore, in 2004 prior to the Merger, the Company discontinued this service. The strategy, started prior to the Merger, was to focus efforts on growing generic pharmaceutical revenues which have higher margins. Additionally, from time-to-time, the strategy included seeking to acquire additional complementary product lines that enhanced our ability to provide higher-margin pharmaceuticals.

Since the Merger, our strategy has been to integrate our specialty pharmacy operations and our drug distribution operations, reducing our cost of goods on generic pharmaceuticals and increasing our generic and higher margin specialty pharmaceutical sales to existing customers. Our distribution facility in St. Rose, Louisiana now supports our specialty pharmacies and more than $150 million annually of our pharmaceutical needs for our specialty pharmacies are being directly sourced through the St. Rose facility.

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

During the three months ended April 2, 2005, the Company ceased purchasing branded pharmaceuticals from AmerisourceBergen Drug Corporation for its primary supply of pharmaceuticals to the Familymeds’ pharmacies. During this period, the Company commenced purchasing these products from D&K, which in turn supplies these branded pharmaceuticals to our St. Rose, Louisiana facility for subsequent distribution to our specialty pharmacies.

The new drug distribution strategy is to focus on distributing higher gross margin specialty pharmaceutical and generic drugs across our existing FMG physician relationships through direct marketing. In addition, the revised strategy emphasizes acquiring new customers - physicians, pharmacies and more specialty healthcare providers - through implementing an inside telephonic sales and marketing method. Historically, DrugMax had limited experience using these sales and marketing strategies; therefore, management cannot determine its potential success in acquiring and deriving revenue and profits until the new strategy is fully operational and a new Customer Relationship Management System (CRM) is deployed later in the second half of 2005.

Comparison of Operating Results for the Periods ended April 2, 2005 and March 27, 2004.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher than the gross margin for Rx products. The Rx portion of the specialty pharmacy business is dependent upon a number of third party customers that pay a portion or all of the Rx cost on behalf of the customers, “Third Party Customers”.

Prescriptions generated by Third Party Customers represented approximately 94% of specialty pharmacy’s Rx sales in the quarter ended April 2, 2005 and 95% for the quarter ended March 27, 2004. Revenues from our drug distribution operations were $30.8 million for the quarter ended April 2, 2005.

Net Revenues

Net revenue performance is detailed below:

	For the Three Months Ended
	April 2, 2005	Change %	March 27, 2004
SPECIALTY PHARMACY OPERATIONS:
Net revenues (in millions)	$56.5	0.5%	$56.2
Rx % of store net revenues (2)	94.0%		93.4%
Third party % of Rx net revenues	94.0%		94.7%
Number of Corporate Stores	77		76
Average same store net revenue per store	$0.7		$0.7
DRUG DISTRIBUTION OPERATIONS (3)	$30.8		—

(1)	Computed using consolidated revenues for specialty pharmacy stores open a full year or longer.
(2)	Store net revenues are net of contractual allowances.
(3)	Excludes intercompany revenues of $3.9 million for the three months ended April 2, 2005.

Three Months Ended April 2, 2005 versus March 27, 2004
Net revenues increases (decreases) are as follows (in millions):
Specialty Pharmacy Operations:
Net effect of store openings/closings(1)	$0.5
Prescription sales(2)	0.3
Non-Rx sales (3)	(0.6)
Drug Distribution Operations (4)	30.8

Net increase	$31.0

(1)	The net effect of store openings/closings represents the difference in revenues by eliminating stores that were not open during the full periods compared.
(2)	Represents the net impact of price increases for brand name prescription products offset by an increase in lower priced generic prescription products.

(3)	The three months ended March 27, 2004 included an additional $0.6 million of net revenues from specialty diabetic sales. These sales were not recurring past May 2004.
(4)	Drug distribution operations revenue was $30.8 million (excluding intercompany revenues of $3.9 million) in the quarter ended April 2, 2005 versus none in the quarter ended March 27, 2004, which was prior to the Merger.

Gross Margin

Gross margin was $12.3 million or 14.1% for the three months ended April 2, 2005 compared to $11.7 million or 20.8% for the three months ended March 27, 2004. The decrease in the gross margin percentage is primarily the result of the inclusion of the lower gross margin drug distribution operations during the three months ended April 2, 2005, which negatively impacted the gross margin percentage by approximately 690 basis points. Gross margins associated with our specialty pharmacy operations were $11.9 million or 21.0% for the three months ended April 2, 2005 versus $11.7 million and 20.8% for the three months ended for the March 27, 2004. Gross margin improvements are expected from purchasing synergies that will positively impact the specialty pharmacy operations and will partially offset the decline in gross margin percentage on an overall basis. Information that helps explain our gross margin trend is detailed below:

Three Months Ended April 2, 2005 versus three months ended March 27, 2004
Gross margin increases (decreases) are as follows (in millions):
Specialty Pharmacy Operations:
Net effect of store openings/closings(1)	$0.1
Prescription gross margin(2)	0.2
Non-Rx gross margin	(0.1)
Drug Distribution Operations (3)	0.4

Net increase	$0.6

(1)	The net effect of store openings/closings represents the difference in gross margin by eliminating stores that were not open during the full periods compared.
(2)	Rx gross margin for the specialty pharmacy operations benefited from an increase in generic drug sales during the three months ended April 2, 2005, which normally yield higher gross margin dollars and percentages than brand name Rx sales.
(3)	Represents gross margin for drug distribution operations for the three months ended April 2, 2005 since no gross margin was recorded for the drug distribution operations in the three months ended March 27, 2004 which was prior to the Merger. Factors which negatively impacted the drug distribution operation gross margins for the three months ended April 2, 2005 included lower than expected rebates and chargebacks, declines in pharmaceutical price increases, competitive selling price pressure as well as the realization of purchasing synergies for only a portion of the three months ended April 2, 2005.

Total Operating Expenses

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense and the gain or loss on disposal of fixed assets and intangible assets. Intangible assets include the amounts allocated to prescription files for prescriptions acquired in previous purchase business combinations of the specialty pharmacy operations. A prescription file refers to the actual prescription maintained by a pharmacy for each prescription filled. Each prescription file has monetary value to a pharmacy because when pharmacies and/or prescription files are sold, the customers are more likely to leave their accounts with the purchaser than to transfer their business to a third-party pharmacy, as such the prescription base is thought of as a repeatable source of revenue. Accordingly, when pharmacies are sold, the number of prescription files is taken into consideration when determining the purchase price of the pharmacy. Intangible assets also include goodwill, trademarks, and authorized distributor licenses which were recorded in connection with the Merger. The authorized distributor licenses permit the drug distribution operations to purchase pharmaceutical products directly from the manufacturers. Total operating expenses were $16.6 million or 19.0% of net revenues for the three months ended April 2, 2005. This compares to $12.0 million, or 21.4% of net revenues for the three months ended March 27, 2004. Information that helps explain our operating expense trend is detailed below:

Three Months Ended April 2, 2005 versus March 27, 2004
Operating expenses increases (decreases) are as follows (in millions):
Selling, general and administrative expenses(1)	$3.9
Gain on disposal of fixed assets and intangible assets(2)	0.8

Net increase	$4.7

(1)	Selling, general and administrative expenses increased by $3.9 million or 34.8% as compared the the three months ended March 27, 2004. The increase is due to corporate office expenses of $1.4 million, which includes the costs associated with being a publicly traded Company, the inclusion of drug distribution expenses of $1.4 million and $1.9 million of noncash compensation charges associated with restricted stock and options granted in connection with the Merger. Partially offsetting the increase was a reduction of $0.8 million due to fewer retail stores and cost reduction initiatives within the specialty pharmacy operations.
(2)	Gain on disposal of fixed assets and intangible assets related to the sale of six stores during the three months ended March 27, 2004.

Interest Expense, Net

Interest expense, net was $0.8 million for each of the three months ended April 2, 2005 and March 27, 2004. Included in the three months ended March 27, 2004 is interest expense of $0.1 million paid to AmerisourceBergen Drug Corporation.

Income Taxes

No income tax benefit has been recorded in any period presented due to the uncertainty of realization of any related deferred tax asset.

Net Loss

We incurred a net loss of $5.0 million for the three months ended April 2, 2005 versus $0.9 million for the three months ended March 27, 2004. Factors impacting these losses are discussed above.

Net Loss Available to Common Stockholders Per Share

The net loss available to common stockholders per basic and diluted share for the three months ended April 2, 2005 was $0.29 compared to a net loss per basic and diluted share for the three months ended March 27, 2004 of $1.70. The weighted average shares used in the calculation of net loss per share for the 2004 period have been restated to give effect to the Merger of DrugMax with FMG. The transaction was accounted for as a reverse Merger, with FMG deemed the accounting acquirer. Accordingly, for periods prior to the Merger, the shares outstanding represent the number of shares that former FMG common shareholders would have received in the transaction, on an as - if converted basis, had the Merger consideration not been distributed to the preferred shareholders based on liquidation values, or approximately 1.3 million shares. For periods subsequent to the Merger, shares outstanding represent actual shares outstanding.

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for the three months ended April 2, 2005 and March 27, 2004. Management does not believe that our business is materially impacted by seasonality; however, significant promotional activities can have a direct impact on sales volume for our distribution operations in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

Senior Credit Facility

On December 9, 2004, we entered into the Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with GECC, which increased the facility from $31 million to $65 million. The $65 million of maximum availability was reduced by $5.5 million of permanent availability, until the March 2005 Amendment discussed below, which increased the permanent availability reduction to $7.5 million. The Senior Credit Facility matures on December 9, 2007. The Senior Credit Facility includes a prepayment penalty of $1,300,000 if paid in full before December 9, 2005, $975,000 if paid in full after December 9, 2005 but before December 9, 2006 and $650,000 if paid after December 9, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. As of April 2, 2005, $48.0 million was outstanding under the Senior Credit Facility and $1.0 million was available for additional borrowings, based on eligible receivables and inventory.

Interest on the revolving credit facility is calculated at either the index rate (as defined) plus an applicable index margin (as defined) or, at our option, at an adjusted monthly LIBOR index rate plus an applicable LIBOR margin (as defined). The applicable index margin as of April 2, 2005 and March 27, 2004 was 2.75% and 3.25%, respectively. The interest rates, including applicable margin, that were used to calculate accrued interest were 6.0% and 5.35% as of April 2, 2005, and March 27, 2004. Interest is payable monthly.

The Senior Credit Facility requires compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, maximum fixed charge coverage ratio, minimum net worth, minimum inventory turnover, maximum trade receivable days sales outstanding, maximum accounts payable days outstanding and maximum ratio of non-pharmaceutical inventory to total inventory. We violated certain of these covenants as of January 1, 2005 and each subsequent month thereafter through April 30, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such dates was in default on this obligation. As of May 16, 2005, we had not yet received an amendment waiving covenant violations. We expect to receive an amendment during the second quarter of 2005. However, there is no assurance that the lender will waive the violation and the lender could demand repayment of the $48.0 million outstanding as of April 2, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

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

Pursuant to the Subordinated Debenture, principal is due and payable in 19 successive quarterly installments each in the amount of $0.6 million commencing on March 1, 2006 and continuing until August 15, 2010, on which date all outstanding amounts are required to be paid. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $0.6 million divided by $3.4416 (the “Issue Price”). The Subordinated Debenture bears interest at a rate which adjust on each quarterly payment date and which is equal to (a) 10%, if the quarterly interest payment is made in common stock or (b) the prime rate on the date the quarterly interest payment is due plus 1% per annum, if the quarterly interest payment is made in cash; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Quarterly interest payments to be paid in common stock through February 28, 2006. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof.

If common stock is used to make principal and interest payments on the Subordinated Debenture, and the proceeds ABDC receives upon any sale of our common stock (or the proceeds ABDC would have received upon a sale in the event no shares are sold by ABDC) are less than the principal and interest due, we are required to pay such difference to ABDC in cash on the date of maturity of the Subordinated Debenture. Through December 31, 2005, ABDC may not sell any shares of the Company’s common stock received that, in the aggregate, exceed 25% of the average trading volume of our stock for the preceding 10 trading days.

In connection with the Subordinated Debenture, DrugMax entered into a registration rights agreement dated March 21, 2004 with ABDC pursuant to which we agreed to file a registration statement with the SEC to register the resale of all common stock issuable to ABDC in connection with the Subordinated Debenture no later than May 30, 2005. The Subordinated Debenture and Subordinated Note are guaranteed by DrugMax and certain of DrugMax subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, and Familymeds Holdings, Inc. (the “Debtors”) pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. The Debtors also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which each of the Debtors agreed that upon the occurrence of certain defaults, including the failure to timely file a registration statement registering the resale of all common stock issuable to ABDC in connection with the Subordinated Debenture or the SEC’s failure to deem the registration statement effective on or before 90 days following the date of the registration rights agreement(or in the case of a review by the SEC, 120 days thereafter), and the passage of applicable cure periods each Debtor would be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of its assets to secure the Subordinated Debenture and the Subordinated Note. However, pursuant to a subordination agreement dated March 21, 2005, the Subordinated Debenture, the Subordinated Note, the Guarantees and the Security Agreement are subordinated to the Senior Credit Facility.

Further, in connection with its private placement of preferred stock, DrugMax is required to register, on behalf of the preferred stockholders, the resale of the shares of common stock issuable to the preferred stockholders. A failure to comply with the registration requirements could result in liquidated damages. See page 11 ”Note H” to the Condensed Consolidated Financial Statements.

Operating, Investing and Financing Activities

Following are the components of our operating, investing and financing activities for the three months ended April 2, 2005, using the direct cash flow method (in millions):

For the Three Months Ended April 2, 2005
Cash receipts	$85.5
Cash paid to suppliers and employees	(99.6)
Interest expense paid	(0.6)

Net cash used in operating activities	(14.7)

Cash paid to acquire property and equipment, net	(0.8)

Net cash used in investing activities	(0.8)

Proceeds on revolving credit facility, net	15.1
Proceeds from the exercise of stock options	0.4
Repayment of promissory notes payable and capital lease obligations	(0.3)

Net cash provided by financing activities	15.2

Net decrease in cash and cash equivalents	(0.3)
Cash and cash equivalents, beginning of period	2.3

Cash and cash equivalents, end of period	$2.0

Operating Cash Flows

Net cash (used in) operating activities was ($14.7) million, and $0.9 million for the three months ended April 2, 2005 and March 27, 2004, respectively.In addition to a higher net loss, inventories increased by $11.2 million during the three months ended April 2, 2005. During the three months ended April 2, 2005 our inventory levels increased due to our transition to a new primary supplier and the increase in inventory at our warehouse in Louisiana, which now is responsible for providing the majority of the pharmaceutical requirements of our specialty pharmacies.

Investing Cash Flows

Net cash (used in) provided by investing activities was ($0.8) million, and $0.8 million for the three months ended April 2, 2005 and March 27, 2004, respectively. Investing activities during the three months ended April 2, 2005 included capital expenditures of $0.8 million. The $0.8 million of cash provided by investing activities for the three months ended March 27, 2004 relates to the sale of six specialty pharmacy locations.

Financing Cash Flows

Net cash provided by financing activities was $15.2 million, for the three months ended April 2, 2005, of which $15.1 million related to borrowings on our Senior Credit Facility to fund working capital requirements. Net cash used in financing activities was $1.9 million for the three months ended March 27, 2004.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a discussion of the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate estimates and judgments, including the most significant judgments and estimates. We based our estimates and judgments on historical experience and on various other facts that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include: assessing goodwill for impairment, assessing long-lived assets for impairment, evaluating the adequacy of the allowance for doubtful accounts, determining amounts to be realized for vendor rebates, allowances and chargebacks and estimating for inventory loss reserves.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of April 2, 2005, $48.0 million was outstanding on our revolving credit facility. Borrowings on the line are at a variable rate of interest. Assuming $48.0 million was outstanding on the line for a full year, a 1% change in interest rates would change our interest expense by $0.1 million for a three month period.

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

During the quarter ended April 2, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and have determined that the following material weaknesses exist with regard to the Company’s drug distribution operations:

•	Inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters;

•	Failure to perform timely cutoff and reviews; and

•	Inadequate preparation and insufficient review and analysis of certain financial statement account reconciliations.

In response, since January 1, 2005, we have hired a new controller to oversee our drug distribution operations in New Castle, Pennsylvania and are actively seeking an assistant controller for our St. Rose, Louisiana drug distribution operations. We also have engaged an outside consultant with expertise in the newly installed accounting software to train and assist in the finalization of the conversion process and to provide ongoing support. Additionally, we have supplemented our current accounting resources at the drug distribution operations with an outside consultant to assist in all aspects of the financial closing process until the aforementioned weaknesses have been adequately addressed.

We continue to improve and refine our internal controls and we are committed to remediating the material weaknesses in internal controls over financial reporting as expeditiously as possible.

Other than the matters discussed above, there were no changes in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting as of the date of this report.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There has been no significant change in the status of the legal matters described in the Company’s fiscal 2004 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULT UPON SENIOR SECURITIES.

The Company is in violation of certain restrictive covenants under its senior credit facility as of April 2, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

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

DrugMax, Inc.

Date: May 16, 2005	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante
Chief Executive Officer

Date: May 16, 2005	By:	/s/ Dale J. Ribaudo
Dale J. Ribaudo
Chief Financial Officer and
Principal Accounting Officer