Form 10-Q
period 2005-07-02
DRUGMAX INC
filed 2005-08-16
CIK 921878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of August 10, 2005 there were 20,019,495 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE SIX MONTHS ENDED JULY 2, 2005

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 2, 2005	January 1, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,205,524	$2,331,552
Trade receivables, net of allowance for doubtful accounts of approximately $2,250,000 and $3,897,000 in 2005 and 2004, respectively	18,261,093	20,570,053
Inventories	37,934,110	34,525,247
Prepaid expenses and other current assets	1,631,804	1,965,515

Total current assets	59,032,531	59,392,367

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization of approximately $12,933,000 and $11,707,000 in 2005 and 2004, respectively	5,314,616	5,250,684

GOODWILL	19,858,507	19,813,080

OTHER INTANGIBLE ASSETS—Net of accumulated amortization of approximately $16,877,000 and $15,350,000 in 2005 and 2004, respectively	9,458,796	10,570,061

OTHER NONCURRENT ASSETS	645,699	571,874

TOTAL	$94,310,149	$95,598,066

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$42,663,896	$32,870,787
Promissory notes payable	1,857,405	2,284,212
Current portion of obligations under capital leases	7,750	30,092
Accounts payable	22,565,130	26,132,491
Accrued expenses	6,995,006	5,949,342
Current portion of notes payable	2,935,526	—

Total current liabilities	77,024,713	67,266,924

LONG-TERM ACCOUNTS PAYABLE	—	22,425,000

NOTES PAYABLE	20,064,474	—

OTHER LONG-TERM LIABILITIES	151,224	50,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $.001 par value, 45,000,000 shares authorized for 2005 and 2004; 20,019,495 and 19,483,674 shares issued and outstanding for 2005 and 2004, respectively	20,019	19,484
Additional paid in capital	176,900,246	175,499,012
DrugMax Series A Convertible Preferred Stock, $1,000 par value, 17,000 shares issued and outstanding for 2005 and 2004; 5,000,000 shares authorized in 2005 and 2004 (involuntary liquidation value $17,000,000 for 2005 and 2004)	14,647,092	14,026,902
Accumulated deficit	(192,256,387)	(177,841,211)
Unearned compensation	(2,241,232)	(5,848,899)

Total stockholders’ (deficit) equity	(2,930,262)	5,855,288

TOTAL	$94,310,149	$95,598,066

See notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
NET REVENUES	$82,047,523	$55,807,889	$169,286,046	$112,026,592

COST OF SALES	71,242,245	44,136,575	146,157,153	88,638,799

Gross margin	10,805,278	11,671,314	23,128,893	23,387,793

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,487,412	10,688,817	30,987,014	22,184,626

DEPRECIATION AND AMORTIZATION EXPENSE	1,160,059	1,126,854	2,412,138	2,411,879

LOSS (GAIN) ON DISPOSAL OF FIXED ASSETS AND INTANGIBLE ASSETS	8,769	976	8,769	(773,148)

OPERATING LOSS	(5,850,962)	(145,333)	(10,279,028)	(435,564)

OTHER INCOME (EXPENSE):
Interest expense	(1,408,504)	(723,818)	(2,182,005)	(1,493,826)
Interest income	4,297	11,219	14,436	23,762
Other income (expense)	90,190	(7,010)	285,974	156,961

Total other expense, net	(1,314,017)	(719,609)	(1,881,595)	(1,313,103)

NET LOSS	(7,164,979)	(864,942)	(12,160,623)	(1,748,667)

FMG Redeemable Preferred Stock Dividends	—	(1,289,421)	—	(2,593,329)
DrugMax Preferred Stock Dividends	(1,622,805)	—	(2,254,553)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,787,784)	$(2,154,363)	$(14,415,176)	$(4,341,996)

BASIC AND DILUTED LOSS PER SHARE:
Net loss available to common stockholders	$(0.44)	$(1.67)	$(0.73)	$(3.37)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted Shares	19,917,787	1,288,909	19,754,285	1,288,909

See notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 2, 2005	June 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,160,623)	$(1,748,667)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,412,138	2,411,879
Stock compensation expense	3,941,166	—
Noncash interest expense	354,327	140,000
Amortization of deferred financing costs	153,016	137,175
Provision for (benefit from) doubtful accounts	33,643	(273,209)
Loss (gain) on disposal of fixed assets and intangible assets	8,769	(773,148)
Effect of changes in operating assets and liabilities:
Trade receivables	2,275,317	1,158,859
Inventories	(3,408,863)	872,606
Prepaid expenses and other current assets	333,711	(581,707)
Accounts payable	(2,992,361)	1,952,506
Accrued expenses	(192,638)	(1,083,503)
Other	26,545	220,765

Net cash (used in) provided by operating activities	(9,215,853)	2,433,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,091,849)	(253,720)
Disposals of property and equipment	—	110,417
Proceeds from sale of prescription files, net	—	752,100

Net cash (used in) provided by investing activities	(1,091,849)	608,797

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) on revolving credit facility, net	9,793,109	(3,343,610)
Repayment of promissory notes payable	(701,807)	—
Repayment of obligations under capital leases	(22,342)	(22,976)
Payment of deferred financing costs	(434,741)	(100,500)
Proceeds from exercise of stock options	547,455	—

Net cash provided by (used in) financing activities	9,181,674	(3,467,086)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,126,028)	(424,733)

CASH AND CASH EQUIVALENTS—Beginning of period	2,331,552	1,307,094

CASH AND CASH EQUIVALENTS—End of period	$1,205,524	$882,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,827,677	$1,216,651

Noncash transactions—
Payment of DrugMax Series A preferred stock dividends in common stock	$294,194	$—

Conversion of accounts payable to subordinated notes payable	$23,000,000	$—

See notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(For the Three Months and Six Months ended July 2, 2005 and June 26, 2004)

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

The Company’s fiscal year begins on January 2, 2005 and ends on December 31, 2005. The Company’s second fiscal quarter ends on the Saturday closest to June 30. The second fiscal quarter of 2005 and 2004 each include 13 weeks.

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

The results of operations of DrugMax have been included in the Company’s consolidated statements of operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocation is subject to revision when the Company receives final information, including appraisals and other analysis. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

In connection with the Merger, the Company terminated certain DrugMax employees. Included in a restructuring liability as of the Merger date was total severance obligations of approximately $966,000, $170,000 of which had been paid as of July 2, 2005. Additionally, an accrued lease liability of $89,000 was recorded related to an office location that will no longer be used.

In the Merger, the shareholders of FMG (along with certain FMG warrant holders and note holders) received an aggregate of 10,470,507 shares of the Company’s common stock along with warrants to purchase an additional 3,500,090 shares of the Company’s common stock. The exercise price of the warrants is $2.61 per share. In addition, in connection with the Merger, the Company issued an aggregate of 656,047 shares of restricted common stock, along with options to purchase an additional 1,574,369 shares of common stock, to certain employees and directors of FMG. The exercise price of the stock options is $0.57 per share. The noncash compensation charge recorded during the three months and six months ended July 2, 2005 relating to the restricted stock and stock options related to the Merger was $1,940,344 and $3,775,416, respectively, which was based on the provisions of the restricted stock and stock option agreements. During the six months ended July 2, 2005, an additional 38,200 warrants were issued to former FMG shareholders. The additional warrants were valued at $45,426 which was reflected as an adjustment to goodwill in the six months ended July 2, 2005.

Business—As of July 2, 2005, the Company owned or franchised pharmacy locations in 13 states. As of July 2, 2005 and June 26, 2004 there were 77 and 76 owned locations, respectively, including one home health center and one non-pharmacy mail order center, and seven franchised pharmacy locations. The Company is not actively seeking to franchise additional pharmacy locations. Additionally, the Company operates two drug distribution centers located in New Castle, PA and St. Rose, LA.

Going Concern- The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in violation of certain financial and other covenants on its Senior Credit Facility and the lender can demand repayment of the $42.7 million outstanding as of July 2, 2005 and could foreclose upon all or substantially all of the Company’s assets and the assets of its subsidiaries. Additionally, the Company has a history of operating losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that, with the purchasing synergies from the Merger and the effect of the reduction in costs associated with the elimination of certain redundant positions as a result of the Merger, as well as the recently approved plan to exit the low margin component of our distribution business and to reduce personnel and other selling and administrative costs (see Note L-Subsequent Events), the Company will continue as a going concern. Also, the Company expects to refinance the Senior Credit Facility with a major lender other than the current lender during the third quarter of 2005. However, there is no assurance that we will be able to obtain alternative financing and the lender could demand repayment of the $42.7 million outstanding as of July 2, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

NOTE C – LOSS PER SHARE

For periods prior to the Merger, the weighted average shares outstanding have been computed based on the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis (i.e., if the preferred shares were converted to common shares prior to the Merger) and had the Merger consideration not been distributed to the preferred shareholders based on liquidation values. Based on the exchange ratio, the FMG common shareholders would have received 1,288,909 shares of common stock. Accordingly, for periods prior to the Merger, all per share information herein previously presented has been restated from the amounts previously reported by FMG. For the periods subsequent to the Merger, the total outstanding shares represent actual weighted average shares outstanding. For the six months ended July 2, 2005 and June 26, 2004, 3,253,901 and 672,393 options to purchase common stock have not been considered in the calculations of loss per share as their effect would have been anti-dilutive.

NOTE D – STOCK BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and its related interpretations in accounting for employee stock compensation and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to account for options issued to non-employees. Forfeitures are accounted for in the period the options are actually forfeited. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value of the awards at the grant dates, consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss would have been the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net loss available to common shareholders, as reported	$(8,787,784)	$(2,154,363)	$(14,415,176)	$(4,341,996)
Add: actual expense, as reported (1)	2,000,822	—	3,941,166	—
Less: Pro forma stock-based compensation expense determined under fair value method valuation for all awards	(1,366,982)	(3,461)	(2,719,243)	(6,922)

Pro forma net loss available to common shareholders	$(8,153,944)	$(2,157,824)	$(13,193,253)	$(4,348,918)

Basic and diluted net loss per share:
Net loss available to common shareholders, as reported	$(0.44)	$(1.67)	$(0.73)	$(3.37)
Pro forma net loss available to common shareholders	$(0.41)	$(1.67)	$(0.67)	$(3.37)

Shares used in basic and diluted net loss per share	19,917,787	1,288,909	19,754,285	1,288,909

(1)	Includes $894,318 and $1,776,999 of expense relating to restricted stock for the three and six months ended July 2, 2005, respectively.

No stock options were granted during the six months ended June 26, 2004. The fair value of each option grant during the three months ended July 2, 2005 was determined using the Black Scholes pricing model with the following assumptions:

Three Months Ended July 2, 2005
Risk-free interest rate	3.42%/3.55%
Expected life	3 years
Volatility	35%/27%
Dividend yield	—
Weighted average fair value of each option granted	$0.89/$0.58

During the six months ended July 2, 2005, the Company granted 90,000 shares of restricted stock to directors. The restricted stock vests one third upon grant date, one third on the first anniversary, and one third on the second anniversary.

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

NOTE F –GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill and other intangible assets is as follows:

	July 2, 2005		January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets	$26,335,538	$(16,876,742)	$25,919,769	$(15,349,708)
Goodwill	19,858,507	—	19,813,080	—

The weighted average amortization period for intangible assets is approximately 7.3 years. Amortization expense related to other intangible assets was approximately $676,000 and $577,000 for the three months ended July 2, 2005 and June 26, 2004, respectively. Amortization expense related to other intangible assets was approximately $1,406,000 and $1,281,000 for the six months ended July 2, 2005 and June 26, 2004, respectively.

Estimated future amortization expense is as follows:

Fiscal year ending	Amount
2005	$2,847,045
2006	2,111,332
2007	1,064,356
2008	647,058
2009	555,450

NOTE G —DEBT

Debt at July 2, 2005 and January 1, 2005 consisted of the following:

	July 2, 2005	January 1, 2005
Revolving credit facility	$42,663,896	$32,870,787
Promissory notes payable	1,857,405	2,284,212
Subordinated notes payable(1)	23,000,000	—

Total	$67,521,301	$35,154,999

Long-term accounts payable, including current portion(1)	$—	$23,000,000

(1)	Represents $23.0 million of accounts payable converted to subordinated notes payable on March 21, 2005.

Revolving Credit Facility

On December 9, 2004, the Company entered into the Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with GECC, which increased the facility from $31 million to $65 million. The $65 million of maximum availability was reduced by $5.5 million of permanent availability, until the March 2005 Amendment discussed below, which increased the permanent availability reduction to $7.5 million. The Senior Credit Facility matures on December 9, 2007. The Senior Credit Facility includes a prepayment penalty of $1,300,000 if paid in full before December 9, 2005, $975,000 if paid in full after December 9, 2005 but before December 9, 2006 and $650,000 if paid after December 9, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. As of July 2, 2005, $42.7 million was outstanding under the Senior Credit Facility and $0.4 million was available for additional borrowings, based on eligible receivables and inventory.

Interest on the revolving credit facility is calculated at either the index rate (as defined) plus an applicable index margin (as defined) or, at the option of the Company, at an adjusted monthly LIBOR index rate plus an applicable LIBOR margin (as defined). The applicable index margin as of July 2, 2005 and June 26, 2004 was 2.75% and 3.25%, respectively. The interest rates, including applicable margin, that were used to calculate accrued interest were 6.5% and 5.36% as of July 2, 2005, and June 26, 2004, respectively. Interest is payable monthly. The Senior Credit Facility prohibits the payment of dividends in cash.

The Senior Credit Facility requires monthly compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, maximum fixed charge coverage ratio, minimum net worth, minimum inventory turnover, maximum trade receivable days sales outstanding, maximum accounts payable days outstanding and maximum ratio of non-pharmaceutical inventory to total inventory. The Company violated certain of these covenants as of January 1, 2005 and each subsequent month thereafter through July 31, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such dates was in default on this obligation. We are currently exploring alternative financing and expect to refinance the Senior Credit Facility with a major lender other than the current lender during the third quarter of 2005. However, there is no assurance that we will be able to obtain alternative financing and the lender could demand repayment of the $42.7 million outstanding as of July 2, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

Subordinated Notes Payable

On March 22, 2005, the Company entered into the First Amendment to the Senior Credit Facility (the “March 2005 Amendment”). The March 2005 Amendment provided for an increase in the reduction of permanent availability from $5.5 million to $7.5 million and allowed the Company to convert the $23.0 million of accounts payable after consideration of a $6.0 million payment in March 2005 to AmerisourceBergen Drug Corporation (“ABDC”) into a subordinated convertible debenture in the original principal amount of $11,500,000 (the “Subordinated Convertible Debenture”) and a subordinated promissory note in the original principal amount of $11,500,000 (the “Subordinated Note”).

The Subordinated Note is due and payable in quarterly installments of $575,000 beginning on December 1, 2005 through September 1, 2010, on which date all outstanding amounts are due. The Subordinated Note bears interest at the prime rate plus 2.0% per annum (7.5% as of July 2, 2005), provided that in no event will the interest rate in effect be less than 5.0% per annum or greater than 10.0% per annum. Interest accrued on the Subordinated Note is payable quarterly and interest payments commenced June 1, 2005. Interest of $231,757 and $260,507 was expensed during the three months and six months ended July 2, 2005, respectively.

The Subordinated Convertible Debenture is due and payable in quarterly installments of $605,263 commencing on March 1, 2006 through August 15, 2010, on which date all outstanding amounts are due. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $605,263 divided by $3.4416 (the “Issue Price”), at the Company’s option. The Subordinated Convertible Debenture bears interest at 10.0%, if the quarterly interest payment is made in common stock or the prime rate plus 1% per annum (6.5% as of July 2, 2005), if the quarterly interest payment is made in cash, provided that in no event will the interest rate in effect be less than 5.0% per annum or greater than 10.0% per annum. Quarterly interest payments are required to be paid in common stock through February 28, 2006. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof. The first interest payment of $233,194 was made on June 1, 2005 by issuing 67,757 shares of common stock. Interest of $287,500 and $325,833 was expensed during the three months and six months ended July 2, 2005, respectively.

If common stock is used to make principal or interest payments on the Subordinated Convertible Debenture, and the proceeds ABDC receives upon any sale of the Company’s common stock (or the proceeds ABDC would have received upon a sale in the event no shares are sold by ABDC) are less than the principal and interest due, the Company is required to pay such difference to ABDC in cash on the date of maturity of the Subordinated Convertible Debenture. Through December 31, 2005, ABDC may not sell any shares of the Company’s common stock received that, in the aggregate, exceed 25% of the average trading volume of the Company’s common stock for the preceding 10 trading days.

In connection with the Subordinated Convertible Debenture, DrugMax entered into a registration rights agreement dated March 21, 2005 with ABDC pursuant to which the Company agreed to file a registration statement with the

SEC to register the resale of all common stock issuable to ABDC in connection with the Subordinated Debenture no later than May 30, 2005. Further on May 26, 2005, ABDC granted the Company a 45 day extension to file the registration statement. On July 7, 2005, the company filed a registration statement on Form S-1. The SEC declared the Form S-1 effective on August 10, 2005. The Subordinated Debenture and Subordinated Note are guaranteed by DrugMax and certain of DrugMax subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, and Familymeds Holdings, Inc. (the “Debtors”) pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. The Debtors also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which each of the Debtors agreed that upon the occurrence of certain defaults, each Debtor would be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of its assets to secure the Subordinated Debenture and the Subordinated Note. However, pursuant to a subordination agreement dated March 21, 2005, the Subordinated Debenture, the Subordinated Note, the Guarantees and the Security Agreement are subordinated to the Senior Credit Facility.

NOTE H- DRUGMAX SERIES A CONVERTIBLE PREFERRED STOCK

On December 2, 2004, for an aggregate purchase price of $17 million, the Company sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of series A convertible redeemable preferred stock (the “Series A”). These shares were convertible into an aggregate of 4,594,591 shares of the Company’s common stock, based upon an initial conversion price of $3.70 per share. However, in an amendment to the certificate of designation, on July 7, 2005, the conversion price was reduced from $3.70 per share to $2.80 per share and the Series A shares are now convertible into an aggregate of 6,071,425 shares of DrugMax common stock. In addition, the investors received warrants to purchase an aggregate of 1,378,374 shares of DrugMax common stock. The exercise price of the warrants is $4.25 per share. The warrants are exercisable into common stock and expire on the fifth anniversary of the closing. Midsummer Investment, Ltd. acted as the lead investor in the private placement. First Albany Capital served as the lead placement agent for the transaction and the Maxim Group, LLC served as co-agent.

The Company filed a registration on Form S-3 to register the resale of the shares of common stock issuable upon the conversion of the series A preferred stock and the exercise of the warrants. The Company is required to maintain the registration effective until all of such shares have been sold or may be sold without volume restrictions pursuant to rule 144. The Form S-3 was declared effective by the SEC on January 19, 2005. The Company’s agreement with the preferred stockholders contains a provision to the effect that if the registration statement ceases for any reason to remain continuously effective or the holders are not permitted to utilize the prospectus therein to resell such registrable securities for 10 consecutive calendar days but no more than an aggregate of 15 calendar days during any 12-month period (the “Event Date”), then in addition to any other rights the holders may have, the Company shall pay to each holder an amount in cash equal to 2% of the aggregate purchase price paid by such holder as partial liquidated damages. Such amounts shall be payable on the Event Date and on each monthly anniversary of the Event Date until such time as the registration statement becomes effective or until the holders are permitted to utilize the prospectus to resell securities.

Effective April 20, 2005, the Company suspended sales under the previously filed registration statement to resell such securities. Under the terms of the registration agreement, the investors were entitled to liquidated damages until such time as the registration statement became effective. On July 7, 2005, the Company amended the certificate of designation to reduce the conversion price of the Series A from $3.70 to $2.80 per share. In exchange, investors representing 95% of the Series A shareholders agreed to waive liquidated damages under the registration rights agreement through the date of the amendment and to amend the registration rights agreement to require the filing of a registration statement covering the registrable securities by July 8, 2005 and to require the effectiveness of such registration statement to be no later than October 1, 2005. On July 7, 2005, the Company filed a registration statement on Form S-1. The SEC declared the Form S-1 effective on August 10, 2005. The amount of the liquidated damages owed as of July 2, 2005, $1.0 million, substantially all of which was subsequently waived by the shareholders, has been recorded as additional DrugMax preferred stock dividends in the three and six months ended July 2, 2005. Accrued dividends not paid pursuant to the July waiver will be reversed during the third quarter of 2005. The revised conversion price does not represent a beneficial conversion feature.

The Series A is convertible into an aggregate of 6,071,425 shares of common stock, based upon the conversion price of $2.80 per share. The conversion price is subject to anti-dilution adjustments pursuant to the certificate of designation. Further, in the event the Company is in compliance with all of the provisions of the securities purchase agreements and related documents, and the common stock has a value weighted average price for 20 consecutive trading days which exceeds the conversion price by 150% for each of such 20 trading days, then the company can require the holders of the preferred shares to convert 50% of their holdings into common stock at the then current conversion price. In the event such trading prices exceed the conversion price by 200%, then the company can require the holders of the preferred shares to convert 100% of their holdings into common stock at the then current conversion price. Furthermore, after the fourth anniversary of the closing, provided the company has satisfied the equity conditions set forth in the certificate of designation, the company may at its option, redeem the Series A stock. If the redemption date occurs following the fourth anniversary of the closing but prior to the fifth anniversary, the redemption price shall be $1,200 per share plus all accrued and unpaid dividends, all liquidated damages and other amounts due in respect of the Series A stock. If the redemption date occurs on or following the fifth anniversary of the closing but prior to the sixth anniversary, the redemption price shall be $1,100 per share plus all accrued and unpaid dividends, all liquidated damages and other amounts due in respect of the Series A stock. If the redemption date occurs on or following the sixth anniversary of the closing, the redemption price shall be $1,050 per share, plus all accrued and unpaid dividends, all liquidated damages and other amounts due in respect of the Series A stock. Pursuant to the certificate of designation, upon any liquidation, dissolution or winding-up of DrugMax, whether voluntary or involuntary, the holders of the series A stock shall be entitled to receive out of the assets of DrugMax, $1,000 for each share of Series A stock plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any junior securities, including the common stock.

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

NOTE J- INCOME TAXES

The Company incurred net losses for the three months and six months ended July 2, 2005, and June 26, 2004. No income tax benefit has been recorded in these periods due to uncertainty of realization.

NOTE K- CONTINGENCIES

On June 8, 2005, a complaint to recover preferential payments previously paid to Valley Drug Company South was filed against Valley Drug Company South by Safescript Pharmacies, Inc. et al in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division. The complaint seeks judgment against Valley Drug Company South in the amount of approximately $874,000. As a result of the early stage of this proceeding, the company cannot currently estimate its outcome and have made no provision in the accompanying condensed consolidated financial statements for the resolution of the matter.

NOTE L – SUBSEQUENT EVENTS

Exit of Business

Subsequent to July 2, 2005, and consistent with our post-merger drug distribution strategy, the Company determined as part of its ongoing Merger integration plan that it would exit the legacy drug distribution business primarily providing wholesale branded pharmaceuticals to independent pharmacies and regional chain stores. The business expected to be exited consists principally of non-core, low margin branded drug distribution wholesale operations which contributed operating losses of approximately $1.3 million and $2.0 million during the three month and six month periods ended July 2, 2005, respectively. The Company believes that by exiting this lower gross margin component of its distribution business, it will improve overall operating company results, while maintaining its core strategy of specialty pharmaceutical distribution. The Company expects to exit this business component during the second half of 2005 and has engaged a nationally known advisor to conduct a sale of this business. The Company expects to reduce its debt through the sale of this business and realize additional proceeds, which would improve working capital. As the Company is in the early stages of this process, it is unable to estimate the gain or loss which may be recorded upon the disposition.

Restructuring

Also subsequent to July 2, 2005, a plan was approved to reduce the Company’s workforce and implement tighter controls over other selling and administrative costs substantially by the end of the third quarter of 2005. The expected annual savings from these reductions is estimated at $1.9 million with approximately $0.6 million realizable in the second half of 2005. The Company expects to record a charge of approximately $220,000 in the third quarter of 2005 principally for severance costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the related notes found elsewhere in this Form 10-Q. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Statement Concerning Forward-Looking Statements

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by DrugMax, Inc., including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, are statements regarding the intent, belief or current expectations, estimates or projections of DrugMax, its directors or its officers about DrugMax and the industry in which it operates, and include among other items, statements regarding (a) DrugMax’s strategies regarding growth and business expansion, including its strategy of building an integrated specialty drug distribution platform with multiple sales channels, as well as its plans to dispose of certain operations, (b) its merger with Familymeds Group, Inc. and its plan to integrate the two companies, (c) its financing plans, (d) trends affecting its financial condition or results of operations; and (e) its ability to continue to control costs and to meet its liquidity and other financing needs. Although DrugMax believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) management’s ability to secure a new credit facility, as well as its ability to integrate DrugMax and Familymeds and to increase sales to target physician groups, (ii) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (iii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iv) changes in the competitive marketplace that could affect DrugMax’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; and (v) changes regarding the availability and pricing of the products which DrugMax distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available. Further information relating to factors that could cause actual results to differ from those anticipated is included under the heading “Risk Factors” contained in DrugMax’s Annual Report on Form 10-K for the year ended January 1, 2005. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

DrugMax, Inc. (“DrugMax,” the “Company,” or “we” and other similar pronouns) is a specialty pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc. (“FMG”). We work closely with doctors, patients, managed care providers, medical centers and employers to improve patient outcomes while delivering low cost and effective healthcare solutions. We are focused on building an integrated specialty drug distribution platform through our drug distribution operations and our specialty pharmacy operations. As of July 2, 2005, we operated two drug distribution facilities, under the Valley Drug Company and Valley Drug South names, and 77 specialty pharmacies, including one home health center and one non-pharmacy mail order center, in 13 states under the Arrow Pharmacy & Nutrition Center and Familymeds Pharmacy brand names. Our platform is designed to provide services for the treatment of acute and complex health diseases including chronic medical conditions such as cancer, diabetes and pain management. We often serve defined population groups on an exclusive, closed-panel basis to maintain costs and improve patient outcomes. We offer a comprehensive selection of brand name and generic pharmaceuticals, non-prescription healthcare-related products, and diagnostic supplies to our patients, independent pharmacies, physicians, clinics, long-term care and assisted living centers.

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

Specialty Pharmacy Operations

As of July 2, 2005, we operated 77 corporate pharmacies, including one home health center and one non-pharmacy mail order center, and franchised seven pharmacies in 13 states. The majority of our pharmacies are located at or near the point of care between physicians and patients, oftentimes inside or near medical office buildings or on a medical campus. The majority of our revenues come from the sale of prescription pharmaceuticals, which represented approximately 94% of our net revenues for the six months ended July 2, 2005. Our corporate pharmacies provide services to over 400,000 acute and chronically ill patients each year, many with complex specialty and medical product needs.

Although we do not offer franchises for sale at this time, in the case of renewing franchisees, we are subject to the disclosure requirements of the Federal Trade Commission and may be subject to pre-sale disclosure requirements and registration requirements of various state laws regulating the offer and sale of franchises. In addition, with respect to our existing franchisees, we also are subject to certain state laws regulating the franchisor-franchisee relationship. Failure to comply with these regulations could result in substantial financial penalties. As of July 2, 2005, we held franchise agreements for seven stores and are not materially dependent on these agreements. We believe the number of our franchised pharmacy locations will decrease over the next few years.

Drug Distribution Operations

Legacy Distribution Business

Prior to the Merger in November 2004 between DrugMax and FMG, (the “Merger”),the distribution operations sold branded and generic pharmaceuticals, over-the-counter products, health and beauty aids, nutritional supplements and other related products through distribution centers located in Pittsburgh and New Castle, Pennsylvania and in St. Rose, Louisiana. In July 2004, the Pittsburgh facility was closed and its customers were transitioned to the Louisiana facility. Pharmaceuticals were distributed primarily to independent pharmacies and a limited number of small regional chain retail pharmacy operators. Historically, dock to dock services were also offered. These services included receiving pharmaceuticals on behalf of distributors directly from pharmaceutical companies then re-shipping to the distributor. While the dock to dock business component of the distribution operation has been a significant source of revenues historically, it had been a low margin business. Therefore, in 2004 prior to the Merger, the Company discontinued this service.

Merger-related Distribution Integration

Since the Merger, our strategy has been to integrate our specialty pharmacy operations and our drug distribution operations, reducing our cost of goods on generic pharmaceuticals and increasing our generic and higher margin specialty pharmaceutical sales to existing and new customers. Our distribution facility in St. Rose, Louisiana now supports our specialty pharmacies and more than $150 million annually of our pharmaceutical needs for our specialty pharmacies are being sourced through the St. Rose facility.

Since the Merger, we have entered into new purchasing agreements with several manufacturers of generic pharmaceuticals, and a prime warehouse agreement with D&K Healthcare Resources, Inc. (“D&K”). During the three months ended April 2, 2005, the Company ceased purchasing branded pharmaceuticals from AmerisourceBergen Drug Corporation for its primary supply of pharmaceuticals to our specialty pharmacies. Now, D&K and the generic manufacturers deliver pharmaceuticals to our warehouse in Louisiana where we combine the orders by store and ship the products directly to our specialty pharmacies. These new agreements coupled with the integration of our two operations, we believe, will reduce our cost of goods sold. On July 11, 2005, McKesson Corporation announced that they had signed a definitive agreement to acquire D&K. At this time, we are unable to ascertain if the acquisition of D&K by McKesson will have any impact on the Company’s current prime purchasing agreement.

Ongoing Distribution Operations

The new drug distribution strategy is to focus on distributing higher gross margin specialty pharmaceutical and generic drugs across our existing physician relationships through direct marketing. In addition, the revised strategy emphasizes acquiring new customers - physicians, pharmacies and more specialty healthcare providers - through implementing an inside telephonic sales and marketing method. Historically, DrugMax had limited experience using these sales and marketing strategies; therefore, management cannot determine its potential success in acquiring and deriving revenue and profits until the new strategy is fully operational and a new Customer Relationship Management System (CRM) is deployed later in the second half of 2005.

Subsequent Events

Exit of Business

Subsequent to July 2, 2005, and consistent with our post-merger drug distribution strategy, the Company determined as part of its ongoing Merger integration plan that it would exit the legacy drug distribution business primarily providing wholesale branded pharmaceuticals to independent pharmacies and regional chain stores. The business expected to be exited consists principally of non-core, low margin branded drug distribution wholesale operations which contributed operating losses of approximately $1.3 million and $2.0 million during the three month and six month periods ended July 2, 2005, respectively. The Company believes that by exiting this lower gross margin component of its distribution business, it will improve overall operating company results, while maintaining its core strategy of specialty pharmaceutical distribution. The Company expects to exit this business component during the second half of 2005 and has engaged a nationally known advisor to conduct a sale of this business. The Company expects to reduce its debt through the sale of this business and realize additional proceeds, which would improve working capital. As the Company is in the early stages of this process, it is unable to estimate the gain or loss which may be recorded upon the disposition.

Restructuring

Also subsequent to July 2, 2005, a plan was approved to reduce the Company’s workforce and implement tighter controls over other selling and administrative costs substantially by the end of the third quarter of 2005. The expected annual savings from these reductions is estimated at $1.9 million with approximately $0.6 million realizable in the second half of 2005. The Company expects to record a charge of approximately $220,000 in the third quarter of 2005 principally for severance costs.

Comparison of Operating Results for the Three Months and Six Months ended July 2, 2005 and June 26, 2004.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher than the gross margin for Rx products. The Rx portion of the specialty pharmacy business is dependent upon a number of third party customers that pay a portion or all of the Rx cost on behalf of the customers, (“Third Party Customers”).

Prescriptions generated by Third Party Customers represented approximately 94% of specialty pharmacy’s Rx sales in the three months ended July 2, 2005 and for the three months ended June 26, 2004. Prescriptions generated by Third Party Customers represented approximately 94% of specialty pharmacy’s Rx sales in the six months ended July 2, 2005 and for the six months ended June 26, 2004. Revenues from our drug distribution operations were $28.1 million and $58.8 million for the three months and six months ended April 2, 2005, respectively.

Net Revenues

Net revenue performance is detailed below:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
SPECIALTY PHARMACY OPERATIONS
Net revenues (in millions) (1)	$54.0	$55.8	$110.4	$112.0
Rx % of store net revenues	94.1%	93.7%	94.1%	93.5%
Third party % of Rx net revenues	94.2%	94.1%	94.0%	93.9%
Number of corporate stores	77	76	77	76
Average same store net revenue per store (in millions)	$0.7	$0.7	$1.4	$1.5

DRUG DISTRIBUTION OPERATIONS (2)
Net revenues (in millions) (2)	$28.1	—	$58.8	—

(1)	Store net revenues are net of contractual allowances.
(2)	As described above, we expect to dispose of a portion of our drug distribution operations. This portion represents $19.8 million and $41.0 million of net revenues for the three and six months ended July 2, 2005, respectively.

	Three Months Ended July 2, 2005 versus June 26, 2004	Six Months Ended July 2, 2005 versus June 26, 2004
Net revenues increases (decreases) are as follows (in millions):
Specialty Pharmacy Operations:
Net effect of store openings/closings(1)	$1.0	$1.5
Prescription sales(2)	(2.2)	(1.9)
Non-Rx sales (3)	(0.7)	(1.1)
Drug Distribution Operations (4)	28.1	58.8

Net increase	$26.2	$57.3

(1)	The net effect of store openings/closings represents the difference in revenues by eliminating stores that were not open during the full periods compared.
(2)	Represents the impact of increased lower priced generic prescription product being sold during the periods instead of higher priced brand prescription products partially offset by the effect of price increases.
(3)	The three months and six months ended June 26, 2004 included an additional $0.8 million and $1.4 million, respectively, of net revenues from specialty diabetic sales. These sales were not recurring past May 2004.

(4)	Drug distribution operations revenue was $28.1 million in the three months ended July 2, 2005 versus none in the three months ended June 26, 2004, which was prior to the Merger. Drug distribution operations revenue was $58.8 million in the six months ended July 2, 2005 versus none in the six months ended June 26, 2004, which was prior to the Merger.

Gross Margin

Gross margin was $10.8 million or 13.2% for the three months ended July 2, 2005 compared to $11.7 million or 20.9% for the three months ended June 26, 2004. Gross margin was $23.1 million or 13.7% for the six months ended July 2, 2005 compared to $23.4 million or 20.9% for the six months ended June 26, 2004. The decrease in the gross margin percentage is primarily the result of the inclusion of the lower gross margin drug distribution operations during the three months and six months ended July 2, 2005, which negatively impacted the gross margin percentage by approximately 710 basis points and 700 basis points, respectively. Gross margins associated with our specialty pharmacy operations were $11.0 million or 20.3% for the three months ended July 2, 2005 versus $11.7 million and 20.9% for the three months ended June 26, 2004. Gross margins associated with our specialty pharmacy operations were $22.8 million or 20.7% for the six months ended July 2, 2005 versus $23.4 million and 20.9% for the six months ended June 26, 2004. Gross margins associated with our drug distributions were ($0.2) million or (0.6)% and $0.3 million or 0.5% for the three months and six months ended July 2, 2005, respectively. Gross margin improvements are expected from purchasing synergies that will positively impact the specialty pharmacy operations and will partially offset the decline in gross margin percentage on an overall basis. Information that helps explain our gross margin trend is detailed below:

	Three Months Ended July 2, 2005 versus June 26, 2004	Six Months Ended July 2, 2005 versus June 26, 2004
Gross margin increases (decreases) are as follows (in millions):
Specialty Pharmacy Operations:
Net effect of store openings/closings(1)	$0.2	$0.3
Prescription gross margin	(0.6)	(0.5)
Non-Rx gross margin	(0.3)	(0.4)
Drug Distribution Operations (2)	(0.2)	0.3

Net decrease	$(0.9)	$(0.3)

(1)	The net effect of store openings/closings represents the difference in gross margin by eliminating stores that were not open during the full periods compared.
(2)	Represents gross margin for drug distribution operations for the three months and six months ended July 2, 2005, since no gross margin was recorded for the drug distribution operations in the three months or six months ended June 26, 2004, which was prior to the Merger. Factors which negatively impacted the drug distribution operation gross margins for the three months and six months ended July 2, 2005 included lower than expected rebates and chargebacks, declines in pharmaceutical price increases, competitive selling price pressure as well as the realization of purchasing synergies for only a portion of the three months and six months ended July 2, 2005.

Total Operating Expenses

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense and the gain or loss on disposal of fixed assets and intangible assets. Intangible assets include the amounts allocated to prescription files for prescriptions acquired in previous purchase business combinations of the specialty pharmacy operations. A prescription file refers to the actual prescription maintained by a pharmacy for each prescription filled. Each prescription file has monetary value to a pharmacy because when pharmacies and/or prescription files are sold, the customers are more likely to leave their accounts with the purchaser than to transfer their business to a third-party pharmacy, as such the prescription base is thought of as a repeatable source of revenue. Accordingly, when pharmacies are sold, the number of prescription files is taken into consideration when determining the purchase price of the pharmacy. Intangible assets also include goodwill, trademarks, and authorized distributor licenses which were recorded in connection with the Merger. The authorized distributor licenses permit the drug distribution operations to purchase pharmaceutical products directly from the manufacturers. Total operating expenses were $16.6 million or 20.2% of net revenues for the three months ended July 2, 2005. This compares to $11.8 million, or 21.1% of net revenues for the three months ended June 26, 2004. Total operating expenses were $33.4 million or 19.7% of net revenues for the six months ended July 2, 2005. This compares to $23.8 million, or 21.2% of net revenues for the six months ended June 26, 2004. Information that helps explain our operating expense trend is detailed below:

	Three Months Ended July 2, 2005 versus June 26, 2004		Six Months Ended July 2, 2005 versus June 26, 2004
Operating expenses increases (decreases) are as follows (in millions):
Selling, general and administrative expenses	$4.7	(1)	$8.7	(2)
Gain on disposal of fixed assets and intangible assets (3)	0.0		0.8
Other, net	0.1		0.1

Net increase	$4.8		$9.6

(1)	The increase is mainly due to corporate office expenses of $1.2 million, which includes the costs associated with being a publicly traded Company, the inclusion of drug distribution expenses of $1.4 million and $2.0 million of noncash compensation charges associated with restricted stock and options granted.
(2)	The increase is due to corporate office expenses of $2.7 million, which includes the costs associated with being a publicly traded Company, the inclusion of drug distribution expenses of $2.7 million and $3.9 million of noncash compensation charges associated with restricted stock and options granted. Partially offsetting the increase was a reduction of $0.6 million due to fewer retail stores within the specialty pharmacy operations.
(3)	Gain on disposal of fixed assets and intangible assets related to the sale of six stores during the six months ended June 26, 2004.

Interest Expense, Net

Interest expense, net was $1.4 million and $0.7 million for the three months ended July 2, 2005 and June 26, 2004, respectively. Interest expense, net was $2.2 million and $1.5 million for the six months ended July 2, 2005 and June 26, 2004, respectively. The increase in interest expense relates to increased borrowings under the senior credit facility and interest on the ABDC subordinated notes effective March 21, 2005.

Income Taxes

No income tax benefit has been recorded in any period presented due to the uncertainty of realization of any related deferred tax asset.

Net Loss

We incurred a net loss of $7.2 million for the three months ended July 2, 2005 versus a net loss of $0.9 million for the three months ended June 26, 2004. We incurred a net loss of $12.2 million for the six months ended July 2, 2005 versus a net loss of $1.7 million for the six months ended June 26, 2004. Factors impacting these losses are discussed above.

Net Loss Available to Common Stockholders Per Share

The net loss available to common stockholders per basic and diluted share for the three months ended July 2, 2005 was $0.44 compared to a net loss per basic and diluted share for the three months ended June 26, 2004 of $1.67. The net loss available to common stockholders per basic and diluted share for the six months ended July 2, 2005 was $0.73 compared to a net loss per basic and diluted share for the six months ended June 26, 2004 of $3.37. The weighted average shares used in the calculation of net loss per share for the 2004 period have been restated to give effect to the Merger of DrugMax with FMG. The transaction was accounted for as a reverse Merger, with FMG deemed the accounting acquirer. Accordingly, for periods prior to the Merger, the shares outstanding represent the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis, had the Merger consideration not been distributed to the preferred shareholders based on liquidation values, or approximately 1.3 million shares. For periods subsequent to the Merger, shares outstanding represent actual shares outstanding.

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for the three months and six months ended July 2, 2005 and June 26, 2004. Management does not believe that our business is materially impacted by seasonality; however, significant promotional activities can have a direct impact on sales volume for our distribution operations in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

Senior Credit Facility

On December 9, 2004, we entered into the Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with GECC, which increased the facility from $31 million to $65 million. The $65 million of maximum availability was reduced by $5.5 million of permanent availability, until the March 2005 Amendment discussed below, which increased the permanent availability reduction to $7.5 million. The Senior Credit Facility matures on December 9, 2007. The Senior Credit Facility includes a prepayment penalty of $1,300,000 if paid in full before December 9, 2005, $975,000 if paid in full after December 9, 2005 but before December 9, 2006 and $650,000 if paid after December 9, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. As of July 2, 2005, $42.7 million was outstanding under the Senior Credit Facility and $0.4 million was available for additional borrowings, based on eligible receivables and inventory.

Interest on the revolving credit facility is calculated at either the index rate (as defined) plus an applicable index margin (as defined) or, at our option, at an adjusted monthly LIBOR index rate plus an applicable LIBOR margin (as defined). The applicable index margin as of July 2, 2005 and June 26, 2004 was 2.75% and 3.25%, respectively. The interest rates, including applicable margin, that were used to calculate accrued interest were 6.5% and 5.36% as of July 2, 2005, and June 26, 2004. Interest is payable monthly. The Senior Credit Facility prohibits the payment of dividends in cash.

The Senior Credit Facility requires compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, maximum fixed charge coverage ratio, minimum net worth, minimum inventory turnover, maximum trade receivable days sales outstanding, maximum accounts payable days outstanding and maximum ratio of non-pharmaceutical inventory to total inventory. We violated certain of these covenants as of January 1, 2005 and each subsequent month thereafter through July 31, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such dates was in default on this obligation. We are currently exploring alternative financing and expect to refinance the Senior Credit Facility with a major lender other than the current lender during the third quarter of 2005. However, there is no assurance that we will be able to obtain alternative financing and the lender could demand repayment of the $42.7 million outstanding as of July 2, 2005 and could foreclose upon all or substantially all of our assets and the assets of our subsidiaries.

Subordinated Note and Convertible Debenture

On March 22, 2005, we converted $23.0 million in accounts payable owed to ABDC (after having repaid $6,000,000 on March 23, 2005 in connection with the closing of the new vendor supply agreement) into (a) a subordinated convertible debenture in the original principal amount of $11.5 million (the “Subordinated Convertible Debenture”) and (b) a subordinated promissory note in the original principal amount of $11.5 million (the “Subordinated Note”).

The Subordinated Convertible Debenture and Subordinated Note are guaranteed by DrugMax and certain of DrugMax’s subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, Inc. and Familymeds Holdings, Inc. pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. We also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which we agreed that upon the occurrence of certain defaults and the passage of applicable cure periods we shall be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of our assets to secure the Subordinated Convertible Debenture and the Subordinated Note. Should this occur, we shall be deemed in default of our Senior Credit Facility. However, pursuant to a subordination agreement dated March 21, 2005, ABDC has agreed to subordinate the Subordinated Convertible Debenture, the Subordinated Note, the Guarantees and the Security Agreement to all “Senior Debt.” Senior Debt consists of all senior indebtedness now or hereafter owing, including indebtedness under the Senior Credit Facility and any debt incurred by us to replace or refinance such debt.

Pursuant to the Subordinated Note, principal is due and payable in 20 successive quarterly installments each in the amount of $0.6 million beginning on December 1, 2005 and continuing until September 1, 2010, on which date all outstanding amounts are required to be paid. The Subordinated Note bears interest at a variable rate equal to the prime rate plus 2.0% per annum. The interest rate adjusts on each quarterly payment date based upon the prime rate in effect on each such quarterly payment date; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Interest accrued on the unpaid principal balance of the Subordinated Note is due and payable on each quarterly payment date and interest payments commenced on June 1, 2005. Interest of $0.2 million and $0.3 million was expensed during the three and six months ended July 2, 2005, respectively.

Pursuant to the Subordinated Convertible Debenture, principal is due and payable in 19 successive quarterly installments each in the amount of $0.6 million commencing on March 1, 2006 and continuing until August 15, 2010, on which date all outstanding amounts are required to be paid. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $0.6 million divided by $3.4416 (the “Issue Price”). The Subordinated Convertible Debenture bears interest at a rate which adjust on each quarterly payment date and which is equal to (a) 10%, if the quarterly interest payment is made in common stock or (b) the prime rate on the date the quarterly interest payment is due plus 1% per annum, if the quarterly interest payment is made in cash; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Quarterly interest payments to be paid in common stock through February 28, 2006. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof. The first interest payment of $0.2 million was made on June 1, 2005 by issuing 67,757 shares of common stock. Interest of $0.3 million was expensed during the three and six months ended July 2, 2005.

If common stock is used to make principal and interest payments on the Subordinated Convertible Debenture, and the proceeds ABDC receives upon any sale of our common stock (or the proceeds ABDC would have received upon a sale in the event no shares are sold by ABDC) are less than the principal and interest due, we are required to pay such difference to ABDC in cash on the date of maturity of the Subordinated Convertible Debenture. Through December 31, 2005, ABDC may not sell any shares of the Company’s common stock received that, in the aggregate, exceed 25% of the average trading volume of our common stock for the preceding 10 trading days.

In connection with the Subordinated Convertible Debenture, DrugMax entered into a registration rights agreement dated March 21, 2005 with ABDC pursuant to which we agreed to file a registration statement with the SEC to register the resale of all common stock issuable to ABDC in connection with the

Subordinated Convertible Debenture no later than May 30, 2005. Further on May 26, 2005, ABDC granted us a 45 day extension to file the registration statement. On July 7, 2005, the Company filed a registration statement on Form S-1. The SEC declared the Form S-1 effective on August 10, 2005.

Operating, Investing and Financing Activities

Following are the components of our operating, investing and financing activities for the three months and six months ended July 2, 2005, using the direct cash flow method (in millions):

	For the Six Months Ended July 2, 2005	For the Six Months Ended June 24, 2004
Cash receipts	$171.6	$113.2
Cash paid to suppliers and employees	(182.6)	(112.0)
Interest expense paid	1.8	1.2

Net cash (used in) provided by operating activities	(9.2)	2.4

Cash paid to acquire property and equipment, net	(1.1)	(0.2)
Proceed from sale of prescription files, net	—	0.8

Net cash (used in) provided by investing activities	(1.1)	0.6

Proceeds (payments) on revolving credit facility, net	9.8	(3.3)
Proceeds from the exercise of stock options	0.5	—
Deferred financing	(0.4)	(0.1)
Repayment of promissory notes payable and capital lease obligations, net	(0.7)	—

Net cash provided by (used in) financing activities	9.2	(3.4)

Net decrease in cash and cash equivalents	(1.1)	(0.4)
Cash and cash equivalents, beginning of period	2.3	1.3

Cash and cash equivalents, end of period	$1.2	$0.9

Operating Cash Flows

Net cash (used in) provided by operating activities was ($9.2) million and $2.4 million for the six months ended July 2, 2005 and June 26, 2004, respectively. The decrease is due principally to higher net losses and increased inventory levels, partially offset by $3.9 million of non-cash compensation expense. During the six months ended July 2, 2005 our inventory levels increased by $3.4 million due to our transition to a new primary supplier and the increase in inventory at our warehouse in Louisiana, which now is responsible for providing the majority of the pharmaceutical requirements of our specialty pharmacies.

Investing Cash Flows

Net cash (used in) provided by investing activities was ($1.1) million, and $0.6 million for the three months ended July 2, 2005 and June 26, 2004, respectively. Investing activities during the six months ended July 2, 2005 included capital expenditures of $1.1 million. The $0.8 million of cash provided by investing activities for the six months ended June 26, 2004 relates to the sale of six specialty pharmacy locations.

Financing Cash Flows

Net cash provided by (used in) financing activities was $9.2 million for the six months ended July 2, 2005 and ($3.5) million for the six months ended June 26, 2004, respectively. The increase in financing activities relates to increased borrowings on the company’s Senior Credit Facility.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of July 2, 2005, $42.7 million was outstanding on our revolving credit facility. Borrowings on the line are at a variable rate of interest. Assuming $42.7 million was outstanding on the line for a full year, a 1% change in interest rates would change our interest expense by $0.4 million per annum based on the amount outstanding as of July 2, 2005.

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

As reported in our annual report on Form 10-K for the year ended January 1, 2005 and in our quarterly report on Form 10-Q for the quarter ended July 2, 2005, we disclosed the following material weaknesses with regard to the Company’s drug distribution operations: inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely cutoff and reviews; and inadequate preparation and insufficient review and analysis of certain financial statement account reconciliations.

As a result of those weaknesses identified previously, we have taken specific steps to improve our disclosure controls and procedures at the drug distribution operations including:

•	In March 2005, we hired a new controller to oversee our drug distribution operations in New Castle, Pennsylvania.

•	Closing procedures have been strengthened, including the timely preparation and review of account reconciliations and the performance of cutoff tests.

•	As a result of difficulties encountered during an information system conversion on December 10, 2004 at our drug distribution operations in New Castle, PA, the company engaged an outside consultant with expertise in the newly installed accounting software to assist in the finalization of the conversion process.

As of July 2, 2005, we carried out a re-evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and have determined that other than the matters discussed above, there were no changes in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting as of the date of this report.

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

On March 11, 2002, we filed our answer, affirmative defenses and counterclaim against plaintiffs and HCT Capital Corp. (“HCT”), in which we alleged, among other things, that plaintiffs had breached the Reorganization Agreement by misrepresenting the state of the acquired business, that we were entitled to set off our damages against the shares which the plaintiffs are seeking and further seeking contractual indemnity against the plaintiffs. On April 16, 2002, HCT filed its answer, counterclaim against us and cross-claim against the plaintiffs. In December 2003, we entered into a Settlement Agreement and Release with HCT whereby we unconditionally, fully and finally released each other from any future claims relative to the matter. HCT paid $1,000 to us in consideration for the release. There has been little activity by Messrs. Miller and Fagala with regard to this matter, and we are currently considering how to proceed in light of this inactivity. We intend to vigorously defend the actions filed against us and to pursue our counterclaim. We cannot reasonably estimate any possible future loss or recovery as a result of this matter. While it is known that the plaintiffs are seeking 38,809 shares of our stock and monetary damages for breach of contract and conversion, we are unable to estimate the exact amount of the damages sought by the plaintiffs as they have not yet made a demand for a specific amount of damages. Accordingly, we have made no provision in the accompanying financial statements for resolution of this matter.

On November 12, 2003, prior to the Merger with FMG, Phil & Kathy’s, Inc. d/b/a Alliance Distributors (“Alliance”) served a complaint against us seeking to recover the non-payment of open invoices approximating $2.0 million based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, we filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the sale of twenty allegedly counterfeit bottles of Lipitor by Alliance to us, which we later sold to QK Healthcare, Inc. (“QK”). Alleging that the Lipitor was counterfeit, QK later sued us for breach of contract, violations of the implied warranty of merchantability and fraud. Accordingly, one of our subsidiaries, Valley Drug Company (“Valley”), also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated a lawsuit against Valley by QK in New York. We intend to vigorously defend Alliance’s breach of contract action and prosecute our counterclaim. At January 1, 2005, the amount that we recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. Under our indemnification agreement with Alliance, pursuant to which Alliance is required to indemnify us for all losses, expenses and damages sustained by us as a result of product sold to us by Alliance, and our right to offset our losses, expenses and damages against any amounts due to Alliance, we reduced the payable to Alliance by the cost of the faulty Lipitor sold to us by Alliance plus the settlement and litigation expenses incurred by us directly as a result of the Lipitor, or an aggregate of $0.5 million. We have recorded the foregoing trade payable of $1.5 million as of July 2, 2005, and we believe this estimate is reasonable based on the information we have at this time; however, we cannot reasonably estimate the total future possible loss that we will sustain as a result of the Alliance complaint or the possible recovery through our counterclaim or Valley’s consolidated action.

On May 14, 2003, prior to the Merger with FMG, Discount Rx, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“Discount”), acquired substantially all of Avery Pharmaceutical, Inc.’s (“Avery”) assets (“Avery Assets”) in exchange for assuming certain limited liabilities (the “Assumed Liabilities”) of Avery and issuing a promissory note to Mr. Al Sankary (“Sankary”) in the original principal amount of $318,000 (the “Sankary Note”). The Sankary Note and Avery specifically contemplated that Discount might have to pay certain unknown liabilities in connection with the acquisition in excess of the amount of Assumed Liabilities. Accordingly, the Sankary Note and the Avery Assets permit Discount to “set off” payments due under the Sankary Note against payments made in excess of the Assumed Liabilities. Discount believes the Avery obligations are well in excess of the Assumed Liabilities. On March 26, 2004, Sankary filed a lawsuit against Discount, in the 342 nd Judicial District Court of Tarrant County, Texas (“Sankary Suit”). The complaint in the Sankary Suit alleges that Discount defaulted under the Sankary Note as a result of Discount’s failure to make payments when due to Sankary. In June 2005, the parties settled this matter and the Sankary Suit was dismissed. Under the terms of the settlement agreement, Discount agreed to pay Sankary $275,000 in five (5) monthly installments commencing June 6, 2005 and ending October 6, 2005.

On February 23, 2005, a former employee of DrugMax, James Hostetler, filed suit in the United States District Court for the Northern District of Illinois Eastern Division claiming DrugMax breached a compensation agreement. Specifically, Mr. Hostetler claims he is owed a commission of an unspecified amount as a result of the sale of securities consummated on December 2, 2004. For an aggregate purchase price of $17 million, we sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of our Series A convertible redeemable preferred stock. We have filed our response and intend to defend ourselves vigorously. Management does not believe Mr. Hostetler is entitled to any such commissions as he played no role in the sale of these securities. As a result of the early stage of this proceeding, we cannot currently estimate its outcome and have made no provision in the accompanying financial statements for the resolution of the matter.

On June 8, 2005, a complaint to recover preferential payments previously paid to Valley Drug Company South was filed against Valley Drug Company South by Safescript Pharmacies, Inc. et al in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division. The complaint seeks judgment against Valley Drug Company South in the amount of approximately $874,000. As a result of the early stage of this proceeding, we cannot currently estimate its outcome and have made no provision in the accompanying financial statements for the resolution of the matter.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULT UPON SENIOR SECURITIES.

The Company is in violation of certain restrictive covenants under its senior credit facility as of July 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

DrugMax, Inc.

Date: August 16, 2005	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante
Chief Executive Officer

Date: August 16, 2005	By:	/s/ James E. Searson
James E. Searson
Chief Financial Officer and
Principal Accounting Officer