Form 10-Q
period 2005-09-30
DRUGMAX INC
filed 2005-11-15
CIK 921878

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

As of November 7, 2005 there were 65,545,415 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE NINE MONTHS ENDED OCTOBER 1, 2005

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 1, 2005	January 1, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,361,610	$2,331,552
Trade receivables, net of allowances of approximately $1,723,000 and $3,897,000, respectively	10,023,615	20,570,053
Inventories	23,232,286	34,525,247
Prepaid expenses and other current assets	761,640	1,965,515
Assets held for sale	13,669,098	—

Total current assets	49,048,249	59,392,367

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization of approximately $12,716,000 and $11,707,000, respectively	4,227,497	5,250,684
GOODWILL	20,776,603	19,813,080
OTHER INTANGIBLE ASSETS—Net of accumulated amortization of approximately $17,518,000 and $15,350,000, respectively	8,169,022	10,570,061
OTHER NONCURRENT ASSETS	558,014	571,874

TOTAL	$82,779,385	$95,598,066

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$38,564,679	$32,870,787
Promissory notes payable	1,340,237	2,284,212
Current portion of notes payable	4,157,996	—
Current portion of obligations under capital leases	—	30,092
Accounts payable	25,223,317	26,132,491
Accrued expenses	9,822,714	5,949,342

Total current liabilities	79,108,943	67,266,924

LONG-TERM ACCOUNTS PAYABLE	—	22,425,000
NOTES PAYABLE	19,109,308	—
OTHER LONG-TERM LIABILITIES	167,993	50,854
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.001 par value, 45,000,000 shares authorized; 20,131,032 and 19,483,674 shares issued and outstanding, respectively	20,131	19,484
Additional paid in capital	176,936,482	175,499,012
DrugMax Series A Convertible Preferred Stock, $1,000 par value, 5,000,000 shares authorized, 17,000 shares issued and outstanding; (involuntary liquidation value $17,000,000)	14,935,092	14,026,902
Accumulated deficit	(206,390,171)	(177,841,211)
Unearned compensation	(1,108,393)	(5,848,899)

Total stockholders’ (deficit) equity	(15,606,859)	5,855,288

TOTAL	$82,779,385	$95,598,066

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

NET REVENUES	$51,754,624	$53,449,257	$163,67l,751	$165,475,849

COST OF SALES	41,878,076	42,556,234	130,819,318	131,195,033

Gross margin	9,876,548	10,893,023	32,852,433	34,280,816

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,039,244	10,824,939	41,391,422	33,009,565

DEPRECIATION AND AMORTIZATION	1,107,240	1,178,139	3,419,607	3,590,018

(GAIN) LOSS ON DISPOSAL OF FIXED AND INTANGIBLE ASSETS	(2,334)	(255,056)	6,435	(1,028,204)

OPERATING LOSS	(4,267,602)	(854,999)	(11,965,031)	(1,290,563)

OTHER (EXPENSE) INCOME:
Interest, net	(1,753,661)	(1,164,181)	(3,921,230)	(2,634,245)
Other income	67,781	215,877	353,755	372,838

Total other (expense) income	(1,685,880)	(948,304)	(3,567,475)	(2,261,407)

LOSS FROM CONTINUING OPERATIONS	(5,953,482)	(1,803,303)	(15,532,506)	(3,551,970)

LOSS FROM DISCONTINUED OPERATIONS	(8,581,149)	—	(11,162,748)	—

NET LOSS	(14,534,631)	(1,803,303)	(26,695,254)	(3,551,970)

FMG Redeemable Preferred Stock dividends	—	(1,289,420)	—	(3,882,749)
DrugMax Preferred Stock dividends	400,847	—	(1,853,706)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(14,133,784)	$(3,092,723)	$(28,548,960)	$(7,434,719)

BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations available to common shareholders	$(0.28)	$(2.40)	$(0.88)	$(5.77)
Loss per share from discontinued operations	(0.43)	—	(0.56)	—

Net loss available to common shareholders	$(0.71)	$(2.40)	$(1.44)	$(5.77)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted Shares	20,047,418	1,288,909	19,840,980	1,288,909

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 1, 2005	September 25, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(15,532,506)	$(3,551,970)
Loss from discontinued operations	(11,162,748)	—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,419,607	3,590,018
Stock compensation expense	5,074,006	—
Noncash interest expense	659,269	352,686
Amortization of deferred financing costs	186,953	265,935
Provision for (benefit from) doubtful accounts	120,020	(336,948)
Loss (gain) on disposal of fixed assets and intangible assets	6,435	(1,028,204)
Effect of changes in operating assets and liabilities:
Trade receivables	2,851,288	(690)
Inventories	2,782,993	113,078
Prepaid expenses and other current assets	355,592	(783,981)
Accounts payable	(334,174)	3,774,881
Accrued expenses	1,138,378	(546,566)
Other	130,999	302,272
Changes in assets held for sale	6,210,783	—

Net cash (used in) provided by operating activities	(4,093,105)	2,150,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,450,528)	(416,730)
Proceeds from sale of property and equipment	—	351,387
Proceeds from sale of prescription files	—	752,100

Net cash (used in) provided by investing activities	(1,450,528)	686,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) on revolving credit facility, net	5,693,892	(3,020,540)
Payment of promissory notes payable	(1,218,975)	—
Payment of obligations under capital leases	(30,092)	(29,883)
Payment of deferred financing costs	(434,741)	(117,635)
Proceeds from exercise of stock options	563,607	—

Net cash provided by (used in) financing activities	4,573,691	(3,168,058)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(969,942)	(330,790)

CASH AND CASH EQUIVALENTS—Beginning of period	2,331,552	1,307,094

CASH AND CASH EQUIVALENTS—End of period	$1,361,610	$976,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,279,800	$2,315,638

Noncash transactions—
Payment of DrugMax Series A preferred stock dividends in common stock	$294,194	—

Payment of subordinated notes payable interest in common stock	$520,694	—

Conversion of accounts payable to subordinated notes payable	$23,000,000	—

See accompanying notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of DrugMax, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”). All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 filed with the Securities and Exchange Commission.

The Company’s fiscal year 2005 begins on January 2, 2005 and ends on December 31, 2005. The Company’s fiscal quarters end on the Saturday closest to March 31, June 30 and September 30. Each fiscal quarter is 13 weeks in length. The Company’s third quarter for fiscal year 2005 ended on October 1, 2005.

NOTE B - MERGER, BUSINESS, DISCONTINUED OPERATIONS AND GOING CONCERN

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

The results of operations of DrugMax have been included in the Company’s consolidated statements of operations since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The allocation of the purchase price was finalized during the nine months ended October 1, 2005 resulting in an increase of $963,523 in goodwill (see Note G - Goodwill and Other Intangible Assets).

In connection with the Merger, the Company terminated certain DrugMax employees. Included in a restructuring liability as of the Merger date was total severance obligations of approximately $966,000, $451,000 of which had been paid as of October 1, 2005. Additionally, an accrued lease liability of $85,000 was recorded related to an office location that is no longer used.

In the Merger, the shareholders of FMG (along with certain FMG warrant holders and note holders) received an aggregate of 10,470,507 shares of the Company’s common stock along with warrants to purchase an additional 3,500,090 shares of the Company’s common stock. The exercise price of the warrants is $2.61 per share. In addition, in connection with the Merger, the Company issued an aggregate of 656,047 shares of restricted common stock, along with options to purchase an additional 1,574,369 shares of common stock, to certain employees and directors of FMG who agreed to continue providing services subsequent to the Merger. The exercise price of the stock options is $0.57 per share. The noncash compensation charge recorded during the three months and nine months ended October 1, 2005 relating to the restricted stock and stock options related to the Merger was $1,132,840 and $5,074,006, respectively, which was based on the provisions of the restricted stock and stock option agreements. During the nine months ended October 1, 2005, an additional 38,200 warrants were issued to former FMG shareholders. These additional warrants were valued at $45,426 which was reflected as an adjustment to goodwill during the nine months ended October 1, 2005.

Business—As of October 1, 2005, the Company owned or franchised pharmacy locations in 13 states. As of October 1, 2005 and September 25, 2004 there were 77 and 76 owned locations, respectively, including one home health center and one non-pharmacy mail order center. In addition there are 7 franchised pharmacy locations. The Company is not actively seeking to franchise additional pharmacy locations. Additionally, the Company has two drug distribution centers located in New Castle, Pennsylvania and St. Rose, Louisiana as discussed below.

Discontinued Operations—In August 2005, Hurricane Katrina resulted in the closure of the warehouse facility located in St. Rose, Louisiana. The Company has decided to permanently close the facility. The facility lease expires during October 2006 and estimated remaining lease costs of $0.2 million were accrued as of October 1, 2005. The Company maintains insurance coverage, which provides for reimbursement from losses resulting from property damage, loss of product and losses from business interruption. The Company estimates approximately $0.2 million of inventory was damaged during the hurricane and incurred approximately $0.8 million of incremental costs related to closing the facility and relocating the inventory and operations to our New Castle facility. Additionally, provisions for bad debts of $0.5 million were recorded related to estimated losses resulting from customers whose businesses were affected by the hurricane and the related unamortized customer list asset of $0.5 million was also written off. These costs were expensed and included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the three months and nine months ended October 1, 2005. The Company is currently evaluating the extent of the loss from business interruption and is attempting to recover these costs through insurance claims. No amounts have been recorded related to amounts that may be received from insurance.

Also, during the third quarter of 2005, the Company determined that it would sell certain assets of its wholesale drug distribution business and discontinue operations conducted out of the New Castle, Pennsylvania facility and the operations previously conducted out of the St. Rose, Louisiana facility related to distribution to independent pharmacies. The Company will continue with that portion of the wholesale distribution business related to the distribution of pharmaceuticals directly to physicians and medical clinics. Assets held for sale as of October 1, 2005 were $13.7 million which consisted of net accounts receivable of $4.6 million, net inventories of $8.4 million and other assets of $0.7 million. Net revenues related to discontinued operations were $22.7 million and $80.1 million for the three months and nine months ended October 1, 2005, respectively. The total loss from discontinued operations for the three and nine months ended October 1, 2005 of $8.6 million and $11.2 million, respectively represents the loss from operations of the discontinued operations of $4.8 million and $7.4 million and loss on disposal of the discontinued operations of $3.8 million for each of the periods presented. The loss on disposal of discontinued operations includes asset impairments and accrued lease liabilities related to the New Castle, Pennsylvania facility. There were no revenues recorded for the discontinued operations for 2004 periods as these operations were acquired in the Merger. The assets of the discontinued business have been put up for sale and the Company has engaged a nationally known advisor to conduct a sale of the assets.

The Company expects to complete a sale of the assets before December 31, 2005. All of the proceeds from the sale will be used to pay down the New Credit Facility and the amount available for borrowings will be reduced based on eligible receivables and inventory pledged as collateral.

As a result of the decision to sell certain assets of the drug distribution business, the Company completed impairment analysis of the related long-lived assets. The Company believes the remaining intangible assets of $23.8 million as of October 1, 2005 will be realizable through the distribution business related to the distribution of pharmaceuticals directly to physicians and medical clinics using the contracts acquired in the Merger.

Revenues, operating expenses, and other non-operating costs for the discontinued operations have been excluded from our results from continuing operations and included in our condensed consolidated statements of operations, as loss from discontinued operations for the three months and nine months ended October 1, 2005. The assets of the discontinued operations being sold are included in our condensed consolidated balance sheet as assets held for sale as of October 1, 2005.

Going Concern—The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The report of independent registered public accounting firm for the Company’s January 1, 2005 consolidated financial statements was modified with respect to uncertainties regarding the Company’s ability to continue as a going concern since the Company has a history of operating losses and the Company was in default of covenants on its primary credit facility and lender could demand repayment. Since then the  Company has taken significant action to address these issues including the refinancing of our senior credit facility and the raising of additional equity capital which substantially improve liquidity and the ability to improve profitability through growth. Specifically, on October 12, 2005, the Company entered into a new secured senior credit agreement (see Note C - Subsequent Events) with Wells Fargo Retail Finance, LLC (“WFRF”), which replaced the Senior Credit Facility (see Note H - Debt) for which the Company was in violation of certain financial and other covenants. Also on October 3, 2005 the Company closed on the sale of 44,093,432 shares of the Company’s common stock and warrants to purchase an additional 22,046,715 shares of common stock, for net cash proceeds of $47.4 million, less expenses of $3.8 million (see Note C - Subsequent Events). Management believes that these transactions along with disposition of the discontinued operations and cost reduction initiatives implemented will enable the Company to continue as a going concern.

NOTE C - SUBSEQUENT EVENTS

New Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with WFRF, pursuant to which WFRF provided the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date, the Company terminated its $65.0 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts under the old credit facility including a termination fee of $500,000. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve as of October 31, 2005. While the New Credit Facility currently does not require compliance with financial covenants, the Company has the ability to reduce this reserve by $3.5 million by agreeing to implement one or more financial covenants. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement. Interest on New Credit Facility is calculated at the Prime index rate plus an applicable Prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of October 31, 2005 was 0.25%. As of October 31, 2005, the interest rate, including applicable margin, was 7.00%. Interest is payable monthly.

The New Credit Facility includes usual and customary events of default (subject to applicable grace periods) for facilities of this nature and provides that, upon the occurrence of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the New Credit Facility shall automatically become immediately due and payable, and the lenders’ commitments shall automatically terminate.

Sale of Securities

On September 23, 2005 and September 26, 2005, the Company entered into securities purchase agreements to sell to certain qualified institutional buyers and accredited investors an aggregate of 44,093,432 shares of the Company’s common stock and warrants to purchase an additional 22,046,715 shares of common stock, for an aggregate purchase price of $51,104,340. The sales of the securities were consummated on October 3, 2005 and, therefore, these transactions are not reflected in the accompanying balance sheet as of October 1, 2005. The offering was executed in two traunches at the then current market price. A purchase agreement for the first traunch was executed on September 23, 2005, for an aggregate of $47,814,265. The unit price of the common stock and corresponding warrant to purchase one half share of common stock was $1.1525. These warrants are exercisable until October 2, 2010 at an exercise price of $1.09 per share. A purchase agreement for the second traunch was executed on September 26, 2005, for an aggregate of $3,290,075. The unit price of the common stock and corresponding warrant to purchase one half share of common stock was $1.2625. These warrants are exercisable until October 3, 2010 at an exercise price of $1.20 per share.

The expenses in connection with the private placement were approximately $3,750,000 and were netted against the proceeds in stockholders’ (deficit) equity.

Proceeds from the New Credit Facility and securities sale were used to repay in full the Company’s existing line of credit with GECC and redeem the Series A Preferred Stock as discussed below and are also expected to be used to provide financing for working capital, letters of credit, capital expenditures, potential acquisitions and other general corporate purposes.

Redemption of Preferred A Stock

On September 26, 2005, the Company entered into agreements with its Series A Preferred Stock to have their shares of Series A Preferred Stock redeemed for cash upon the closing of the sale of the common stock and warrants described above. Accordingly, in connection with the closing of the private placement, on October 3, 2005 the Company redeemed the 17,000 shares of Series A Preferred Stock outstanding for 100% of the stated value or $17 million. In addition, the Company issued 488,070 shares of common stock, valued at $844,360, to certain of the holders of its Series A Preferred Stock in connection with the redemption.

In connection with the redemption, the exercise price of the 1,378,374 warrants previously issued to the purchasers of Series A Preferred Stock was reduced to $1.09 per share from $2.80 per share.

Increase in Authorized Shares

On October 3, 2005, the Articles of Incorporation were amended to increase the number of shares of common stock authorized from 45,000,000 to 100,000,000. Additionally, on October 25, 2005, the Articles of Incorporation were further amended to increase the number of shares of common stock authorized from 100,000,000 to 200,000,000.

NOTE D - NET LOSS PER SHARE

For periods prior to the Merger, the weighted average shares outstanding have been computed based on the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis (i.e., if the preferred shares were converted to common shares prior to the Merger) and had the Merger consideration not been distributed to the preferred shareholders based on liquidation values. Based on the exchange ratio, FMG common shareholders would have received 1,288,909 shares of common stock. Accordingly, for periods prior to the Merger, all per share information has been restated to reflect such exchange ratio. 3,253,901 and 672,393 options to purchase common stock for the nine months ended October 1, 2005 and September 25, 2004, respectively, have not been included in the calculation of net loss per share as their effect would have been anti-dilutive.

NOTE E - STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 15”), and its related interpretations in accounting for employee stock compensation and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to account for options issued to non-employees. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value of the awards at the grant dates, consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the change in the Company’s net loss would not have been significant for the periods presented.

No stock options were granted during the nine months ended September 25, 2004. During the nine months ended October 1, 2005, the Company granted 90,000 shares of restricted stock and options to purchase 150,000 shares of common stock at $2.80 per share.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company is required to adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. Determining the exact impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R.

NOTE G - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill and other intangible assets is as follows:

	October 1, 2005		January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets	$25,687,214	$(17,518,192)	$25,919,769	$(15,349,708)
Goodwill	20,776,603	—	19,813,080	—

During the three months ended October 1, 2005, the Company revised the purchase price for additional Merger expenses and also adjusted to purchase price allocation to reflect the fair value of the underlying assets acquired and liabilities assumed. The table below reflects the changes to goodwill:

Goodwill, January 1, 2005	$19,813,080
Adjustments to goodwill:
Additional contract costs required by Merger	936,015
Merger expenses, including warrants issued to FMG shareholders related to the Merger	131,363
Other	(103,855)

Total adjustments to goodwill	963,523

Goodwill, October 1, 2005	$20,776,603

The Merger required the Company to enter into an agreement with a former officer and director which requires payments in excess of market value over a three year period. The incremental costs of approximately $936,000 over the term of the agreement were recorded as goodwill.

The weighted average amortization period for intangible assets is approximately 7.3 years as of October 1, 2005 and January 1, 2005, respectively. Amortization expense related to intangible assets was approximately $686,000 and $630,000 for the three months ended October 1, 2005 and September 25, 2004, respectively. Amortization expense related to other intangible assets was approximately $2,092,000 and $1,912,000 for the nine months ended October 1, 2005 and September 25, 2004, respectively.

Estimated aggregate amortization expense is expected to be $590,000 for the remainder of fiscal year 2005, and $1,830,000, $768,000, $647,000 and $555,000 for the fiscal years 2006, 2007, 2008 and 2009, respectively.

NOTE H - DEBT

Debt at October 1, 2005 and January 1, 2005 consisted of the following:

	October 1, 2005	January 1, 2005
Revolving credit facility	$38,564,679	$32,870,787
Promissory notes payable	1,340,237	2,284,212
Subordinated notes payable(1)	23,267,304	—

Total	$63,172,220	$35,154,999

Long-term accounts payable, including current portion(1)	$—	$23,000,000

(1)
Represents $23.0 million of accounts payable converted to subordinated notes payable on March 21, 2005, and $267,304 as a “Deemed Payment” increase to principal pursuant to the subordinated notes payable agreement.

Revolving Credit Facility

On December 9, 2004, the Company entered into the Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with GECC, which increased the credit facility from $31 million to $65 million. The $65 million of maximum availability was reduced by $7.5 million of permanent availability. The Senior Credit Facility had a maturity date of December 9, 2007. On August 31, 2005, the Company received from GECC an executed letter agreement (the “Amendment”), pursuant to which GECC (a) waived its right to collect default interest for all periods prior to the date of the Amendment, but otherwise reserved all of its rights and remedies resulting from the Company’s default under the Senior Credit Facility, (b) increased the applicable interest margins under the Senior Credit Facility by an average of 1.0% per annum and (c) imposed an additional 1% per annum “PIK” interest, which began to accrue as of August 2005. The Amendment further provided that PIK interest would be due and payable upon the termination of the Senior Credit Facility; however, the requirement would be waived if the Senior Credit Facility was terminated or repaid prior to October 31, 2005. On October 12, 2005, the Company entered into a new Loan and Security Agreement (See Note C-Subsequent Events) with WFRF and terminated the Senior Credit Facility with GECC. The PIK interest was waived upon the termination of the Senior Credit Facility.

Interest on the Senior Credit Facility was calculated at either the index rate (as defined) plus an applicable index margin (as defined) or, at the option of the Company, at an adjusted monthly LIBOR index rate plus an applicable LIBOR margin (as defined). The applicable index margin as of October 1, 2005 and September 25, 2004 was 3.75% and 3.25%, respectively. The interest rates, including applicable margin, that were used to calculate accrued interest were 8.25% and 5.92% as of October 1, 2005, and September 25, 2004, respectively. Interest was payable monthly. The Senior Credit Facility prohibited the payment of dividends in cash. As of October 1, 2005, $38.6 million was outstanding under the Senior Credit Facility and $0.1 million was available for additional borrowings, based on eligible receivables and inventory.

The Senior Credit Facility required monthly compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, maximum fixed charge coverage ratio, minimum net worth, minimum inventory turnover, maximum trade receivable days sales outstanding, maximum accounts payable days outstanding and maximum ratio of non-pharmaceutical inventory to total inventory. The Company violated certain of these covenants as of January 1, 2005 and each subsequent month thereafter through October 1, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such dates was in default on this obligation.

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

The Subordinated Note is due and payable in quarterly installments of $575,000 beginning on December 1, 2005 through September 1, 2010, on which date all outstanding amounts are due. The Subordinated Note bears interest at the prime rate plus 2.0% per annum (8.75% as of October 1, 2005), provided that in no event will the interest rate in effect be less than 5.0% per annum or greater than 10.0% per annum. Interest accrued on the Subordinated Note is payable quarterly and interest payments commenced June 1, 2005. Interest expense of $246,771 and $507,278 was recorded during the three months and nine months ended October 1, 2005, respectively.

The Subordinated Convertible Debenture is due and payable in quarterly installments of $605,263 commencing on March 1, 2006 through August 15, 2010, on which date all outstanding amounts are due. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $605,263 divided by $3.4416 (the “Issue Price”), at the Company’s option. The Subordinated Convertible Debenture bears interest at 10.0%, if the quarterly interest payment is made in common stock or the prime rate plus 1% per annum (7.75% as of October 1, 2005), if the quarterly interest payment is made in cash, provided that in no event will the interest rate in effect be less than 5.0% per annum or greater than 10.0% per annum. Quarterly interest payments are required to be paid in common stock through February 28, 2006. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof. The first interest payment of $233,194 was made on June 1, 2005 through the issuance of 67,757 shares of common stock. The second interest payment of $287,500 was made on September 1, 2005 through the issuance of 83,536 shares of common stock. Interest expense of $290,694 and $616,528 was recorded during the three months and nine months ended October 1, 2005, respectively.

If common stock is used to make principal or interest payments on the Subordinated Convertible Debenture, and the proceeds ABDC receives upon any sale of the Company’s common stock (or the proceeds ABDC would have received upon a sale in the event no shares are sold by ABDC) are less than the principal and interest due, the Company is required to pay such difference to ABDC in cash on the date of maturity of the Subordinated Convertible Debenture. As of October 1, 2005 the Company received notice from ABDC that a shortfall in the value received from the sale of securities received as payment of interest was $267,304. This amount is considered a “Deemed Payment” under the terms of the Subordinated Convertible Debenture and the amount is reflected as a liability in the condensed consolidated balance sheet as of October 1, 2005. Through December 31, 2005, ABDC may not sell any shares of the Company’s common stock received that, in the aggregate, exceed 25% of the average trading volume of the Company’s common stock for the preceding 10 trading days.

In connection with the Subordinated Convertible Debenture, DrugMax entered into a registration rights agreement dated March 21, 2005 with ABDC pursuant to which the Company agreed to file a registration statement with the SEC to register the resale of all common stock issuable to ABDC in connection with the Subordinated Debenture no later than May 30, 2005. Further on May 26, 2005, ABDC granted the Company a 45 day extension to file the registration statement. On July 7, 2005, the company filed a registration statement on Form S-1. The SEC declared the Form S-1 effective on August 10, 2005. The Subordinated Debenture and Subordinated Note are guaranteed by DrugMax and certain of DrugMax’s subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, and Familymeds Holdings, Inc. (the “Debtors”) pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. The Debtors also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which each of the Debtors agreed that upon the occurrence of certain defaults, each Debtor would be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of its assets to secure the Subordinated Debenture and the Subordinated Note. However, pursuant to a subordination agreement dated March 21, 2005, the Subordinated Debenture, the Subordinated Note, the Guarantees and the Security Agreement are subordinated to “Senior Debt.” Senior Debt consists of all senior indebtedness now or hereafter owing, including indebtedness under the Senior Credit Facility and any debt incurred by the Company to replace or refinance such debt.

NOTE I - DRUGMAX SERIES A CONVERTIBLE PREFERRED STOCK

On December 2, 2004, for an aggregate purchase price of $17 million, the Company sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of series A convertible redeemable preferred stock (the “Series A”). These shares were convertible into an aggregate of 4,594,591 shares of the Company’s common stock, based upon an initial conversion price of $3.70 per share. However, in an amendment to the certificate of designation, on July 7, 2005, the conversion price was reduced from $3.70 per share to $2.80 per share and the Series A stock became convertible into an aggregate of 6,071,425 shares of DrugMax common stock. In addition, the investors received warrants to purchase an aggregate of 1,378,374 shares of DrugMax common stock. The exercise price of the warrants was $4.25 per share upon issuance. The exercise price was reduced to $1.09 upon the redemption of the Series A. The warrants are exercisable into common stock and expire on the fifth anniversary of the closing. Midsummer Investment, Ltd. acted as the lead investor in the private placement. First Albany Capital served as the lead placement agent for the transaction and the Maxim Group, LLC served as co-agent.

The Company filed a registration on Form S-3 to register the resale of the shares of common stock issuable upon the conversion of the Series A stock and the exercise of the warrants. The Company was required to maintain the registration effective until all of such shares have been sold or may be sold without volume restrictions pursuant to rule 144. The Form S-3 was declared effective by the SEC on January 19, 2005. The Company’s agreement with the preferred stockholders contained a provision to the effect that if the registration statement ceased for any reason to remain continuously effective or the holders were not permitted to utilize the prospectus therein to resell such registrable securities for 10 consecutive calendar days but no more than an aggregate of 15 calendar days during any 12-month period (the “Event Date”), then in addition to any other rights the holders may have, the Company shall pay to each holder an amount in cash equal to 2% of the aggregate purchase price paid by such holder as partial liquidated damages. Such amounts were to be payable on the Event Date and on each monthly anniversary of the Event Date until such time as the registration statement became effective or until the holders are permitted to utilize the prospectus to resell securities.

Effective April 20, 2005, the Company suspended sales under the previously filed registration statement to resell such securities. Under the terms of the Series A, the investors were entitled to liquidated damages until such time as the registration statement became effective. On July 7, 2005, the Company amended the certificate of designation to reduce the conversion price of the Series A from $3.70 to $2.80 per share. In exchange, investors representing 95% of the Series A shareholders agreed to waive liquidated damages under the registration rights agreement through the date of the amendment and to amend the registration rights agreement to require the filing of a registration statement covering the registrable securities by July 8, 2005 and to require the effectiveness of such registration statement to be no later than October 1, 2005. On July 7, 2005, the Company filed a registration statement on Form S-1. The SEC declared the Form S-1 effective on August 10, 2005. The amount of the liquidated damages owed as of July 2, 2005, $1.0 million, substantially all of which was waived by the shareholders, was recorded as additional DrugMax preferred stock dividends for the three months ended July 2, 2005. A total of $1.1 million was accrued through July 7, 2005 related to liquidated damages and reversed during the three months ended October 1, 2005. The revised conversion price does not represent a beneficial conversion feature.

The Series A contained an increasing-rate dividend as follows: 7% per annum until the fourth anniversary; 9% per annum from the fourth until the fifth anniversary; 11% per annum from the fifth until the sixth anniversary and 14% per annum thereafter. In accordance with SEC Staff Accounting Bulletin Topic 5, Miscellaneous Accounting, Section Q, the Company has recorded a discount of $4,166,000 that would have been amortized over years one through six (the pre-perpetual dividend period), so that the effective rate of the dividend would be consistent for the life of the preferred stock.

On October 3, 2005, the Company redeemed the Series A for cash of $17.0 million and 488,069 shares (see Note C - Subsequent Events).

NOTE J - SEGMENT INFORMATION

The Company operated as one business segment for all periods presented. This segment includes two reporting units: specialty pharmacy operations and drug distribution operations.

NOTE L - INCOME TAXES

The Company incurred net losses for the three months and nine months ended October 1, 2005, and September 25, 2004. No income tax benefit had been recorded in these periods due to uncertainty of realization of deferred tax assets and limitations on net operating losses due to changes in ownership which limit the amount of pre-change losses that can be used in a tax year.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the related notes found elsewhere in this Form 10-Q. This discussion, as well as the notes to our condensed consolidated financial statements, contain forward-looking statements based upon our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Statement Concerning Forward-Looking Statements

Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by DrugMax, Inc., including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, are statements regarding the intent, belief or current expectations, estimates or projections of DrugMax, its directors or its officers about DrugMax and the industry in which it operates, and include among other items, statements regarding (a) DrugMax’s strategies regarding growth and business expansion, including its strategy of building an integrated specialty pharmacy platform with multiple sales channels, (b) DrugMax’s plans to dispose of certain operations, (c) its merger with Familymeds Group, Inc., (d) its financing plans, (e) trends affecting its financial condition or results of operations; and (f) its ability to continue to control costs and to meet its liquidity and other financing needs. Although DrugMax believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,”“estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) management’s ability to sell certain assets of the drug distribution business, (ii) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (iii) the potential effect on pharmacy sales and gross margin rates attributable to the introduction in 2006 of a new Medicare prescription drug benefit and the continued efforts by state Medicaid entities to reduce pharmacy reimbursement rates; (iv) conditions in the capital markets, including the interest rate environment and the availability of capital; (v) changes in the competitive marketplace that could affect DrugMax’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; (vi) management’s ability to increase sales to target physician groups; and (vii) changes regarding the availability and pricing of the products which DrugMax distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available.

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

Overview and Pro Forma Information

DrugMax, Inc. (“DrugMax,” the “Company,” or “we” and other similar pronouns) is a specialty pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc. (“FMG”). We work closely with doctors, patients, managed care providers, medical centers and employers to improve patient outcomes while delivering low cost and effective healthcare solutions. As of October 1, 2005, we operated one drug distribution facility, under the Valley Drug Company name, and 77 specialty pharmacies, including one home health center and one non-pharmacy mail order center, in 13 states under the Arrow Pharmacy & Nutrition Center and Familymeds Pharmacy brand names. Our other distribution facility was closed in September as a result of Hurricane Katrina as discussed below.

During the third quarter, we determined that we will sell certain assets of the drug distribution business and eliminated operations conducted out of the New Castle, Pennsylvania facility and the operations previously conducted out of the St. Rose, Louisiana facility related to distribution to independent pharmacies. We will continue with that portion of the wholesale drug distribution business related to the distribution of pharmaceuticals directly to physicians and medical clinics. Therefore as of October 1, 2005, we consider substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes. See our discussion on discontinued operations elsewhere under “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent to October 1, 2005, we completed a private placement of our common stock, redeemed the Series A and refinanced our senior credit facility as described in more detail below. The following table provides selected pro forma information as of October 1, 2005, reflecting (i) the $47.4 million net proceeds from the sale of securities, (ii) the redemption of the Series A for cash of  $17.0 million, (iii) the issuance of 488,069 shares of common stock valued at the $0.8 million in connection with the Series A redemption, (iv) the $2.1 million difference in the carrying value of the Series A and the aggregate redemption of $17.8 million, (v) the prepayment penalty and other costs associated with the repayment of the old credit facility of $1.1 million and (vi) $20.0 million of cash used to reduce the amount outstanding on the New Credit Facility.

	As of October 1, 2005
	As Reported	Pro Forma
Cash and Cash Equivalents	$1,361,610	$11,710,425
Revolving Credit Facility	38,564,679	19,232,246
Stockholders’ (Deficit) Equity (1)	(15,606,859)	13,661,311

(1) As reported amount includes Drugmax Series A Convertible Preferred Stock of $14,935,092 as of October 1, 2005.

The selected pro forma information presented above should be read in conjunction with, and is qualified in its entirety by, the interim condensed consolidated financial statements, including the notes thereto, of DrugMax, Inc. included herein. The pro forma financial information, while helpful in illustrating the financial characteristics of the transactions described in Note C - Subsequent Events, does not reflect the financial condition of the Company that would have resulted had the financial transactions described above and Note C - Subsequent Events had been consummated on October 1, 2005.

Strategy

General

Our primary strategy is to build an integrated specialty drug pharmacy platform with multiple sales channels including: clinic and apothecary pharmacies, Worksite pharmacies, institutional “closed door” type pharmacies, central fill mail order based pharmacy and a pharmaceutical distribution center focused on physician sales. We believe this can be accomplished through the present base of operations, through additional organic opening of new pharmacies and by acquiring pharmacies. We believe the integration of these types of locations will uniquely enable us to supply specialty drugs to patients, physicians and other healthcare providers.

Our strategy is to locate specialty clinic and apothecary pharmacy operations near or in medical facilities. The strategy is driven by the location concept whereby situating a clinical or specialty type pharmacy near the point of acute or chronic care provides us with a “first capture” opportunity to service patients when they visit their physicians. This also enables us to collaborate with the physician in the therapeutic regimen and may provide opportunities for lower cost generic or alternative pharmaceutical therapy. We have recently placed significant emphasis on the higher cost injectable and orally administered specialty pharmaceuticals. Our focus for the future is increasing pharmacy revenues through these “Specialty Pharmaceuticals.” Many of these patients or special patient groups require central fill and or mail order follow-up care that can be provided through our “closed door” pharmacy or mail order center located in Connecticut. We also supply online web based access to all or most of our services and products through our nationally known website www.familymeds.com.

We offer a comprehensive selection of branded and generic prescription and non-prescription pharmaceuticals, specialty injectables, generic biologics, compounded medicines, healthcare-related products and diagnostic products. These products are used for the treatment of acute or chronic medical conditions and may be purchased through our platforms.

The company strategy also includes selling specialty pharmaceuticals and healthcare products to physicians, home care providers and related healthcare providers including respiratory therapists and nurse practitioners that often re-administer these products to their patient immediately. We are growing this strategy by combining selling access through our existing physician relationships and medically based pharmacies with a central telephonic inside sales force who actively pursues these practitioners as well as new potential practitioner customers. Our unique selling proposition to these practitioners is ease of obtaining product through same day delivery through our onsite pharmacies as well as our ability to supply the pharmaceutical to the physician already prepared “ready to use” and then we would bill their patients payor/insurance carrier or Medicare under part B depending on the type of coverage each patient has. This strategy for distribution of pharmaceuticals will be ongoing and utilizes the combined platforms of our wholesale authorized distribution agreements to obtain the drugs through the proper channel pricing and together with central and decentralized distribution to the practitioner customer depending on the customer needs.

  Specialty Pharmacy Operations

 As of October 1, 2005, we operated 77 corporate pharmacies, one central fill home healthcare product center and franchised seven pharmacies in 13 states. 44 of our pharmacies are located at the point of care between physicians and patients, oftentimes inside medical office buildings or on a medical campus the balance of our locations are usually nearby to medical facilities though more retail accessible. The majority of our revenues from specialty pharmacy operations come from the sale of prescription pharmaceuticals which represented approximately 94% of our net revenues for the nine months ended October 1, 2005 and fiscal year ended January 1, 2005. Our corporate pharmacies provide services to over 400,000 acute or chronically ill patients each year, many with complex specialty and medical product needs.

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

By our estimates there are more than 5,000 locations at or near the point of care available to open additional pharmacies nationwide. Because of our experience with operating pharmacies in these locations, we believe we are uniquely positioned to target these sites and increase our core pharmacy market presence. We also believe that we can grow our specialty pharmacy operations through selective acquisitions. The company is actively pursuing an acquisition strategy since our recently announced new financing. By increasing our store count, through acquisitions or the opening of new pharmacies at or near the point of medical care, we believe we can increase our customer base, expand our geographic reach and improve profitability by leveraging our existing infrastructure.

Our strategy also includes offering our customers or patients multiple sales channels by which they can purchase our products. We offer them the opportunity to purchase a broad array of health-related products online including a comprehensive selection of prescription medications, vitamins and nutritional supplements, home medical equipment, and health and beauty aids directly from our specialty pharmacies, by mail order, and via the Internet. Familymeds.com is the foundation of our Internet offering. This website is one of the few sites certified as a Verified Internet Pharmacy Provider Site (VIPPS) by the National Association of Boards of Pharmacy (NABP). The VIPPS program is a voluntary certification program designed to approve and identify online pharmacies that are appropriately licensed and prepared to practice internet pharmacy. Familymeds.com is the non-prescription Internet commerce partner for select prescription benefit managers (PBMs) including Medco Health. We will continue to pursue opportunities to partner with managed care and others providers to increase our sales through our internet sales channel.

We operate and locate Worksite Pharmacies SM (pharmacies that service a single, defined population) for large employers who are seeking to control overall employee prescription drug benefit expenditures while maintaining high employee satisfaction through improved accessibility. Our Worksite Pharmacies SM offer prescription services exclusively to the employer’s covered population. We can deliver these services at or near the employer’s work site by opening, staffing and managing a pharmacy. Our initial results have proven that this strategy reduces healthcare costs for the employer. Our research has shown that many employers, especially large Fortune 500 companies are seeking more aggressive methods to control healthcare expenditures, especially the pharmacy component of benefits. We have identified key large employers, those with over 2,000 employees in a single location, to be target opportunities for this type of Employer Sponsored Worksite PharmacySM. In late 2004, we opened a Worksite Pharmacy SM in the employee center of the Mohegan Sun Casino in Connecticut with more than 10,000 employees and dependents as potential patients. Through October 1, 2005, our performance at this location has exceeded our expectations.

We have developed special clinical compliance and generic therapeutic programs to attract patients and reduce pharmacy expenditures. We also have active programs designed to improve patient compliance and to reduce costs. We have three major programs, a prescription compliance program called Reliable Refill, a discount plan called Senior Save15 and an automated telephony system designed to notify patients of recalls, provide refill reminders and notify our customers of other important information. Reliable Refill is a compliance program that identifies prescriptions that are due to be filled and schedules them for filling before the patient has run out of the previous prescriptions. Our Senior Save15 program, introduced prior to the Medicare Modernization Act, is our own discount program that gives senior customers access to all of our prescription and over-the-counter products at discounted prices. Our programs are designed to improve medication therapy management among patients with chronic therapeutic needs especially the elderly population. Our data warehouse identifies these patients and allows us to target these patients with special needs. We believe our data warehouse and our medication therapy management programs uniquely position our company as a specialty pharmacy provider.

Although we do not offer franchises for sale at this time, in the case of renewing franchisees, we are subject to the disclosure requirements of the Federal Trade Commission and may be subject to pre-sale disclosure requirements and registration requirements of various state laws regulating the offer and sale of franchises. In addition, with respect to our existing franchisees, we also are subject to certain state laws regulating the franchisor-franchisee relationship. Failure to comply with these regulations could result in substantial financial penalties. As of October 1, 2005, we held franchise agreements for seven stores and are not materially dependent on these agreements. We believe the number of our franchised pharmacy locations will decrease over the next few years.

Medicare Part D

Pharmacy sales trends are expected to continue to grow due, in part, to the Medicare Part D prescription drug benefit which rolls out in calendar 2006. As of January 1, 2006, Medicare beneficiaries will have the opportunity to receive subsidized prescription drug coverage through the Medicare Part D program. The new drug benefit will be delivered by competing plans, and our pharmacies have contracted with each of the major providers to ensure our customers can continue purchasing their prescriptions from our stores. While, the new Medicare drug benefit is entirely voluntary, we believe a significant portion of the Medicare population will enjoy this new benefit. While it is difficult to fully predict the impact on our business, we believe we are well positioned to capture additional prescription sales. However, we expect the gross margin from this business to be less than what the traditional prescription drug plans provide.

Discontinued Operations

In August 2005, Hurricane Katrina resulted in the closure of the warehouse facility located in St. Rose, Louisiana. The Company has decided to permanently close the facility. The facility lease expires during October 2006 and estimated remaining lease costs of $0.2 million were accrued as of October 1, 2005. The Company maintains insurance coverage, which provides for reimbursement from losses resulting from property damage, loss of product and losses from business interruption. The Company estimates approximately $0.2 million of inventory was damaged during the hurricane and incurred approximately $0.8 million of incremental costs related to closing the facility and relocating the inventory and operations to our New Castle facility. Additionally, provisions for bad debts of $0.5 million were recorded related to estimated losses resulting from customers whose businesses were affected by the hurricane and the related unamortized customer list asset of $0.5 million was also written off. These costs were expensed and included in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the three months and nine months ended October 1, 2005. The Company is currently evaluating the extent of the loss from business interruption and is attempting to recover these costs through insurance claims. No amounts have been recorded related to amounts that may be received from insurance.

Also, during the third quarter of 2005, the Company determined that it would sell certain assets of its wholesale drug distribution business and discontinue operations conducted out of the New Castle, Pennsylvania facility and the operations previously conducted out of the St. Rose, Louisiana facility related to distribution to independent pharmacies. The Company will continue with that portion of the wholesale distribution business related to the distribution of pharmaceuticals directly to physicians and medical clinics. Assets held for sale as of October 1, 2005 were $13.7 million which consisted of net accounts receivable of $4.6 million, net inventories of $8.4 million and other assets of $0.7 million. Net revenues related to discontinued operations were $22.7 million and $80.1 million for the three months and nine months ended October 1, 2005, respectively. The total loss from discontinued operations for the three and nine months ended October 1, 2005 of $8.6 million and $11.2 million, respectively represents the loss from operations of the discontinued operations of $4.8 million and $7.4 million and loss on disposal of the discontinued operations of $3.8 million for each of the periods presented. The loss on disposal of discontinued operations includes asset impairments and accrued lease liabilities related to the New Castle, Pennsylvania facility. There were no revenues recorded for the discontinued operations for 2004 periods as these operations were acquired in the Merger. The assets of the discontinued business have been put up for sale and the Company has engaged a nationally known advisor to conduct a sale of the assets.

The Company expects to complete a sale of the assets before December 31, 2005. All of the proceeds from the sale will be used to pay down the New Credit Facility and the amount available for borrowings will be reduced based on eligible receivables and inventory pledged as collateral.

As a result of the decision to sell certain assets of the drug distribution business, the Company completed impairment analysis of the related long-lived assets. The Company believes the remaining intangible assets of $23.8 million as of October 1, 2005 will be realizable through the distribution business related to the distribution of pharmaceuticals directly to physicians and medical clinics using the contracts acquired in the Merger.

Revenues, operating expenses, and other non-operating costs for the discontinued operations have been excluded from our results from continuing operations and included in our condensed consolidated statements of operations, as loss from discontinued operations for the three months and nine months ended October 1, 2005. The assets of the discontinued operations being sold are included in our condensed consolidated balance sheet as assets held for sale as of October 1, 2005.

Comparison of Operating Results for the Three Months and Nine Months ended October 1, 2005 and September 25, 2004.

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

Prescriptions generated by Third Party Customers represented approximately 94% of specialty pharmacy’s Rx sales in the three months ended October 1, 2005 and for the three months ended September 25, 2004. Prescriptions generated by Third Party Customers represented approximately 94% of specialty pharmacy’s Rx sales for the nine months ended October 1, 2005 and September 25, 2004. Revenues from our drug distribution operations (which are included in loss from discontinued operations, net of tax) were $23.4 million and $82.2 million for the three months and nine months ended October 1, 2005, respectively.

Net Revenues

Net revenue performance is detailed below:

	For the Three Months Ended		For the Nine Months Ended
SPECIALTY PHARMACY OPERATIONS	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Net revenues (in millions) (1)	$51.1	$53.4	$161.6	$165.5
Rx % of store net revenues	94.2%	94.8%	94.1%	94.0%
Third party % of Rx net revenues	93.8%	93.7%	94.0%	93.8%
Number of corporate stores	77	76	77	76
Average same store net revenue per store (in millions)	$0.7	$0.7	$2.1	$2.2

DIRECT DISTRIBUTION TO PHYSICIANS
Net revenues (in millions)	$0.6	$—	$2.1	$—

(1)	Store net revenues are net of contractual allowances.

	Three Months Ended October 1, 2005 versus September 25, 2004	Nine Months Ended October 1, 2005 versus September 25, 2004
Net revenue decreases are as follows (in millions):
Specialty Pharmacy Operations:
Net effect of store openings/closings(1)	$(2.3)	$(0.8)
Prescription sales(2)	—	(1.9)
Non-Rx sales (3)	—	(1.2)

Net decrease	$(2.3)	$(3.9)

(1)	The net effect of store openings/closings represents the difference in revenues by eliminating stores that were not open during the full periods compared.

(2)
Represents the impact of increased lower priced generic prescription product being sold during the periods instead of higher priced brand prescription products partially offset by the effect of price increases.

(3)
The nine months ended September 25, 2004 included an additional $1.4 million of net revenues from specialty diabetic sales, which contributed to no decrease in Non-Rx sales for the three months ended September 25, 2004. These sales were nonrecurring post May 2004.

Gross Margin

Gross margin was $9.9 million or 19.1% for the three months ended October 1, 2005 compared to $10.9 million or 20.4% for the three months ended September 25, 2004. Gross margin was $32.9 million or 20.1% for the nine months ended October 1, 2005 compared to $34.3 million or 20.7% for the nine months ended September 25, 2004. The decrease in the gross margin percentage is primarily the result of higher costs of pharmaceuticals during the three months and nine months ended October 1, 2005. Information that helps explain our gross margin trend is detailed below:

	Three Months Ended October 1, 2005 versus September 25, 2004	Nine Months Ended October 1, 2005 versus September 25, 2004
Gross margin decreases are as follows (in millions):
Net effect of store openings/closings(1)	$(0.5)	$(0.1)
Prescription gross margin	(0.6)	(1.1)
Non-Rx gross margin	—	(0.4)

Net decrease	$(1.1)	$(1.6)

(1)	The net effect of store openings/closings represents the difference in gross margin by eliminating stores that were not open during the full periods compared.

Total Operating Expenses

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense and the gain (loss) on disposal of fixed assets and intangible assets. Intangible assets include the amounts allocated to prescription files for prescriptions acquired in previous purchase business combinations. A prescription file refers to the actual prescription maintained by a pharmacy for each prescription filled. Each prescription file has monetary value to a pharmacy because when pharmacies and/or prescription files are sold, the customers are more likely to leave their accounts with the purchaser than to transfer their business to a third-party pharmacy, as such the prescription base is thought of as a repeatable source of revenue. Accordingly, when pharmacies are sold, the number of prescription files is taken into consideration when determining the purchase price of the pharmacy. Intangible assets also include goodwill and authorized distributor licenses which were recorded in connection with the Merger. The authorized distributor licenses permit us to purchase pharmaceutical products directly from the manufacturers. Total operating expenses were $14.1 million or 27.3% of net revenues for the three months ended October 1, 2005. This compares to $11.7 million, or 22.0% of net revenues for the three months ended September 25, 2004. Total operating expenses were $44.8 million or 27.4% of net revenues for the nine months ended October 1, 2005. This compares to $35.6 million, or 21.5% of net revenues for the nine months ended September 25, 2004. Information that helps explain our operating expense trend is detailed below:

	Three Months Ended October 1, 2005 versus September 25, 2004		Nine Months Ended October 1, 2005 versus September 25, 2004
Operating expenses increases (decreases) are as follows (in millions):
Selling, general and administrative expenses	$2.2	(1)	$8.4	(2)
Gain on disposal of fixed assets and intangible assets (3)	0.2		1.0
Depreciation and amortization	—		(0.2)

Net increase	$2.4		$9.2

(1)
The increase is mainly due to corporate support expense of $1.1 million, which include costs associated with compliance in being a publicly traded company and $1.1 million of noncash compensation charges associated with restricted stock and options granted.

(2)
The increase is mainly due to corporate support expense of $3.3 million, which include costs associated with being a publicly traded company and $5.1 million of noncash compensation charges associated with restricted stock and options granted.

(3)	Gain on disposal of fixed assets and intangible assets related to the sale of seven stores during the nine months ended September 25, 2004.

Interest Expense, Net

Interest expense, net was $1.8 million and $1.2 million for the three months ended October 1, 2005 and September 25, 2004, respectively. Interest expense, net was $3.9 million and $2.7 million for the nine months ended October 1, 2005 and September 25, 2004, respectively. The increase in interest expense primarily relates to increased borrowings under the senior credit facility and interest payments due on the ABDC subordinated notes effective March 21, 2005.

Income Taxes

No income tax benefit has been recorded in any period presented due to the uncertainty of realization of any related deferred tax assets.

Loss from Continuing Operations

We incurred a loss from continuing operations of $6.0 million for the three months ended October 1, 2005 versus $1.8 million for the three months ended September 25, 2004. We incurred a loss from continuing operations of $15.5 million for the nine months ended October 1, 2005 versus $3.6 million for the nine months ended September 25, 2004. Factors impacting these losses are discussed above. See Note B - Merger, Business, Discontinued Operations and Going Concern.

Loss from Discontinued Operations

We incurred a loss from discontinued operations of $8.6 million and $11.2 million for the three months and nine months ended October 1, 2005, respectively. We did not incur any losses from discontinued operations for the three months and nine months ended September 25, 2004 as the drug distribution business was acquired through the Merger post September 25, 2004.

Net Loss Available to Common Stockholders Per Share

Net loss available to common stockholders per basic and diluted share for the three months ended October 1, 2005 was $0.71 compared to $2.40 for the three months ended September 25, 2004. Net loss available to common stockholders per basic and diluted share for the nine months ended October 1, 2005 was $1.44 compared $5.77 for the nine months ended September 25, 2004.

Loss from continuing operations available to common shareholders per basic and diluted share for the three months and nine months ended October 1, 2005 was $0.28 and $0.88, respectively, compared to losses from continuing operations available to common shareholders per basic and diluted share for the three months and nine months ended September 25, 2004 of $2.40 and $5.77, respectively. The loss from discontinued operations per basic and diluted share for the three months and nine months ended October 1, 2005 was $0.43 and $0.56, respectively.

Weighted average shares used in the calculation of net loss per share for the 2004 period have been restated to give effect to the Merger of DrugMax and FMG. The transaction was accounted for as a reverse merger, with FMG deemed the accounting acquirer. Accordingly, for periods prior to the Merger, the shares outstanding represent the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis, had the Merger consideration not been distributed to the preferred shareholders based on liquidation value, or approximately 1.3 million shares. For all other periods shares outstanding represent actual shares outstanding.

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for the three months and nine months ended October 1, 2005 and September 25, 2004. Management does not believe that our business is materially impacted by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

New Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. While the credit facility currently does not require compliance with financial covenants, the Company has the ability to reduce this reserve by $3.5 million by agreeing to implement one or more financial covenants. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the Prime index rate plus an applicable Prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable Prime index margin as of October 31, 2005 was 0.25%. As of October 31, 2005, the interest rate, including applicable margin, used to calculate accrued interest was 7.00%. Interest is payable monthly.

The New Credit Facility includes usual and customary events of default (subject to applicable grace periods) for facilities of this nature and provides that, upon the occurrence of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the New Credit Facility shall automatically become immediately due and payable, and the lenders’ commitments shall automatically terminate.

The New Credit Facility includes an early termination fee of $650,000 if paid in full before October 12, 2008. The New Credit Facility is secured by substantially all assets of the Company. As of October 31, 2005, $24.3 million was outstanding on the line and $20.1 million was available for additional borrowings, based on eligible receivables and inventory.

The proceeds of the New Credit Facility were used to repay in full the Company’s existing line of credit with General Electric Capital Corporation (“GECC”) (the “Senior Credit Facility”) and is also expected to be used to provide financing for working capital, letters of credit, capital expenditures, future acquisitions and/or other general corporate purposes.

Sale of Securities

On September 23, 2005 and September 26, 2005, we entered into securities purchase agreements to sell to selling shareholders an aggregate of 44,093,432 shares of our common stock and warrants to purchase 22,046,715 shares of our common stock for an aggregate of $51.1 million. The offering was executed in two traunches at market price as determined by the closing bid price on each day. A purchase agreement for the first traunch was executed on September 23, 2005, for an aggregate of $47.8 million. The unit price of the common stock and corresponding warrant was $1.1525. The warrants are exercisable for a period of five years from the closing date at an exercise price of $1.09 per share. A purchase agreement for the second traunch executed on September 26, 2005, for an aggregate of $3.3 million. The unit price of the common stock and corresponding warrant was $1.2625. The warrants are exercisable for a period of five years from the closing date at an exercise price of $1.20 per share. The Company used a Black Scholes pricing model to determine the fair value of each warrant which was determined to be $0.0625.

The proceeds from the sale of our common stock and warrants were used to redeem $17.0 million of the Series A convertible redeemable preferred stock, to repay $20.0 million of our New Credit Facility, and the remainder is expected to be used for future growth and acquisitions.

Preferred Stock Sale

On December 2, 2004, for an aggregate purchase price of $17 million, we sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of Series A convertible redeemable preferred stock in separate transactions. In addition, the investors received warrants to purchase an aggregate of 1,378,374 shares of our common stock. The exercise price of each warrant is $4.25 per share; the warrants are exercisable into common stock and expire on the fifth anniversary of the closing. Holders of the Series A stock were entitled to receive cumulative dividends, before any dividends are paid to the common stockholders, at the rate per share of 7% per annum until the fourth anniversary, 9% per annum from the fourth anniversary of the closing until the fifth anniversary, 11% per annum from the fifth anniversary of the closing until the sixth anniversary and 14% per annum thereafter. The payment of dividends can be made by delivery of shares of common stock under certain circumstances. Except as provided in the certificate of designation, the shares of Series A stock did not have any voting rights. The holders of the Series A stock may at their option, from time to time, convert their shares into shares of common stock.

Effective April 20, 2005, the Company suspended sales under the previously filed registration statement to resell such securities. Under the terms of the registration agreement, the investors were entitled to liquidated damages until such time as the registration statement was declared effective. On July 7, 2005, we amended the certificate of designation to reduce the conversion price from $3.70 to $2.80. In exchange, investors representing 95% of the preferred shareholders agreed to waive liquidated damages under the registration rights agreement through the date of the amendment and to amend the registration rights agreement to require the filing of a registration statement covering the registrable securities by July 8, 2005 and to require the effectiveness of such registration statement to be no later than October 1, 2005.

On September 26, 2005, the Company entered into agreements with its Series A Preferred Stock to have their shares of Series A Preferred Stock redeemed for cash upon the closing of the sale of the common stock and warrants described above. Accordingly, in connection with the closing of the private placement, on October 3, 2005 the Company redeemed the 17,000 shares of Series A Preferred Stock outstanding for 100% of the stated value or $17 million. In addition, the Company issued 488,070 shares of common stock, valued at $844,360, to certain of the holders of its Series A Preferred Stock in connection with the redemption.

In connection with the redemption, the exercise price of the 1,378,374 warrants previously issued to the purchasers of Series A Preferred Stock was reduced to $1.09 per share from $2.80 per share.

Subordinated Note and Convertible Debenture

On March 22, 2005, we converted $23.0 million in accounts payable owed to AmerisourceBergen Drug Corporation (“ABDC”) (after having repaid $6,000,000 on March 23, 2005 in connection with the closing of the new vendor supply agreement) into (a) a subordinated convertible debenture in the original principal amount of $11.5 million (the “Subordinated Convertible Debenture”) and (b) a subordinated promissory note in the original principal amount of $11.5 million (the “Subordinated Note”). (See Note H to Condensed Consolidated Financial Statements - Debt.)

The Subordinated Convertible Debenture and Subordinated Note are guaranteed by DrugMax and certain of DrugMax’s subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, Inc. and Familymeds Holdings, Inc. pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. We also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which we agreed that upon the occurrence of certain defaults and the passage of applicable cure periods we shall be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of our assets to secure the Subordinated Convertible Debenture and the Subordinated Note. Should this occur, we shall be deemed in default of our Senior Credit Facility. However, pursuant to a subordination agreement dated March 21, 2005, ABDC has agreed to subordinate the Subordinated Convertible Debenture, the Subordinated Note, the Guarantees and the Security Agreement to all “Senior Debt.” Senior Debt consists of all senior indebtedness now or hereafter owing, including indebtedness under the Senior Credit Facility and any debt incurred by us to replace or refinance such debt. On October 12, 2005, in connection with the New Credit Facility, ABDC executed an Assignment and Subordination Agreement with Wells Fargo Retail Finance, LLC. (“WFRF”) whereby the Subordination Agreement was assigned to WFRF and ABDC acknowledged the assignment.

Pursuant to the Subordinated Note, principal is due and payable in 20 successive quarterly installments each in the amount of $0.6 million beginning on December 1, 2005 and continuing until September 1, 2010, on which date all outstanding amounts are required to be paid. The Subordinated Note bears interest at a variable rate equal to the prime rate plus 2.0% per annum. The interest rate adjusts on each quarterly payment date based upon the prime rate in effect on each such quarterly payment date; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Interest accrued on the unpaid principal balance of the Subordinated Note is due and payable on each quarterly payment date and interest payments commenced on June 1, 2005. Interest of $0.3 million and $0.6 million was expensed during the three and nine months ended October 1, 2005, respectively. As of October 1, 2005 the Company received notice from ABDC that a shortfall in the value received from the sale of securities received as payment of interest was $267,304. This amount is considered a “Deemed Payment” under the terms of the Subordinated Convertible Debenture. Through December 31, 2005, ABDC may not sell any shares of the Company’s common stock received that, in the aggregate, exceed 25% of the average trading volume of the Company’s common stock for the preceding 10 trading days.

Pursuant to the Subordinated Convertible Debenture, principal is due and payable in 19 successive quarterly installments each in the amount of $0.6 million commencing on March 1, 2006 and continuing until August 15, 2010, on which date all outstanding amounts are required to be paid. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $0.6 million divided by $3.4416 (the “Issue Price”). The Subordinated Convertible Debenture bears interest at a rate which adjust on each quarterly payment date and which is equal to (a) 10%, if the quarterly interest payment is made in common stock or (b) the prime rate on the date the quarterly interest payment is due plus 1% per annum, if the quarterly interest payment is made in cash; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Quarterly interest payments to be paid in common stock through February 28, 2006. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof. The first interest payment of $0.2 million was made on June 1, 2005 by issuing 67,757 shares of common stock. The second interest payment of $0.3 million was made on September 1, 2005 by issuing 83,536 shares of common stock. Interest of $0.3 million and $0.5 million was expensed during the three months and nine months ended October 1, 2005, respectively.

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

Operating, Investing and Financing Activities

Following are the components of our operating, investing and financing activities for the three months and nine months ended October 1, 2005, using the direct cash flow method (in millions):

	For the Nine Months Ended October 1, 2005 (1)	For the Nine Months Ended September 25, 2004

Cash receipts	$166.5	$165.5
Cash paid to suppliers and employees	(167.3)	(161.1)
Interest expense paid	(3.3)	(2.3)

Net cash (used in) provided by operating activities	(4.1)	2.1

Cash paid to acquire property and equipment, net	(1.4)	(0.1)
Proceed from sale of prescription files, net	—	0.8

Net cash (used in) provided by investing activities	(1.4)	0.7

Proceeds (payments) on revolving credit facility, net	5.7	(3.0)
Proceeds from the exercise of stock options	0.5	—

Deferred financing costs	(0.4)	(0.1)
Repayment of promissory notes payable and capital lease obligations, net	(1.2)	—

Net cash provided by (used in) financing activities	4.6	(3.1)

Net decrease in cash and cash equivalents	(0.9)	(0.3)
Cash and cash equivalents, beginning of period	2.3	1.3

Cash and cash equivalents, end of period	$1.4	$1.0

(1) Includes activities for both continuing operations and discontinued operations.

Operating Cash Flows

Net cash (used in) provided by operating activities was ($4.1) million and $2.1 million for the nine months ended October 1, 2005 and September 25, 2004, respectively. The increase in the use of cash is due principally to increased inventory balances and accounts receivables and payments of accounts and accrued expenses.

Investing Cash Flows

Net cash (used in) provided by investing activities was ($1.4) million, and $0.7 million for the nine months ended October 1, 2005 and September 25, 2004, respectively. Investing activities during the nine months ended October 1, 2005 included capital expenditures of $1.4 million. $0.7 million of cash provided from investing activities for the nine months ended September 25, 2004 relates primarily to the sale of seven specialty pharmacy locations.

Financing Cash Flows

Net cash provided by (used in) financing activities was $4.6 million and ($3.1) million for the nine months ended October 1, 2005 and September 25, 2004, respectively. The increase in financing activities relates to increased borrowings on the Company’s Senior Credit Facility during the nine months ended October 1, 2005, while we had significantly decreased borrowings under the Senior Credit Facility for the nine months ended September 25, 2004.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. Determining the exact impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of October 1, 2005, $38.6 million was outstanding on our revolving credit facility. Borrowings on the revolving credit facility are at a variable rate of interest. Assuming $38.6 million was outstanding on the line for a full year, a 1% change in interest rates would change our interest expense by $0.4 million per annum based on the amount outstanding as of October 1, 2005.

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

As of October 1, 2005, we carried out a re-evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and have determined that other than the matters discussed above, there were no changes in our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting as of the date of this report.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

 There has been no significant change in the status of the legal matters described in the Company’s Annual Report filed with Form 10-K other than as stated below:

On May 14, 2003, prior to the Merger with FMG, Discount Rx, Inc., a Nevada corporation and one of our wholly-owned subsidiaries (“Discount”), acquired substantially all of Avery Pharmaceutical, Inc.’s (“Avery”) assets (“Avery Assets”) in exchange for assuming certain limited liabilities (the “Assumed Liabilities”) of Avery and issuing a promissory note to Mr. Al Sankary (“Sankary”) in the original principal amount of $318,000 (the “Sankary Note”). The Sankary Note and Avery specifically contemplated that Discount might have to pay certain unknown liabilities in connection with the acquisition in excess of the amount of Assumed Liabilities. Accordingly, the Sankary Note and the Avery Assets permit Discount to “set off” payments due under the Sankary Note against payments made in excess of the Assumed Liabilities. Discount believes the Avery obligations are well in excess of the Assumed Liabilities. On March 26, 2004, Sankary filed a lawsuit against Discount, in the 342 nd Judicial District Court of Tarrant County, Texas (“Sankary Suit”). The complaint in the Sankary Suit alleges that Discount defaulted under the Sankary Note as a result of Discount’s failure to make payments when due to Sankary. In June 2005, the parties settled this matter and the Sankary Suit was dismissed. Under the terms of the settlement agreement, Discount agreed to pay Sankary $275,000 in five (5) monthly installments commencing June 6, 2005 and ending October 6, 2005. The final installment was made on October 6, 2005 as stipulated by the settlement agreement.

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

On June 8, 2005, a complaint to recover preferential payments previously paid to Valley Drug Company South was filed against Valley Drug Company South by Safescript Pharmacies, Inc. et al in the United States Bankruptcy Court for the Eastern District of Texas, Tyler Division. The complaint seeks judgment against Valley Drug Company South in the amount of approximately $870,000. On October 24, 2005, the plaintiff filed a motion requesting the court to dismiss this matter. We expect the court to file its order of dismissal in due course.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULT UPON SENIOR SECURITIES.

On December 9, 2004, the Company entered into the Second Amended and Restated Credit Agreement (the “Senior Credit Facility”) with General Electric Capital Corporation (“GECC”). The Senior Credit Facility required monthly compliance with certain restrictive covenants including, but not limited to, minimum EBITDA, maximum capital expenditures, maximum fixed charge coverage ratio, minimum net worth, minimum inventory turnover, maximum trade receivable days sales outstanding, maximum accounts payable days outstanding and maximum ratio of non-pharmaceutical inventory to total inventory. The Company violated certain of these covenants as of January 1, 2005 and each subsequent month thereafter through October 1, 2005, including the EBITDA and net worth financial covenants, and other covenants, and as of such dates was in default on this obligation.

 On October 12, 2005, the Company entered into a Loan and Security Agreement (See Note C to the Condensed Consolidated Financial Statements -Subsequent Events) with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF provided the Company with a senior secured revolving credit facility consisting of up to $65 million (the “New Credit Facility”). Accordingly, on October 12, 2005, the Company terminated its $65 million Amended and Restated Credit Agreement with GECC and in connection therewith repaid all outstanding amounts under the old credit facility to GECC along with a termination fee of $500,000.

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

DrugMax, Inc.

Date: November 15, 2005	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante
Chief Executive Officer, President and Co-Chairman of the Board

Date: November 15, 2005	By:	/s/ James E. Searson
James E. Searson
Senior Vice President, Chief Financial Officer and
Principal Accounting Officer