Form 10-K
period 2005-12-31
DRUGMAX INC
filed 2006-03-31
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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
Common stock, Par value $.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock, $.001 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 2, 2005, as reported on the NASDAQ Stock Market was approximately $31,266,865. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of common stock as of March 21, 2006 was 66,001,855.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be used in connection with the Registrant’s 2006 Annual Meeting of Stockholders, which DrugMax, Inc. expects to file on or before April 30, 2006, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

CAUTIONARY STATEMENTS
Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by DrugMax, Inc., including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, are statements regarding the intent, belief or current expectations, estimates or projections of DrugMax, its directors or its officers about DrugMax and the industry in which it operates, and include among other items, statements regarding (a) DrugMax’s strategies regarding growth and business expansion, including its strategy of building an integrated specialty drug distribution platform with multiple sales channels through both organic growth and acquisitions, (b) its financing needs and plans, including its need for additional capital related to its growth plans(c) trends affecting its financial condition or results of operations. Although DrugMax believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) management’s ability to execute its strategy of growth and business expansion, (ii) management’s ability to identify and integrate new acquisitions, (iii) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies; (iv) conditions in the capital markets, including the interest rate environment and the availability of capital; (v) changes in the competitive marketplace that could affect DrugMax’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs; and (v) changes regarding the availability and pricing of the products which DrugMax distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available. Further information relating to factors that could cause actual results to differ from those anticipated is included under the heading “Risk Factors” contained in this Annual Report on Form 10-K. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. BUSINESS.

Overview

DrugMax, Inc. (“DrugMax,” the “Company,” or “we” and other similar pronouns) is a pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc. (“FMG”) (the “Merger”). Subsequent to the Merger, our operations consisted of pharmacy operations, representing the prior FMG business, and drug distribution operations, representing the prior DrugMax business.

Since the Merger, our strategy has been to reduce our cost of goods sold by integrating our pharmacy operations and our drug distribution operations, reducing our cost of goods sold on generic pharmaceuticals, and increasing our generic and higher margin pharmaceutical sales to existing customers including physician groups, small hospitals and clinics. However, the low gross margin drug distribution operations continued to experience downward pressures on profit margins, particularly with regard to branded pharmaceuticals. Therefore, during the third quarter 2005, we determined that we would discontinue substantially all of our drug distribution operations by selling certain assets of that business and eliminating operations conducted out of the New Castle, Pennsylvania facility and St. Rose, Louisiana facilities related directly to the distribution of pharmaceuticals to independent pharmacies. Accordingly, we considered substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes. In December 2005, we sold certain assets held by Valley Drug Company at the New Castle, Pennsylvania facility. We continue to purchase pharmaceuticals utilizing the authorized distributor agreements and to distribute pharmaceuticals directly to physicians, medical clinics and other health care providers from the St. Rose, Louisiana facility, Valley Drug Company South. This facility was temporarily closed in September 2005 as a result of Hurricane Katrina and reopened in January 2006.

As of December 31, 2005, we operated 77 pharmacies, including one home health center and one non-pharmacy mail order center, in 14 states under the Arrow Pharmacy & Nutrition Center, Familymeds Pharmacy, and Worksite PharmacySM brand names. We work closely with doctors, patients, managed care providers, medical centers and employers to improve patient outcomes while delivering low cost and effective healthcare solutions.

We are incorporated in the state of Nevada and our corporate offices are located at 312 Farmington Avenue, Farmington, CT 06032, telephone (860) 676-1222. Our common stock is listed on Nasdaq Capital Market under the stock symbol “DMAX.” General information, financial news releases and filings with the Securities and Exchange Commission, including annual reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website at www.drugmax.com. The Company is currently considering changing its name from DrugMax, Inc. to Familymeds Group, Inc. to better reflect the Company’s core business. The Company’s Board of Directors has approved this change and the Company intends to seek shareholder approval at its next annual meeting. The Company has reserved the stock symbol “FMRX” in anticipation of this change.

Drug Distribution Discontinued Operations

Net revenues related to the discontinued operations were $103.6 million and $15.3 million for the fiscal year ended December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively. The loss from discontinued operations of $33.0 million and $31.3 million for the fiscal year ended December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively, represents the loss from operations of the discontinued operations of $5.7 million and $0.3 million, respectively and loss on disposal of the discontinued operations of $27.3 million and $31.0 million, respectively. The loss on disposal of discontinued operations includes goodwill and other intangible asset impairments (trademarks and customer lists) of $22.6 million and $31.0 million and other exit losses primarily representing estimated losses on accounts receivable, inventory and vendor chargebacks of $4.7 million and $0 million, for fiscal years ended December 31, 2005 and January 1, 2005, respectively.

As noted above, during the third quarter 2005, we determined that we would discontinue substantially all of our drug distribution operations by selling certain assets of that business and eliminating operations conducted out of the New Castle, Pennsylvania facility and St. Rose, Louisiana facilities related directly to the distribution of pharmaceuticals to independent pharmacies. Accordingly, in December 2005, Rochester Drug Cooperative (“RDC”) acquired select assets from Valley Drug Company, including a customer list, fixtures and equipment located in the Company’s New Castle, Pennsylvania facility. In connection with the sale, RDC assumed certain property leases, customer contracts and other miscellaneous contracts. The total purchase price for these select assets is $655,000, of which $405,000 was received by the closing and $250,000 is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to the assignment of the lease for the New Castle facility to RDC, as discussed below. The Company expects payment of the $250,000 during the second quarter of 2006.

 In addition, RDC agreed to assist the Company with the collection of customer accounts receivable associated with the purchased customer list which was transferred to RDC at closing. Further, the Company allocated Valley Drug Company’s pharmaceutical inventory to the Company’s Familymeds pharmacies and into its continuing distribution business. The Company intends to continue with that portion of the wholesale distribution business related to the distribution of pharmaceuticals directly to physicians, medical clinics, and other health care providers. The total estimated inventory allocated was approximately $7.8 million. Proceeds from the transaction and amounts realized from the collection of accounts receivable and sale of inventory were used to decrease the Company’s borrowings under its credit facility with Wells Fargo Retail Finance, LLC.

In connection with the sale of these assets, the Company and its landlord, Becan Development LLC, agreed to amend the lease for the New Castle, Pennsylvania facility pursuant to the Amendment No. 1 to Lease. The amendment provides that the term of the lease be 5 years, commencing December 21, 2005, with 2 additional 5-year options for renewal, and provides an option to purchase the premises from the landlord. RDC has agreed to enter into a lease assignment and assumption agreement for the amended New Castle lease contingent upon the Company and the landlord securing consents from the PIDA to such assignment. Until such time as the consents are obtained, the parties have agreed to operate under a sublease agreement. The Company’s obligation under the lease was approximately $200,000 annually.

Further as part of the discontinuance of the drug distribution business, the Company wrote off substantially all of the remaining goodwill related to that business resulting from the Merger. Of the $51.8 million of goodwill related to the Merger, $31.0 million was considered impaired and written off as of fiscal year end 2004, and $19.4 million written off during fiscal year 2005 as part of the discontinuance.

Strategy

General

Our primary strategy is to build an integrated specialty drug pharmacy platform with multiple sales channels including: clinic and apothecary pharmacies, Worksite PharmaciesSM, institutional “closed door” type pharmacies, a central fill mail order based pharmacy and a pharmaceutical distribution center focused on medical specialty sales. We believe this can be accomplished through the present base of operations, through additional organic opening of new pharmacies and by acquiring pharmacies. We believe the integration of these types of locations will uniquely enable us to supply specialty drugs and other pharmaceuticals to patients, physicians and other healthcare providers.

Our strategy is to locate specialty clinic and apothecary pharmacy operations near or in medical facilities. The strategy is driven by the location concept whereby situating a clinical or specialty type pharmacy near the point of acute or chronic care provides us with a “first capture” opportunity to service patients when they visit their physicians. This also enables us to collaborate with the physician in the therapeutic regimen and may provide opportunities for generic drug sales or alternative pharmaceutical therapy, which generally provide us with higher profit margins. Many of these patients or special patient groups require central fill and or mail order follow-up care that can be provided through our “closed door” pharmacy or mail order center located in Connecticut. We also supply online web based access to all or most of our services and products through our nationally known website www.familymeds.com.

We offer a comprehensive selection of branded and generic prescription and non-prescription pharmaceuticals, specialty injectables, generic biologics, compounded medicines, healthcare-related products and diagnostic products. These products are used for the treatment of acute or chronic medical conditions and may be purchased through our platforms. Also, we have recently placed significant emphasis on the injectable and orally administered specialty pharmaceuticals. We intend to increase pharmacy revenues through these “Specialty Pharmaceuticals,” which generally are more expensive and provide a higher gross profit.

The company strategy also includes selling specialty pharmaceuticals and healthcare products to physicians, home care providers and related healthcare providers including respiratory therapists and nurse practitioners that often re-administer these products to their patient immediately. We are growing this strategy by combining selling access through our existing physician relationships and medically based pharmacies with a sales force who actively pursues these practitioners as well as new potential practitioner customers. Our unique selling proposition to these practitioners is ease of obtaining product through same day delivery through our onsite pharmacies as well as our ability to supply the pharmaceutical to the physician already prepared and “ready to use.” As part of our service, we bill the physicians/patients payor/insurance carrier or Medicare under part B depending on the type of coverage each patient has. This strategy for distribution of pharmaceuticals will be ongoing and utilizes our wholesale authorized distribution agreements to obtain the drugs through the proper channel pricing and together with central and decentralized distribution to the practitioner customer depending on the customer needs.

Pharmacy Operations

 As of December 31, 2005, we operated 77 corporate pharmacies, including one central fill home healthcare product center and franchised seven pharmacies in 14 states. 43 of our pharmacies are located at the point of care between physicians and patients, oftentimes inside medical office buildings or on a medical campus. The balance of our locations are usually nearby medical facilities though more retail accessible. The majority of our revenues from pharmacy operations come from the sale of prescription pharmaceuticals, which represented approximately 94% of our net revenues for the fiscal year ended December 31, 2005 and fiscal year ended January 1, 2005. Our corporate pharmacies provide services to approximately 400,000 acute or chronically ill patients each year, many with complex specialty and medical product needs.

We operate our pharmacies under the trade names Familymeds Pharmacy (“Familymeds”), Arrow Pharmacy and Nutrition Centers (“Arrow”) and Worksite PharmacySM. Familymeds is primarily used for pharmacies outside of New England. The Familymeds locations were primarily originated by acquiring the base pharmacy business from HMO’s, hospitals and regional independent operators. The locations are primarily clinic size with a small footprint, usually less than 1,500 sq. ft. The Arrow trade name is used in New England where most of the pharmacies were opened as a start-up or re-acquired from former Arrow franchise operators who opened these legacy pharmacy operations as start-ups. These locations are primarily apothecary size, approximately 2,000 sq. ft. and may be more visible as retail type locations, though primarily nearby hospitals or medical campus locations. Our locations in Michigan and certain locations elsewhere throughout our trading area may have a larger footprint to accommodate a comprehensive inventory of nutritional and home medical supplies.

By our estimates there are more than 5,000 locations nationwide at or near the point of care which may be available to open additional pharmacies. Because of our experience with operating pharmacies in similar locations, we believe we are uniquely positioned to target these sites and increase our core pharmacy market presence. We also believe that we can grow our pharmacy operations through selective acquisitions. The company is actively pursuing appropriate acquisitions. By increasing our store count, through acquisitions or the opening of new pharmacies at or near the point of medical care, we believe we can increase our customer base, expand our geographic reach and improve profitability by leveraging our existing infrastructure.

Our strategy also includes offering our customers or patients multiple sales channels by which they can purchase our products. We offer them the opportunity to purchase a broad array of health-related products online including a comprehensive selection of prescription medications, vitamins and nutritional supplements, home medical equipment, and health and beauty aids directly from our pharmacies, by mail order, and via the Internet. Familymeds.com is the foundation of our Internet offering. This website is one of the few sites certified as a Verified Internet Pharmacy Provider Site (VIPPS) by the National Association of Boards of Pharmacy (NABP). The VIPPS program is a voluntary certification program designed to approve and identify online pharmacies that are appropriately licensed and prepared to practice Internet pharmacy. Familymeds.com is the non-prescription Internet commerce partner for select prescription benefit managers (PBMs) including Medco Health. We will continue to pursue opportunities to partner with managed care and others providers to increase our sales through our Internet sales channel.

We operate and locate Worksite Pharmacies SM (pharmacies that service a single, defined population) for large employers who are seeking to control overall employee prescription drug benefit expenditures while maintaining high employee satisfaction through improved accessibility. Our Worksite Pharmacies SM offer prescription services exclusively to the employer’s covered population. We can deliver these services at or near the employer’s work site by opening, staffing and managing a pharmacy. Our initial results have proven that this strategy reduces healthcare costs for the employer. Our research has shown that many employers, especially large Fortune 500 companies are seeking more aggressive methods to control healthcare expenditures, especially the pharmacy component of benefits. We have identified key large employers, those with over 2,000 employees in a single location, to be target opportunities for this type of Employer Sponsored Worksite PharmacySM. Currently, we have a Worksite Pharmacy SM in the employee center of the Mohegan Sun Casino in Connecticut and Scotts Company L.L.C headquarters in Merryville, Ohio. Combined, these employers have more than 14,000 employees and dependents as potential patients.

We have developed programs designed to improve patient compliance and to reduce costs. We have three major programs, a prescription compliance program called Reliable Refill, a discount plan called Senior Save15 and an automated telephony system designed to notify patients of recalls, provide refill reminders and notify our customers of other important information. Reliable Refill is a compliance program that identifies prescriptions that are due to be filled and schedules them for filling before the patient has run out of the previous prescriptions. Our Senior Save15 program, introduced prior to the Medicare Modernization Act, is our own discount program that gives senior customers access to all of our prescription and over-the-counter products at discounted prices. Our programs are designed to improve medication therapy management among patients with chronic therapeutic needs especially the elderly population. Our data warehouse identifies these patients and allows us to target these patients with special needs. We believe our data warehouse and our medication therapy management programs uniquely position our company as a pharmacy provider.

Electronic Prescription Solutions

We are implementing electronic prescription solutions to include the ability to accept delivery of prescriptions through electronic prescribing software and kiosk technologies. Our pharmacies are able to accept delivery of electronic prescription orders and refill authorizations with secure, reliable transmission directly from physician practices. In certain locations such as medical clinics and medical office buildings where we do not have a full-service pharmacy, we are also installing kiosks that allow customers to transmit their prescriptions directly to us for pick up at one of our nearby pharmacies or direct delivery.

Medicare Part D

Pharmacy sales trends are expected to continue to grow due, in part, to the Medicare Part D prescription drug benefit. As of January 1, 2006, Medicare beneficiaries have the opportunity to receive subsidized prescription drug coverage through the Medicare Part D program. The new drug benefit is delivered by competing plans, and our pharmacies have contracted with each of the major providers to ensure our customers can continue purchasing their prescriptions from our stores. While, the new Medicare drug benefit is entirely voluntary, we believe a significant portion of the Medicare population will enjoy this new benefit. While it is difficult to fully predict the impact on our business, we believe we are well positioned to capture additional prescription sales. However, we expect the gross margin from this business to be less than what the traditional prescription drug plans provide.

Industry Overview

The pharmaceutical distribution industry faces numerous challenges and opportunities. While we expect significant growth in this segment of healthcare due to an aging population, the introduction of new pharmaceuticals, rising pharmaceutical prices, increased use of injectable drug therapies, and the expiration of patents for branded pharmaceuticals, we also face challenges due to changes in contracting practices, new Medicare and Medicaid regulations, and third party reimbursement issues.

In recent months, our industry has undergone significant changes driven by various efforts to reduce costs. These changes include changes to Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services. The Medicare Modernization Act, or the MMA, includes a major expansion of the Medicare prescription drug benefit under new Medicare Part D. Beginning in 2006, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of outpatient prescription drugs. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average selling price, or ASP. As the ASP methodology of reimbursement is implemented, it may affect our current AWP based reimbursement structure with our private payors.

While we cannot predict the eventual results of these law changes, the effect of the MMA has been and will be to reduce prices and gross margins on some of the drugs that we distribute. Further, if other third-party payors revise their pricing based on new methods of calculating the AWP, or based on ASP, this could have a material adverse affect on our business, financial condition and results of operation, by reducing the pricing and margins on certain of our products.

While current federal laws prohibit the importation of pharmaceuticals, there is increasing pressure on the FDA to change current law to allow individuals to purchase pharmaceuticals from outside of the United States of America. Legislation has been introduced at the state and federal level advocating such a change. Some of the congressional sponsors of importation legislation say that the bill could lower drug prices for seniors by 30 to 50 percent. If these laws are changed to permit the re-importation of pharmaceuticals into the United States, this could have a negative impact on our results of operations by reducing the pricing and margins of certain of our products.

Despite the potential negative effects of legislation that would permit re-importation, the National Association of Chain Drug Stores (“NACDS”) expects an increase in the number of prescriptions dispensed, going from 3.2 billion in 2003 to nearly 4.5 billion in 2010, yet the supply of all community pharmacists is expected to increase only 9.2% versus an estimated 47% increase in prescriptions. The expected increased demand is expected to favorably benefit us, but if we are unable to successfully attract and retain pharmacists, we may not be able to take full advantage of the increase in sales.

Recently, many states have passed or have proposed laws and regulations that are intended to protect the integrity of the supply channel. These laws and regulations may also restrict our ability to purchase drugs from alternate source supplier and are likely to increase the overall regulatory burden and costs associated with our operations.

New Credit Facility

On October 12, 2005, we entered into a secured senior credit agreement with Wells Fargo Retail Finance, LLC (“WFRF”), which matures in October 2010. Available credit under this facility is based on eligible receivables, inventory and prescription files, as defined in the agreement. The $65 million of maximum availability is reduced by a $7.0 million minimum reserve. While the credit facility currently does not require compliance with financial covenants, the company has the ability to reduce this minimum reserve by agreeing to implement certain financial covenants. As of December 31, 2005, $36.3 million was outstanding on the line and $9.3 million was available for additional borrowings. The New Credit Facility is secured by substantially all of our assets.

Primary Supplier Relationship

In December 2004, we entered into a prime warehouse supplier agreement with D&K Healthcare Resources, Inc. (“D&K”). Under the terms of this agreement, D&K agreed to be our primary supplier of prescription drugs, over-the-counter pharmaceuticals, and other merchandise generally available from D&K. The D&K agreement contains certain volume requirements and has an initial term of two years, through December 2006 and renews automatically for successive one-year periods unless either party provides the other party a written non-renewal notice. Either party may terminate this agreement for material breach, and subsequent failure to cure, including failure to make payments when due. On August 30, 2005 D&K was acquired by McKesson Corporation and our agreement was assumed by McKesson. In December 2005, the agreement was amended to provide five day a week delivery of pharmaceuticals and other merchandise directly to our pharmacy locations.

Competition

The healthcare industry in which we operate is highly competitive. Our failure to compete effectively in this segment may adversely affect our business, financial condition and results of operations. Many of our competitors are offering similar products and services. However, we believe no competitor focuses on establishing services at the point of care similar to our core focus. Some of our competitors have greater resources than we have. These competitive pressures could have a material adverse effect on our business, financial condition or results of operations.

We compete on the basis of breadth of our product lines, marketing programs, support services and pricing. Increased competition may result in price reductions, reduced gross margins and loss of market share. Competitors, many of which have significantly greater financial, technical, marketing and other resources, include:

•	Chain drugstores including CVS, Rite Aid and Walgreen’s;
•	Mass marketers including Target and Wal-Mart;
•	Warehouse clubs including BJ’s, Costco and Sam’s Club;
•	Mail order prescription providers including Express Scripts and Medco;
•	Online drugstores including drugstore.com;
•	Specialty medication providers including Accredo Health and Priority Healthcare; and
•	Specialty pharmaceutical distributors including FloridaInfusion Pharmacy, Allion Healthcare, Inc., and Bioscrip.

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

In recent months, our industry has undergone significant changes driven by various efforts to reduce costs. These changes include changes to Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services. The Medicare Modernization Act, the MMA, includes a major expansion of the Medicare prescription drug benefit under new Medicare Part D. Beginning in 2006, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of outpatient prescription drugs. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average selling price, or ASP. As the ASP methodology of reimbursement is implemented, it may affect our current AWP based reimbursement structure with our private payors.

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

Although we do not offer franchises for sale at this time, in the case of renewing franchisees, we are subject to the disclosure requirements of the Federal Trade Commission and may be subject to pre-sale disclosure requirements and registration requirements of various state laws regulating the offer and sale of franchises. In addition, with respect to our existing franchisees, we also may be subject to certain state laws regulating the franchisor-franchisee relationship. Failure to comply with these regulations could result in substantial financial penalties. As of December 31, 2005, we held franchise agreements for seven stores and are not materially dependent on these agreements.

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

Intellectual Property

We hold various trademarks, trade names, service marks, patents and business licenses that are essential to the operation of our business. These trademarks, service marks and licenses have varying statutory lives and are generally renewable indefinitely. Although we believe that our trademarks and other proprietary products do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Employees

At December 31, 2005, we employed 835 persons, which represent 535 full-time equivalents. Approximately 22% of our employees are pharmacists. Labor unions do not represent any of these employees.

Management

On March 31, 2006, the Company entered into a new employment agreement with Edgardo A. Mercadante, Chairman of the Board, President and Chief Executive Officer. The initial term of Mr. Mercadante’s agreement terminates on November 30, 2008, and is subject to successive, automatic one-year renewals, unless one party notifies the other of its desire not to renew the agreement. The agreement provides an initial salary of approximately $346,000, which represents no change from fiscal year ended December 31, 2005, and for bonuses as determined by the board of directors. For 2006, the employment agreement requires, if the Company achieves the performance levels set by the board, that Mr. Mercadante receive a cash bonus equal to 100% of his salary. Additionally, at the end of the first year of the initial term of the employment, the Company is required to issue to Mr. Mercadante stock options and restricted stock at fair market value and comparable in amounts to those issued to a chief executive officer and chairman of the board of directors of a comparable publicly traded corporation. The agreement also contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit Mr. Mercadante from disclosing certain information belonging to the Company and from competing against the Company. If the employment agreement is terminated other than for cause prior to November 30, 2009, or if the Company fails to renew the agreement at least through November 30, 2009, the Company is required to continue to pay to Mr. Mercadante (or to his estate in the event of termination due to his death) two year’s severance equal to the amount of the compensation and other benefits, to which he was entitled at the time of termination, subject to the terms of the agreement.

Item IA. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained or incorporated by reference in this Form 10-K, before you decide to invest. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In this case, the market price of our common stock could decline, and you could lose all or part of your investment.

There are a large number of shares that are available for future sale; the sale of these shares may depress the market price of our common stock.

Under a registration statement dated November 15, 2005, we have registered the resale of an aggregate of 66,628,217 shares which consists of 44,093,432 shares of common stock and 22,046,715 shares of common stock issuable upon the exercise of warrants, issued to certain qualified institutional buyers and accredited investors pursuant to the securities purchase agreements on September 23, 2005 and September 26, 2005 and an additional 488,070 shares issued to certain former Series A Preferred Shareholders. Under a registration statement dated July 7, 2005, we registered 25,718,731 shares. Accordingly, the two registration statements cover the resale of 92,346,948 shares. Generally, we are required to use our best efforts to keep the registration statements continuously effective until the date which is the earlier of (i) five years after the effectiveness of the registration statements, (ii) such time as all the securities included in the registration statements have been publicly sold; and (iii) such time as all of the shares of the selling shareholders included in the registration statements may be sold pursuant to Rule 144(k) as determined by our counsel pursuant to a written opinion. During the effectiveness of the registration statements, all the shares covered hereby generally will be freely trading. Because we have a relatively small daily trading volume and the sale of any of the foregoing shares in the public markets may materially adversely affect the market price of our common stock. Further, the exercise of the warrants will result in dilution to our shareholders.

We have received a non-compliance letter from Nasdaq.

On March 20, 2006, we received notice from the Nasdaq Stock Market (“NASDAQ”) that for the past 30-consecutive business days, the bid price of our common stock has closed below the $1.00 per share minimum requirement for continued inclusion on the Nasdaq Capital Market under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we will be provided with 180-calendar days, until September 18, 2006, to regain compliance with the minimum bid requirement. If, at any time before September 18, 2006, the bid price the our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide us with written notification that we again comply with Marketplace Rule 4310(c)(4). We intend to monitor the bid price between now and September 18, 2006, and will consider available options if our common stock does not trade at a level likely to result in regained compliance with the minimum bid requirement. There can be no assurance that we will regain compliance.

We have a history of losses. Our independent registered public accounting firm has issued an opinion with an explanatory paragraph discussing the substantial doubt about our ability to continue as a going concern.

We incurred net losses of $54.9 million, $39.8 million and $12.2 million for the years ended December 31, 2005, January 1, 2005, and December 27, 2003, respectively. The opinion from the independent registered public accounting firm on our accompanying consolidated financial statements as of December 31, 2005 and January 1, 2005 and for each of the three years in the period ended December 31, 2005 was modified with respect to the substantial doubt surrounding our ability to continue as a going concern.

The Company’s growth strategy is uncertain and we will require additional capital to implement our growth strategy.

To achieve profitability, among other things, the Company is seeking to open new pharmacies and to acquire existing pharmacies. However, the Company may not succeed in locating and completing accretive acquisitions. Many of the Company’s competitors have greater resources than the Company does to complete such acquisitions. Even if acquired, management may not be able to successfully integrate the new businesses with the Company. Management has limited resources. Further, in order to implement our growth strategy, we will need additional capital resources and may incur, from time to time, additional indebtedness, the terms of which will depend on market and other conditions. We cannot be certain that additional financing will be available to us on acceptable terms, if at all. As a result, we may not be able to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity or debt securities that would reduce the percentage ownership of our then current shareholders. If we do not open additional pharmacies, either through organic growth or through accretive acquisitions, we may not be able to improve our results of operations and financial condition.

Changes to current Medicare laws and the implementation of the Medicare Modernization Act may reduce the amounts paid by these programs. These changes could have a material adverse effect on our gross margins, results of operations and financial condition.

In recent months, our industry has undergone significant changes driven by various efforts to reduce costs. These changes include changes to Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services. The Medicare Modernization Act, the MMA, includes a major expansion of the Medicare prescription drug benefit under new Medicare Part D. Beginning in 2006, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of outpatient prescription drugs. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average selling price, or ASP. As the ASP methodology of reimbursement is implemented, it may affect our current AWP based reimbursement structure with our private payors. While we cannot predict the eventual results of these law changes, we believe the effect of the MMA has been and will be to reduce prices and gross margins on some of the drugs that we distribute. Further, if other third-party payors revise their pricing based on new methods of calculating the AWP, or based on ASP, this could have a material adverse affect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

Our success is dependent upon entering into and maintaining profitable contracts with third-party payors including: health insurers, managed care organizations and pharmacy benefit managers. Changes in reimbursement policies or efforts by payors to recoup payments already made could have an adverse effect on our business, financial condition and results of operations.

We derive a majority of our revenue from health insurers, managed care organizations and pharmacy benefit managers called third-party payors. Our contracts with these organizations enable us to obtain reimbursement on behalf of our customers for the prescription products that they purchase at our pharmacies. If we are unable to maintain existing contracts or obtain additional contracts, we may not be able to obtain reimbursement for prescription products purchased at our retail, mail order and online pharmacies, which could decrease the demand for our services and products and impair our ability to retain and expand our customer base. Furthermore, recent efforts by Medicaid, Medicare and other third-party payors to control costs have resulted in reduced rates of reimbursement for our services. If these trends continue, they could adversely affect our results of operations. Third-party payors also have certain contractual rights permitting them to audit our records to determine if they have overpaid us. Subject to the outcome of the audit, we may be required to reimburse the third-party payor for any overpayments. If we are required to reimburse the payor, it could have a material adverse effect on us.

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

Because many of our pharmacies are located at or near the point of care, our operations are dependent upon the activities of the healthcare providers in our trade area. Changes to the blend of the healthcare providers or to their prescribing practices may adversely affect our business, financial condition or operating results.

Our strategy has been to locate our pharmacies at or near the point of care. As such, we are dependent upon the healthcare providers practicing in our trade areas. We rely on the number of patient visits, the number of prescriptions written, and the types of prescriptions written by the provider. These providers may choose to relocate or close their practices, may limit their patient visits, or may prescribe a mix of products with low gross margins such as branded prescription products. These changes could have a material adverse effect on our business, results of operations and financial condition.

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

Our business could be adversely affected if relations with our primary supplier are terminated; substantially all of our supplier agreements are terminable at will.

In December 2004, we entered into a new primary supplier agreement with D&K Healthcare Resources, Inc. (“D&K”) pursuant to which we are required to purchase primarily all of our products for sale in our pharmacies from D&K. The D&K agreement contains certain volume requirements and has an initial term of two years, through December 2006 and renews automatically for successive one-year periods unless either party provides the other party a written non-renewal notice. Although we purchase products from many different brand name and generic pharmaceutical manufacturers and while we believe that if we were to cease to be able to purchase products directly from D&K, we could secure the same products through other sources, including other distributors; there is a risk that our costs would increase if our primary supplier agreement is terminated. On August 30, 2005 D&K was acquired by McKesson Corporation and our agreement was assumed by McKesson. In December 2005, the agreement was amended to provide five day a week delivery of pharmaceuticals and other merchandise directly to our pharmacy locations.

Our operations are subject to extensive regulations. Changes to these regulations or failure to comply with these regulations may adversely affect our business, financial condition or operating results.

We are subject to extensive federal, state and local licensing and registration laws and regulations with respect to our business, including our pharmacy and franchise operations and the pharmacists we employ. Regulations in these areas often involve subjective interpretation and we do not know if our attempts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. While we believe we have satisfied our licensing and registration requirements and continue to actively monitor our compliance with these requirements, we cannot assure you that such monitoring will be adequate to achieve full compliance. Violations of any of these regulations could result in various penalties, including suspension or revocation of our licenses or registrations, and seizure of our inventory or monetary fines, any of which could adversely affect our operating results. See “Business” And “Governmental Regulation and Legal Uncertainties.”

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES.

As of December 31, 2005, we did not own or hold any legal or equitable interest in any real estate, but instead leased all of our locations, including our corporate headquarters, which is located at 312 Farmington Avenue, in Farmington, Connecticut. Our headquarters contains approximately 30,000 square feet. The lease for our headquarters expires April 30, 2007, with a monthly lease payment of $52,151.

We also lease our various pharmacy locations many of which are within medical complexes. The leases vary as to rental amounts, expiration dates, renewal options and other rental provisions.

We also lease an administrative facility containing approximately 5,216 square feet of office space, located at 25400 US Highway 19 North, Suite 137, Clearwater, Florida 33763. The term of the lease for the Clearwater office is for five years expiring January 14, 2008, with an initial monthly lease payment of $6,303. We are currently subletting this facility and attempting to either permanently sublet this facility or negotiate a termination of this lease.

Our drug distribution operations operated out of two locations, one in New Castle, Pennsylvania and one in St. Rose, Louisiana. The Pennsylvania facility is located at 209 Green Ridge Road, New Castle, Pennsylvania 16105. We lease this premises from Becan Development LLC, a related party. This facility consists of approximately 45,000 square feet of office, warehouse, shipping and distribution space. The property was initially leased pursuant to a lease with a base term of 15 years expiring December 30, 2018, with a monthly lease payment of $17,000. In connection with the sale of select assets from Valley Drug Company located in New Castle, Pennsylvania to Rochester Drug Cooperative (“RDC”) on December 27, 2005, the lease was amended. The amendment provides that the term of the lease be 5 years, commencing December 21, 2005, with 2 additional 5-year options for renewal, and provides an option to purchase the premises from the landlord. RDC has agreed to enter into a lease assignment and assumption agreement for the amended New Castle lease contingent upon the Company and the landlord securing consents from the Pennsylvania Industrial Development Authority (“PIDA”) to such assignment. Until such time as the consents are obtained, the parties have agreed to operate under a sublease agreement.

We also lease our Louisiana facility, which is located at 10016 River Road, St. Rose, Louisiana, 70087, from River Road Real Estate LLC, a related party. The building consists of approximately 39,000 square feet of air-conditioned office and warehouse space. The lease for the St. Rose location is for a term of five years expiring October 2006, and carries a monthly lease payment of $15,000. As a result of Hurricane Katrina, on August 30, 2005, we were forced to temporarily discontinue operations at this facility. The Company reopened this facility in January 2006. The Company is currently evaluating this location and exploring alternative sites.

We believe all of our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3. LEGAL PROCEEDINGS.

We are not presently subject to any material legal proceedings other than as set forth below:

On November 12, 2003, prior to the Merger with FMG, Phil & Kathy’s, Inc. d/b/a Alliance Distributors (“Alliance”) served a complaint against us seeking to recover the non-payment of open invoices approximating $2.0 million based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, we filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the sale of twenty allegedly counterfeit bottles of Lipitor by Alliance to us, which we later sold to QK Healthcare, Inc. (“QK”). Alleging that the Lipitor was counterfeit, QK later sued us for breach of contract, violations of the implied warranty of merchantability and fraud. Accordingly, one of our subsidiaries, Valley Drug Company (“Valley”), also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated a lawsuit against Valley by QK in New York. We intend to vigorously defend Alliance’s breach of contract action and prosecute our counterclaim. At December 31, 2005, the amount that we recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. Under our indemnification agreement with Alliance, pursuant to which Alliance is required to indemnify us for all losses, expenses and damages sustained by us as a result of product sold to us by Alliance, and our right to offset our losses, expenses and damages against any amounts due to Alliance, we reduced the payable to Alliance by the cost of the faulty Lipitor sold to us by Alliance plus the settlement and litigation expenses incurred by us directly as a result of the Lipitor, or an aggregate of $0.5 million. We have recorded the foregoing trade payable of $1.5 million as of December 31, 2005, and we believe this estimate is reasonable based on the information we have at this time; however, we cannot reasonably estimate the total future possible loss that we will sustain as a result of the Alliance complaint or the possible recovery through our counterclaim or Valley’s consolidated action.

On February 23, 2005, a former employee of DrugMax, James Hostetler, filed suit in the United States District Court for the Northern District of Illinois Eastern Division claiming DrugMax breached a compensation agreement. Specifically, Mr. Hostetler claims he is owed a commission of an unspecified amount as a result of the sale of securities consummated on December 2, 2004. We have filed a response and intend to defend ourselves vigorously. Management does not believe Mr. Hostetler is entitled to any such commissions as he played no role in the sale of these securities. As a result of the early stage of this proceeding, we cannot currently estimate its outcome and have made no provision in the accompanying consolidated financial statements for the resolution of the matter.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 27, 2005, stockholders of the Company holding an aggregate of approximately 10,409,476 shares of our common stock (the “Majority Stockholders”), which constituted approximately 51.7% of the issued and outstanding shares of our common stock outstanding as of September 23, 2005, approved by written consent in lieu of a special meeting an amendment to our Amended and Restated Articles of Incorporation to increase our authorized shares of common stock from 100,000,000 to 200,000,000. Previously, on September 7, 2005, our Majority Stockholders approved an amendment to increase our authorized shares of common stock from 45,000,000 to 100,000,000.

The Annual Meeting of the Stockholders of the Company was held on November 16, 2005. At the meeting, the following actions were taken by the stockholders:

•
All of the Company’s directors were reelected as directors to serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

	For	Against	Abstain
Edgardo A. Mercadante	16,170,906		39,631
James E. Searson	16,170,906		39,631
Philip P. Gerbino	16,170,906		39,631
Peter J. Grua	16,170,806		39,731
Mark T. Majeske	16,170,885		39,652
Rakesh K. Sharma	16,170,806		39,731
Jugal K. Taneja	16,170,111		40,426
Laura L. Witt	16,170,806		39,731

•
The proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 received the following votes:

For	Against	Abstain
14,048,653	2,159,883	2,0001

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY.

Our common stock is traded on the Nasdaq Capital Market under the symbol “DMAX.” The following table sets forth the closing high and low bid prices for our common stock on the Nasdaq Capital Market for each calendar quarter during our last three fiscal years, as reported by Nasdaq. Prices represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

	Common Stock
	High	Low
2003
First Quarter	$1.43	$1.00
Second Quarter	$1.85	$1.03
Third Quarter	$2.65	$1.21
Fourth Quarter	$2.80	$1.85
2004
First Quarter	$5.87	$1.99
Second Quarter	$4.96	$4.01
Third Quarter	$4.79	$3.06
Fourth Quarter	$4.04	$3.28
2005
First Quarter	$3.55	$2.98
Second Quarter	$3.25	$2.35
Third Quarter	$2.80	$1.08
Fourth Quarter	$1.73	$1.04

As of December 31, 2005, there were approximately 821 shareholders of record of our common stock and 65,740,436 shares of common stock outstanding. Historically, we have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by our Board of Directors. Our current credit facility prohibits the payment of dividends.

The Company is currently considering changing its name from DrugMax, Inc. to Familymeds Group, Inc. to better reflect the Company’s core business. The Board of Directors approved this change and the Company intends to seek shareholder approval at its next annual meeting. The Company has reserved the stock symbol “FMRX” in anticipation of this change.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information below has been derived from DrugMax’s consolidated financial statements. On November 12, 2004, Familymeds Group, Inc. (“FMG”) merged with DrugMax, Inc. and for accounting purposes FMG was the acquirer. The historical information below is that of FMG and includes financial results for the acquired operations of DrugMax, Inc. for the post-Merger period subsequent to November 12, 2004. See Note 2 of the Notes to Consolidated Financial Statements on page 37, for a discussion of the basis of the presentation and significant accounting policies of the consolidated financial information set forth below. You should read this information in conjunction with DrugMax’s consolidated financial statements and related notes included elsewhere in this Form 10-K. During 2005, we sold or eliminated substantially all of the operations acquired in the Merger. Such operations are classified as discontinued operations below.

The data as of December 31, 2005 and January 1, 2005 and for the years ended December 31, 2005, January 1, 2005 and December 27, 2003 is derived from our audited consolidated financial statements included elsewhere herein and should be read in conjunction with those consolidated financial statements and the related notes contained therein. The data as of December 27, 2003, December 28, 2002 and December 29, 2001 and for the years ended December 27. 2003, December 28, 2002 and December 29, 2001 is derived from our audited consolidated financial statements not included elsewhere herein.

	Fiscal Years Ended
in thousands, except for share amounts	December 31, 2005	January 1, 2005	December 27, 2003	December 28, 2002	December 29, 2001
	(52 weeks) (1)	(53 weeks) (1)	(52 weeks)	(52 weeks)	(52 weeks) (2)(3)
Statements of Operations Data
Net revenues	$216,103	$223,962	$218,015	$223,513	$264,180
Gross margin	42,435	46,614	47,418	46,022	46,695
Selling, general and administrative expenses	54,291	46,202	47,492	47,799	60,246
Depreciation and amortization expense(4)	4,413	4,758	5,297	5,076	9,918
Impairments of long-lived assets(5)	—	260	792	593	18,231
Loss (gain) on disposal of fixed assets and intangible assets	159	(1,027)	(365)	(610)	288
Operating loss	(16,428)	(3,579)	(5,798)	(6,836)	(41,988)
Interest expense(6)	(5,900)	(5,654)	(7,200)	(4,026)	(4,443)
Interest income	84	43	70	13	260
Other income (expense)	392	605	754	1,443	(41)
Loss before cumulative change in accounting principles	(21,852)	(8,585)	(12,174)	(9,406)	(46,212)
Cumulative effect of changes in accounting principles(7)	—	—	—	(710)	—
Loss from continuing operations	(21,852)	(8,585)	(12,174)	(10,116)	(46,212)
Loss from discontinued operations (8)	(33,005)	(31,259)	—	—	—
Net loss	(54,857)	(39,844)	(12,174)	(10,116)	(46,212)
Preferred stock dividends	(4,301)	(10,796)	(5,657)	(5,657)	(5,263)
Net loss available to common stockholders	$(59,158)	$(50,640)	$(17,831)	$(15,773)	$(51,475)
Common Share Data
Basic and diluted loss per share:
Loss available to common shareholders before cumulative changes in accounting principles	$(0.84)	$(5.19)	$(13.83)	$(11.69)	$(40.00)
Cumulative effect of adoption of SFAS No. 141 and SFAS No. 142	—	—	—	(0.55)	—
Loss from continuing operations available to common shareholders	(0.84)	(5.19)	(13.83)	(12.24)	(40.00)
Loss from discontinued operations available to common shareholders	(1.06)	(8.38)	—	—	—
Net loss available to common shareholders	$(1.90)	$(13.57)	$(13.83)	$(12.24)	$(40.00)
Shares used in basic and diluted net loss per share(9)	31,139	3,731	1,289	1,289	1,287
Dividends declared	—	—	—	—	—

	As of
	December 31, 2005	January 1, 2005	December 27, 2003	December 28, 2002	December 29, 2001
Balance Sheet and Other Data
Working capital (deficit) (10)	$(4,346)	$(7,875)	$(37,604)	$4,683	$(19,301)
Total assets	64,027	95,598	44,153	49,319	61,093
Long-term accounts payable (11)	—	22,425	—	—	—
Revolving credit facility and current portion of long-term debt (10)	41,888	35,155	37,696	389	26,797
Long-term debt (12)	18,185	—	—	34,484	4,800
FMG redeemable preferred stock	—	—	109,325	103,668	98,011
Total stockholders’ (deficit) equity	(11,294)	5,855	(133,888)	(116,234)	(100,712)
Store locations:
Corporate-owned	77	77	82	85	93
Franchised	7	8	7	7	19

(1)
Results for substantially all of the drug distribution operations subsequent to the November 12, 2004 Merger are included in discontinued operations. The effect of 53 weeks in the fiscal year ended January 1, 2005 was to increase revenues by $4.0 million.

(2)
In 2001, FMG closed 21 underperforming stores and opened one location. At fiscal year-end 2001, FMG operated 93 corporate-owned locations. In December 2001, FMG decided to close its automated distribution facility.

(3)
Includes amortization of goodwill in the amount of $0.2 million in 2001 and $0.1 million in 2000. In 2002, FMG adopted SFAS No. 142 (Goodwill and Other Intangible Assets) and thus, beginning in 2002, no longer amortizes goodwill.

(4)	Depreciation and amortization expense decreased from fiscal 2001 to fiscal 2002 as a result of the reduction in operations in the e-commerce business.
(5)
Write-downs of long-lived assets in fiscal 2001 includes $4.8 million related to FMG’s automated distribution facility and mail order and e-commerce business, $3.0 million related to impairment of prescription files at underperforming locations and $10.4 million related to a strategic alliance agreement related to the e-commerce business.

(6)
Includes $1.0 million, $1.7 million and $4.3 million of non-cash interest in fiscal 2005, 2004 and 2003, respectively. $4.0 million of the $4.3 million noncash interest expense in fiscal 2003 relates to interest on convertible notes issued to former FMG shareholders, which notes were converted to common stock in connection with the Merger.

(7)	During fiscal 2002, FMG adopted new accounting standards related to goodwill resulting in a charge of $0.9 million and negative goodwill resulting in a benefit of $0.2 million.
(8)
Included in loss from discontinued operations are operating losses of $5.7 million and $0.3 million, impairment write downs of goodwill and other intangible assets of $22.6 million and $31.0 million, and other exit losses, primarily representing estimated losses on accounts receivable, inventory and vendor chargebacks, of $4.7 million and $0 million, for fiscal years ended December 31, 2005 and January 1, 2005, respectively.

(9)
The weighted average shares used in the calculation of net loss per share have been retroactively restated to give effect to the Merger of DrugMax with FMG. The transaction was accounted for as a reverse Merger with FMG deemed the accounting acquirer. Accordingly, for periods prior to the Merger, the shares outstanding represent the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis, had the Merger consideration not been distributed to the preferred shareholders based on liquidation values. For periods subsequent to the Merger, shares outstanding represent actual weighted average shares outstanding.

(10)
December 31, 2005 includes $36.3 million of debt under the revolving credit facility that has a maturity date of October 13, 2010, the current portion of two subordinated notes payable for $4.7 million and $0.9 million of promissory notes payable.

(11)	Represents the long-term portion of the $23.0 million of accounts payable that were converted into two subordinated notes payable on March 21, 2005.
(12)	Represents the long-term portion outstanding on the two subordinated notes payable as of December 31, 2005.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements based upon our current expectations, such as our plans, objectives, expectations and intentions, that involve risks and uncertainties as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion and under Item I.A. - “Risk Factors” and elsewhere in this Form 10-K.

DrugMax, Inc. (“DrugMax,” the “Company,” or “we” and other similar pronouns) is a pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc. (“FMG”) (the “Merger”). Subsequent to the Merger, our operations consisted of pharmacy operations, representing the prior FMG business, and drug distribution operations, representing the prior DrugMax business.

Since the Merger, our strategy has been to reduce our cost of goods sold by integrating our pharmacy operations and our drug distribution operations, reducing our cost of goods sold on generic pharmaceuticals, and increasing our generic and higher margin pharmaceutical sales to existing customers including physician groups, small hospitals and clinics. However, the low gross margin drug distribution operations continued to experience downward pressures on profit margins, particularly with regard to branded pharmaceuticals. Therefore, during the third quarter 2005, we determined that we would discontinue substantially all of our drug distribution operations by selling certain assets of that business and eliminating operations conducted out of the New Castle, Pennsylvania facility and St. Rose, Louisiana facilities related directly to the distribution of pharmaceuticals to independent pharmacies. Accordingly, we considered substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes. In December 2005, we sold certain assets held by Valley Drug Company and the New Castle, Pennsylvania facility. We continue to purchase pharmaceuticals utilizing the authorized distributor agreements and distribute pharmaceuticals directly to physicians, medical clinics and other health care providers from the St. Rose, Louisiana facility, Valley Drug Company South. This facility was temporarily closed in September 2005 as a result of Hurricane Katrina and reopened in January 2006.

As of December 31, 2005, we operated 77 pharmacies, including one home health center and one non-pharmacy mail order center, in 14 states under the Arrow Pharmacy & Nutrition Center, Familymeds Pharmacy, and Worksite PharmacySM brand names. We work closely with doctors, patients, managed care providers, medical centers and employers to improve patient outcomes while delivering low cost and effective healthcare solutions.

Drug Distribution Discontinued Operations

Net revenues related to the discontinued operations were $103.6 million and $15.3 million for the fiscal year ended December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively. The loss from discontinued operations of $33.0 million and $31.3 million for the fiscal year ended December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively, represents the loss from operations of the discontinued operations of $5.7 million and $0.3 million, respectively and loss on disposal of the discontinued operations of $27.3 million and $31.0 million, respectively. The loss on disposal of discontinued operations includes goodwill and other intangible asset impairments (trademarks and customer list) of $22.6 million and $31.0 million and other exit losses primarily representing estimated losses on accounts and notes receivable, inventory, and vendor chargebacks of $4.7 million and $0 million, for fiscal years ended December 31, 2005, and January 1, 2005, respectively.

As noted above, during the third quarter 2005, we determined that we would discontinue substantially all of our drug distribution operations by selling certain assets of that business and eliminating operations conducted out of the New Castle, Pennsylvania facility and St. Rose, Louisiana facilities related directly to the distribution of pharmaceuticals to independent pharmacies. Accordingly, in December 2005, Rochester Drug Cooperative (“RDC”) acquired select assets from Valley Drug Company, including a customer list, fixtures and equipment located in the Company’s New Castle, Pennsylvania facility. In connection with the sale, RDC assumed certain property leases, customer contracts and other miscellaneous contracts. The total purchase price for these select assets is $655,000, of which $405,000 was received by the closing and $250,000 is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to the assignment of the lease for the New Castle facility to RDC, as discussed below. The Company expects payment of the $250,000 during the second quarter of 2006.

In addition, RDC agreed to assist the Company with the collection of customer accounts receivable associated with the purchased customer list which was transferred to RDC at closing. Further, the Company allocated Valley Drug Company’s pharmaceutical inventory to the Company’s Familymeds pharmacies and into its continuing distribution business. The Company intends to continue with that portion of the wholesale distribution business related to the distribution of pharmaceuticals directly to physicians, medical clinics, and other health care providers. The total estimated inventory allocated was approximately $7.8 million. Proceeds from the transaction and amounts realized from the collection of accounts receivable and sale of inventory were used to decrease the Company’s borrowings under its credit facility with Wells Fargo Retail Finance, LLC.

In connection with the sale of these assets, the Company and its landlord, Becan Development LLC, agreed to amend the lease for the New Castle, Pennsylvania facility pursuant to the Amendment No. 1 to Lease. The amendment provides that the term of the lease be 5 years, commencing December 21, 2005, with 2 additional 5-year options for renewal, and provides an option to purchase the premises from the landlord. RDC has agreed to enter into a lease assignment and assumption agreement for the amended New Castle lease contingent upon the Company and the landlord securing consents from the PIDA to such assignment. Until such time as the consents are obtained, the parties have agreed to operate under a sublease agreement. The Company’s obligation under the lease was approximately $200,000 annually.

Further as part of the discontinuance of the drug distribution business, the Company wrote off substantially all of the remaining goodwill related to that business resulting from the Merger. Of the $51.8 million of goodwill recorded as a result of the Merger, $31.0 million was considered impaired and written off as of fiscal year end 2004, and $19.4 million was written off as of fiscal year-end 2005 as part of the discontinuance.

Strategy

General

Our primary strategy is to build an integrated specialty drug pharmacy platform with multiple sales channels including: clinic and apothecary pharmacies, Worksite PharmaciesSM, institutional “closed door” type pharmacies, a central fill mail order based pharmacy and a pharmaceutical distribution center focused on medical specialty sales. We believe this can be accomplished through the present base of operations, through additional organic opening of new pharmacies and by acquiring pharmacies. We believe the integration of these types of locations will uniquely enable us to supply specialty drugs and other pharmaceuticals to patients, physicians and other healthcare providers.

Our strategy is to locate specialty clinic and apothecary pharmacy operations near or in medical facilities. The strategy is driven by the location concept whereby situating a clinical or specialty type pharmacy near the point of acute or chronic care provides us with a “first capture” opportunity to service patients when they visit their physicians. This also enables us to collaborate with the physician in the therapeutic regimen and may provide opportunities for generic drug sales or alternative pharmaceutical therapy, which generally provide us with higher profit margins. Many of these patients or special patient groups require central fill and or mail order follow-up care that can be provided through our “closed door” pharmacy or mail order center located in Connecticut. We also supply online web based access to all or most of our services and products through our nationally known website www.familymeds.com.

We offer a comprehensive selection of branded and generic prescription and non-prescription pharmaceuticals, specialty injectables, generic biologics, compounded medicines, healthcare-related products and diagnostic products. These products are used for the treatment of acute or chronic medical conditions and may be purchased through our platforms. Also, we have recently placed significant emphasis on the injectable and orally administered specialty pharmaceuticals. We intend to increase pharmacy revenue through these “Specialty Pharmaceuticals,” which generally are more expensive and provide a higher gross profit.

The company strategy also includes selling specialty pharmaceuticals and healthcare products to physicians, home care providers and related healthcare providers including respiratory therapists and nurse practitioners that often re-administer these products to their patient immediately. We are executing this strategy by combining selling access through our existing physician relationships and medically based pharmacies with a sales force who actively pursues these practitioners as well as new potential practitioner customers. Our unique selling proposition to these practitioners is ease of obtaining product through same day delivery through our onsite pharmacies as well as our ability to supply the pharmaceutical to the physician already prepared and “ready to use.” As part of our service, we bill the physicians/patients payor/insurance carrier or Medicare under part B depending on the type of coverage each patient has. This strategy for distribution of pharmaceuticals will be ongoing and utilizes our wholesale authorized distribution agreements to obtain the drugs through the proper channel pricing and together with central and decentralized distribution to the practitioner customer depending on the customer needs.

Pharmacy Operations

 As of December 31, 2005, we operated 77 corporate pharmacies, including one central fill home healthcare product center and franchised seven pharmacies in 14 states. 43 of our pharmacies are located at the point of care between physicians and patients, oftentimes inside medical office buildings or on a medical campus. The balance of our locations are usually nearby medical facilities though more retail accessible. The majority of our revenues from pharmacy operations come from the sale of prescription pharmaceuticals, which represented approximately 94% of our net revenues for the fiscal year ended December 31, 2005 and fiscal year ended January 1, 2005. Our corporate pharmacies provide services to approximately 400,000 acute or chronically ill patients each year, many with complex specialty and medical product needs.

We operate our pharmacies under the trade names Familymeds Pharmacy (“Familymeds”), Arrow Pharmacy and Nutrition Centers (“Arrow”) and Worksite PharmacySM. Familymeds is primarily used for pharmacies outside of New England. The Familymeds locations were primarily originated by acquiring the base pharmacy business from HMO’s, hospitals and regional independent operators. The locations are primarily clinic size with a small footprint, usually less than 1,500 sq. ft. The Arrow trade name is used in New England where most of the pharmacies were opened as a start-up or re-acquired from former Arrow franchise operators who opened these legacy pharmacy operations as start-ups. These locations are primarily apothecary size, approximately 2,000 sq. ft. and may be more visible as retail type locations, though primarily nearby hospitals or medical campus locations. Our locations in Michigan and certain locations elsewhere throughout our trading area may have a larger footprint to accommodate a comprehensive inventory of nutritional and home medical supplies.

By our estimates, there are more than 5,000 locations nationwide at or near the point of care which may be available to open additional pharmacies. Because of our experience with operating pharmacies in similar locations, we believe we are uniquely positioned to target these sites and increase our core pharmacy market presence. We also believe that we can grow our pharmacy operations through selective acquisitions. The company is actively pursuing appropriate acquisitions along with additional capital resources. By increasing our store count, through acquisitions or the opening of new pharmacies at or near the point of medical care, we believe we can increase our customer base, expand our geographic reach and improve profitability by leveraging our existing infrastructure.

Our strategy also includes offering our customers or patients multiple sales channels by which they can purchase our products. We offer them the opportunity to purchase a broad array of health-related products online including a comprehensive selection of prescription medications, vitamins and nutritional supplements, home medical equipment, and health and beauty aids directly from our pharmacies, by mail order, and via the Internet. Familymeds.com is the foundation of our Internet offering. This website is one of the few sites certified as a Verified Internet Pharmacy Provider Site (VIPPS) by the National Association of Boards of Pharmacy (NABP). The VIPPS program is a voluntary certification program designed to approve and identify online pharmacies that are appropriately licensed and prepared to practice Internet pharmacy. Familymeds.com is the non-prescription Internet commerce partner for select prescription benefit managers (PBMs) including Medco Health. We will continue to pursue opportunities to partner with managed care and others providers to increase our sales through our Internet sales channel.

We operate and locate Worksite Pharmacies SM (pharmacies that service a single, defined population) for large employers who are seeking to control overall employee prescription drug benefit expenditures while maintaining high employee satisfaction through improved accessibility. Our Worksite Pharmacies SM offer prescription services exclusively to the employer’s covered population. We can deliver these services at or near the employer’s work site by opening, staffing and managing a pharmacy. Our initial results have proven that this strategy reduces healthcare costs for the employer. Our research has shown that many employers, especially large Fortune 500 companies are seeking more aggressive methods to control healthcare expenditures, especially the pharmacy component of benefits. We have identified key large employers, those with over 2,000 employees in a single location, to be target opportunities for this type of Employer Sponsored Worksite PharmacySM. Currently, we have a Worksite Pharmacy SM in the employee center of the Mohegan Sun Casino in Connecticut and Scotts Company L.L.C headquarters in Merryville, Ohio. Combined, these employers have more than 14,000 employees and dependents as potential patients.

We have developed programs designed to improve patient compliance and to reduce costs. We have three major programs, a prescription compliance program called Reliable Refill, a discount plan called Senior Save15 and an automated telephony system designed to notify patients of recalls, provide refill reminders and notify our customers of other important information. Reliable Refill is a compliance program that identifies prescriptions that are due to be filled and schedules them for filling before the patient has run out of the previous prescriptions. Our Senior Save15 program, introduced prior to the Medicare Modernization Act, is our own discount program that gives senior customers access to all of our prescription and over-the-counter products at discounted prices. Our programs are designed to improve medication therapy management among patients with chronic therapeutic needs especially the elderly population. Our data warehouse identifies these patients and allows us to target these patients with special needs. We believe our data warehouse and our medication therapy management programs uniquely position our company as a pharmacy provider.

Electronic Prescription Solutions

We are implementing electronic prescription solutions to include the ability to accept delivery of prescriptions through electronic prescribing software and kiosk technologies. Our pharmacies are able to accept delivery of electronic prescription orders and refill authorizations with secure, reliable transmission directly from physician practices. In certain locations such as medical clinics and medical office buildings where we do not have a full-service pharmacy, we are also installing kiosks that allow customers to transmit their prescriptions directly to us for pick up at one of our nearby pharmacies or direct delivery.

Medicare Part D

Pharmacy sales trends are expected to continue to grow due, in part, to the Medicare Part D prescription drug benefit. As of January 1, 2006, Medicare beneficiaries have the opportunity to receive subsidized prescription drug coverage through the Medicare Part D program. The new drug benefit is delivered by competing plans, and our pharmacies have contracted with each of the major providers to ensure our customers can continue purchasing their prescriptions from our stores. While, the new Medicare drug benefit is entirely voluntary, we believe a significant portion of the Medicare population will enjoy this new benefit. While it is difficult to fully predict the impact on our business, we believe we are well positioned to capture additional prescription sales. However, we expect the gross margin from this business to be less than what the traditional prescription drug plans provide.

Hurricane Katrina

In September 2005, Hurricane Katrina resulted in the temporary closure of the warehouse facility located in St. Rose, Louisiana. The Company maintains insurance coverage, which provides for reimbursement from losses resulting from property damage, loss of product and losses from business interruption. The Company estimates approximately $0.2 million of inventory was damaged during the hurricane and that it incurred approximately $0.8 million of incremental costs related to closing the facility and relocating the inventory and operations to our New Castle facility. Additionally, provisions for bad debts of $0.5 million were recorded related to estimated losses resulting from customers whose businesses were affected by the hurricane and the related unamortized customer list asset of $0.5 million was also written off. These costs were expensed and included in loss from discontinued operations in the consolidated statement of operations. The Company continues to evaluate the extent of the loss from business interruption and is attempting to recover these costs through insurance claims. No amounts have been recorded related to amounts that may be received from insurance.

Primary Supplier Relationship

In December 2004, we entered into a new primary supplier agreement with D&K Healthcare Resources, Inc. (“D&K”) pursuant to which we are required to purchase primarily all of our products for sale in our pharmacies from D&K. The D&K agreement contains certain volume requirements and has an initial term of two years, through December 2006 and renews automatically for successive one-year periods unless either party provides the other party a written non-renewal notice. Although we purchase products from many different brand name and generic pharmaceutical manufacturers and while we believe that if we were to cease to be able to purchase products directly from D&K, we could secure the same products through other sources, including other distributors, there is a risk that our costs would increase if our primary supplier agreement is terminated. On August 30, 2005, D&K was acquired by McKesson Corporation and our agreement was assumed by McKesson. In December 2005, the agreement was amended to provide five day a week delivery of pharmaceuticals and other merchandise directly to our pharmacy locations.

Comparison of Operating Results for Continuing Operations for the Fiscal Years ended December 31, 2005, January 1, 2005 and December 27, 2003.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher. The Rx portion of the pharmacy business is dependent upon a number of third party customers that pay a portion or all of the Rx cost on behalf of the customers, “Third Party Customers.” Prescriptions generated by Third Party Customers represented approximately 94% of pharmacy’s Rx sales in the fiscal year ended December 31, 2005 and 95% for the fiscal year ended January 1, 2005.

For financial statement presentation purposes, the Company has reported substantially all of the wholesale distribution business as discontinued operations.

Net Revenues

Net revenue performance is detailed below:
	For the Fiscal Year Ended
	52 weeks		53 weeks		52 weeks
	2005	Change %	2004	Change %	2003	Change %

Net revenues (in millions)	$216.1	(3.5)%	$224.0	2.5%	$218.0	(2.5)%
Net revenues on a comparable 52 week basis (in millions) (1)	216.1	(1.8)%	220.0	0.1%	218.0	(2.5)%
Rx % of store net revenues (2)	94.2%		93.8%		94.3%
Third party % of Rx net revenues	93.9%		94.8%		94.0%
Number of corporate stores	77		77		82
Average same store net revenue per store (in millions) (1)	$2.8		$2.9		$2.7

(1)
The Company’s fiscal year is a 52 or 53 week period ending on Saturday nearest to December 31. Fiscal 2004 included 53 weeks. Fiscal 2005 and fiscal 2003 each included 52 weeks. To improve comparability, $4.0 million of additional revenue related to the 53rd week in fiscal 2004 was removed.

(2)	Store net revenues are net of contractual allowances.

	Fiscal 2005 Compared to Fiscal 2004	Fiscal 2004 Compared to Fiscal 2003
Net revenues increases (decreases) are as follows (in millions):
Net effect of store openings/closings(1)	$(2.7)	$(2.9)
Prescription sales (2)	(2.7)	2.3
Effect of 53 weeks in 2004 vs. 52 weeks in 2003 and 2005(3)	(4.0)	4.0
Non-Rx sales	(0.2)	2.1
Physician Distribution (4)	1.8	0.5
Franchise royalties	(0.1)	(0.1)
Net (decrease) increase	$(7.9)	$5.9

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

(2)
Prescription sales were negatively impacted during fiscal 2005 compared to fiscal 2004 due to the disruptions to our supply chain resulting from Hurricane Katrina as well as higher purchasing costs due to our inability to buy on a more credit worthy basis.

(3)
The Company’s fiscal year is a 52 or 53 week period ending on Saturday nearest to December 31. Fiscal 2004, which ended on January 1, 2005, included 53 weeks. Fiscal 2005 and fiscal 2003, which ended on December 31, 2005 and December 27, 2003, respectively, each included 52 weeks.

(4)
Represents post-Merger revenues from November 12, 2004 through January 1, 2005 and for the entire fiscal year 2005 for the continuing portion of the drug distribution operations that relates to physician distribution.

Gross Margin

Gross margin was $42.4 million or 19.6 % in fiscal 2005, a 52 week year. This compares to $46.6 million or 20.8% in fiscal 2004, a 53 week year, and $47.4 million or 21.7% in fiscal 2003, a 52 week year. Fiscal 2005 reflects the adverse effect of the efforts of managed care organizations, pharmacy benefit managers and other third party payors to reduce their prescription costs. Also, we were negatively impacted during fiscal 2005 due to the disruption to our supply chain resulting from Hurricane Katrina as well as higher purchasing costs due to our inability to buy on a more credit worthy basis. In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. As employers and managed care organizations continue to focus on the costs of branded and specialty pharmaceuticals, we expect there will continue to be negative pressure on gross margins. In addition, gross margin percentage is expected to be negatively impacted because of the recent addition of Medicare Part D and other efforts by third party payors to reduce reimbursement rates. Information that helps explain our gross margin trend is detailed below:

	Fiscal 2005 Compared to Fiscal 2004	Fiscal 2004 Compared to Fiscal 2003
Gross margin increases (decreases) are as follows (in millions):
Pharmacy Operations:
Net effect of store openings/closings (1)	(0.6)	(0.6)
Franchise royalties	(0.1)	(0.1)
Prescription gross margin (2)	(2.6)	(1.2)
Non-Rx gross margin	(0.1)	0.1
Effect of 53 weeks in 2004 vs. 52 weeks in 2003 and 2005 (3)	(0.9)	0.9
Physician Distribution Business	0.1	0.1

Net decrease	$(4.2)	$(0.8)

(1)	The net effect of store openings/closings represents the difference in gross margin by eliminating stores that were not open during the full periods compared.

(2)
Prescription gross margins were negatively impacted during fiscal 2005 compared to fiscal 2004 due to the disruptions to our supply chain resulting from Hurricane Katrina as well as higher purchasing costs due to our inability to buy on a more credit worthy basis.

(3)
The Company’s fiscal year is a 52 or 53 week period ending on Saturday nearest to December 31. Fiscal 2005 and fiscal 2003, which ended on December 31, 2005 and December 27, 2003, respectively, included 52 weeks. Fiscal 2004, which ended on January 1, 2005, included 53 weeks.

Total Operating Expenses

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense, write-downs of long-lived assets, and the gain or loss on disposal of fixed assets and intangible assets. Intangible assets include the amounts allocated to prescription files for prescriptions acquired in previous purchase business combinations of the pharmacy operations. A prescription file refers to the actual prescription maintained by a pharmacy for each prescription filled. Each prescription file has monetary value to a pharmacy because when pharmacies and/or prescription files are sold, the customers are more likely to leave their accounts with the purchaser than to transfer their business to a third-party pharmacy, as such the prescription base is thought of as a repeatable source of revenue. Accordingly, when pharmacies are sold, the number of prescription files is taken into consideration when determining the purchase price of the pharmacy. Intangible assets also include goodwill, trademarks, and authorized distributor licenses. The authorized distributor licenses permit us to purchase pharmaceutical products directly from the manufacturers. Total operating expenses were $58.9 million or 27.2% of net revenues in fiscal 2005. This compares to $50.2 million or 22.4% of net revenues in fiscal 2004 and $53.2 million, or 24.4% of net revenues, in fiscal 2003. Information that helps explain our operating expense trend is detailed below:

	Fiscal 2005 Compared to Fiscal 2004	Fiscal 2004 Compared to Fiscal 2003
Operating expenses increases (decreases) are as follows (in millions):

Selling, general and administrative expenses(1)	$8.1	$(1.3)
Depreciation and amortization expense(2)	(0.3)	(0.5)
Impairments of long-lived assets(3)	(0.3)	(0.5)
Gain on disposal of fixed assets and intangible assets	1.4	(0.7)

Net increase (decrease)	$8.9	$(3.0)

(1)
The increase in selling, general and administrative expenses in 2005 mainly relates to the Merger consummated and includes $6.1 million of noncash stock compensation expense and increased fees and expenses of $1.7 million attributable to costs associated with being a public company. The decrease in selling, general and administrative expenses during fiscal 2004 is primarily due to a reduction in the number of stores and employees.

(2)	Depreciation and amortization expense was approximately $4.4 million, $4.8 million and $5.3 million for fiscal 2005, 2004 and 2003, respectively.

(3)
During fiscal 2005, 2004 and 2002, we expensed approximately $0, $0.3 million and $0.8 million, respectively, related to the impairment of prescription file intangible assets and estimated lease obligations for sold stores.

Interest Expense

Interest expense was $5.9 million, $5.7 million and $7.2 million for fiscal 2005, 2004 and 2003, respectively. In connection with the Merger, DrugMax issued warrants to purchase 3,500,090 shares of DrugMax common stock at $2.61 per share to the former FMG stockholders, warrant holders and note holders. The warrants were allocated among the FMG stockholders, warrant holders and note holders in the same manner as the DrugMax common stock. DrugMax recorded noncash interest expense of approximately $1.7 million in fiscal 2004 related to the portion of the warrants issued to the former FMG note holders. The charge was based on the fair value of the warrants to purchase 704,324 shares at $2.61 per share issued to the FMG noteholders, using a Black Scholes valuation as of the Merger date.

Income Taxes

No income tax benefit has been recorded in any period presented due to the uncertainty of realization of any related deferred tax asset.

Loss from Continuing Operations

We incurred a loss from continuing operations of $21.9 million for the fiscal year ended December 31, 2005 versus $8.6 million for the fiscal year ended January 1, 2005 and $12.2 million for the fiscal year ended December 27, 2003. The increase in the loss from continuing operations in fiscal year 2005 compared to fiscal year 2004 results are primarily from $6.1 million of noncash stock compensation expense attributable to the Merger, $1.7 million of expenses attributable to costs associated with being a public company, and a $4.2 million reduction in gross margin resulting primarily from the effect of one less week of operations in fiscal year 2005 versus 2004 and overall reductions in revenue.

Loss from Discontinued Operations

The loss from discontinued operations of $33.0 million and $31.3 million for the fiscal year ended December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively, represents the loss from operations of the discontinued operations of $5.7 million and $0.3 million, respectively, and loss on disposal of the discontinued operations of $27.3 million and $31.0 million, respectively. The loss on disposal of discontinued operations includes goodwill and other intangible asset impairments of $22.6 million and $31.0 million and other exit losses primarily representing estimated losses on accounts receivable, inventory and vendor chargebacks, of $4.7 million and $0 million, for fiscal years ended December 31, 2005, and January 1, 2005, respectively.

Net Loss Available to Common Stockholders Per Share

Net loss available to common stockholders per basic and diluted share for the fiscal year ended December 31, 2005 was $1.90 compared to $13.57 for the fiscal year ended January 1, 2005 and $13.83 for the fiscal year ended December 27, 2003.

Loss from continuing operations available to common shareholders per basic and diluted share for the fiscal year ended December 31, 2005 was $0.84, compared to losses from continuing operations available to common shareholders per basic and diluted share for the fiscal years ended January 1, 2005 and December 27, 2003 of $5.19 and $13.83, respectively. The loss from discontinued operations per basic and diluted fiscal year ended December 31, 2005 and January 1, 2005 was $1.06 and $8.38, respectively.

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

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for fiscal 2005, 2004, and 2003. Management does not believe that our business is materially impacted by seasonality.

LIQUIDITY AND CAPITAL RESOURCES

New Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. While the credit facility currently does not require compliance with financial covenants, the Company has the ability to reduce this reserve by $3.5 million by agreeing to implement one or more financial covenants. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the Prime index rate plus an applicable Prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable Prime index margin as of December 31, 2005 was 0.25%. As of December 31, 2005, the interest rate, including applicable margin, used to calculate accrued interest was 7.50%. Interest is payable monthly.

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

The New Credit Facility includes an early termination fee of $650,000 if paid in full before October 12, 2008. The New Credit Facility is secured by substantially all assets of the Company. As of December 31, 2005, $36.3 million was outstanding on the line and $9.3 million was available for additional borrowings, based on eligible receivables and inventory.

The proceeds of the New Credit Facility were used to repay in full the Company’s prior line of credit with General Electric Capital Corporation (“GECC”) (the “Senior Credit Facility”) and are also expected to be used to provide financing for working capital, letters of credit, capital expenditures, future acquisitions and/or other general corporate purposes.

Sale of Securities

On September 23, 2005 and September 26, 2005, we entered into securities purchase agreements to sell to certain qualified institutional buyers and accredited investors an aggregate of 44,093,432 shares of our common stock and warrants to purchase 22,046,715 shares of our common stock for an aggregate of $51.1 million. The offering was executed in two traunches at market price as determined by the closing bid price on each day. A purchase agreement for the first traunch was executed on September 23, 2005, for an aggregate of $47.8 million. The unit price of the common stock and corresponding warrant was $1.1525. The warrants are exercisable for a period of five years from the closing date at an exercise price of $1.09 per share. A purchase agreement for the second traunch was executed on September 26, 2005, for an aggregate of $3.3 million. The unit price of the common stock and corresponding warrant was $1.2625. The warrants are exercisable for a period of five years from the closing date at an exercise price of $1.20 per share. The Company used a Black Scholes pricing model to determine the fair value of each warrant which was determined to be $0.0625.

The net proceeds from the sale of our common stock and warrants of $47.4 million, after fees and expenses of $3.7 million, were used to redeem the Series A convertible redeemable preferred stock for $17.0 million, to reduce accounts payable to our primary supplier which allowed us to continue existing credit terms, to increase cash reserves and availability under the New Credit Facility and for other general working capital purposes.

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

In connection with the redemption, the exercise price of the 1,378,374 warrants previously issued to the purchasers of Series A Preferred Stock was reduced to $1.09 per share from $2.80 per share. This modification of warrants resulted in an increase to additional paid in capital of $0.6 million.

Subordinated Note and Convertible Debenture

On March 22, 2005, we converted $23.0 million in accounts payable owed to AmerisourceBergen Drug Corporation (“ABDC”) (after having repaid $6.0 million on March 23, 2005 in connection with the closing of the new vendor supply agreement) into (a) a subordinated convertible debenture in the original principal amount of $11.5 million (the “Subordinated Convertible Debenture”) and (b) a subordinated promissory note in the original principal amount of $11.5 million (the “Subordinated Note”).

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

Pursuant to the Subordinated Note, principal is due and payable in 20 successive quarterly installments each in the amount of $0.6 million beginning on December 1, 2005 and continuing until September 1, 2010, on which date all outstanding amounts are required to be paid. The Subordinated Note bears interest at a variable rate equal to the prime rate plus 2.0% per annum. The interest rate adjusts on each quarterly payment date based upon the prime rate in effect on each such quarterly payment date; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Interest accrued on the unpaid principal balance of the Subordinated Note is due and payable on each quarterly payment date and interest payments commenced on June 1, 2005. Interest of $0.8 million was expensed during the fiscal year ended December 31, 2005.

Pursuant to the Subordinated Convertible Debenture, principal is due and payable in 19 successive quarterly installments each in the amount of $0.6 million commencing on March 1, 2006 and continuing until August 15, 2010, on which date all outstanding amounts are required to be paid. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $0.6 million divided by $3.4416 (the “Issue Price”). The Subordinated Convertible Debenture bears interest at a rate which adjust on each quarterly payment date and which is equal to (a) 10%, if the quarterly interest payment is made in common stock or (b) the prime rate on the date the quarterly interest payment is due plus 1% per annum, if the quarterly interest payment is made in cash; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Quarterly interest payments are required to be paid in common stock through February 28, 2006. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof. If common stock is used to make principal and interest payments on the Subordinated Convertible Debenture, and the proceeds ABDC receives upon any sale of our common stock (or the proceeds ABDC would have received upon a sale in the event no shares are sold by ABDC) are less than the principal and interest due, we are required to pay such difference to ABDC in cash on the date of maturity of the Subordinated Convertible Debenture. Through December 31, 2005, ABDC could not sell any shares of the Company’s common stock received that, in the aggregate, exceed 25% of the average trading volume of our common stock for the preceding 10 trading days.

During the year ended December 31, 2005, 235,516 shares of common stock valued at $597,222 were issued for interest expense through December 1, 2005. An additional $95,834 of interest expense was accrued from December 1, 2005 to December 31, 2005.The sale of these shares of stock by ABDC may have a negative impact on the price of our common stock. As of December 31, 2005, we received notice from ABDC that a shortfall in the value received from the sale of securities received as payment of interest was $0.3 million. This amount is considered a “Deemed Payment” under the terms of the Subordinated Convertible Debenture and the amount is reflected as a liability in the condensed consolidated balance sheet as of December 31, 2005. The Company has accrued another “Deemed Payment” amount of $0.2 million relating to the December 1, 2005 interest payment.

In connection with the Subordinated Convertible Debenture, DrugMax entered into a registration rights agreement dated March 21, 2005 with ABDC pursuant to which we agreed to file a registration statement with the SEC to register the resale of all common stock issuable to ABDC in connection with the Subordinated Convertible Debenture no later than May 30, 2005. Further on May 26, 2005, ABDC granted us a 45 day extension to file the registration statement. On July 7, 2005, the Company filed a registration statement on Form S-1. The SEC declared the Form S-1 effective on August 10, 2005. See “Risk Factors.”

Operating, Investing and Financing Activities:

Following are the components of our operating, investing and financing activities for fiscal 2005 and 2004, using the direct cash flow method (in millions):

	Fiscal 2005	Fiscal 2004
Cash receipts	$222.5	$238.5
Cash paid to suppliers and employees	(243.9)	(234.4)
Interest expense paid	(4.9)	(3.7)
Net cash (used in) provided by operating activities	(26.3)	0.4

Cash paid to acquire property and equipment	(1.7)	(1.1)
Proceeds from sale of drug distribution	0.4
Proceeds from sale of prescription files, net	0.1	1.1
Net cash used in investing activities	(1.2)	-

Net proceeds from sale of common stock	47.4	-
Net proceeds from Series A Convertible Preferred Stock	-	15.9
Redemption of Series A Convertible Preferred Stock	(17.0)	-
Repayment of term loan	-	(4.0)
Proceeds on financing obligations	3.4	-
Repayment of financing obligations	(2.4)	(11.6)
Proceeds from exercise of stock options	0.5	0.3
Net cash provided by financing activities	31.9	0.6

Net increase in cash and cash equivalents	4.4	1.0
Cash and cash equivalents, beginning of fiscal year	2.3	1.3

Cash and cash equivalents, end of fiscal year	$6.7	$2.3

Operating Cash Flows

Net cash (used in) provided by operating activities was ($26.3) million, $0.4 million and ($0.7) million for fiscal 2005, 2004 and 2003, respectively. During fiscal 2005 inventories decreased by $3.9 million and accounts payable decreased by $16.5 million primarily related to the reduction in amounts owed to primary wholesalers. During 2004 our inventory levels increased due to our transition to a new primary supplier.

Investing Cash Flows

Net cash used in investing activities was $1.2 million, $0.0 million and $1.1 million for fiscal 2005, 2004, and 2003 respectively. Investing activities during fiscal 2005 included capital expenditures of $1.7 million, proceeds from the sale of drug distribution of $0.4 million and proceeds from intangible assets from one store sold during the year for $0.1 million. Fiscal 2004 included capital expenditures of $1.1 million, and proceeds from intangible assets for seven stores that were sold during the year of $1.1 million. These stores were sold as part of our strategy to eliminate underperforming locations and to consolidate certain stores within existing markets. We currently have no plans to close additional stores; however, store performance is continuously evaluated and we may decide to close additional stores in the future. Net cash used in investing activities during fiscal 2003 was primarily due to the costs associated with opening of two new stores and the remerchandising and remodeling of several existing locations.

During fiscal 2005, approximately 32% of our total capital expenditures were for new store construction, 27% for store expansion and improvement and 41% for technology and other. During fiscal 2006, we plan to invest approximately $3.5 million in capital improvements, which will include the opening of new locations, technology initiatives and remerchandising and remodeling projects at certain locations.

The following is a summary of our corporate-owned store activity for the years presented:

	Fiscal Year
	2005	2004	2003
Total stores (beginning of year)	77	82	85
New stores	1	2	2
Closed stores	(1)	(7)	(5)

Total stores (end of year)	77	77	82

Financing Cash Flows

Net cash provided by financing activities was $31.9 million and $0.6 million for fiscal 2005 and 2004, respectively. The increase in financing cash flows was primarily related to the sale of securities described above for $47.4 million partially offset by the redemption of the $17 million convertible preferred stock. For fiscal 2004, financing cash flows resulted primarily from the December 2004 sale of $17 million convertible preferred stock as described above. In December 2004, the net proceeds of $15.9 million, after consideration of $1.1 million in fees from the convertible preferred stock sale were used in part to reduce trade payables in the ordinary course of our business, increases in our inventory levels as a result of the transition to a new supplier, payment of Merger related expenses and other working capital and general corporate purposes.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005:

	Payments due by period (4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$60,072,201	$5,636,189	$9,442,104	$44,993,908	$—
Capital lease obligations	—	—	—	—	—
Purchase obligations (2)	150,000,000	150,000,000	—	—	—
Operating leases	8,554,008	2,887,036	3,471,639	1,439,569	755,764
Interest expense (3)	19,332,317	4,823,671	8,179,004	6,329,642	—

Total	$237,958,526	$163,346,896	$21,092,747	$52,763,119	$755,764

(1)
As of December 31, 2005, $36.3 million was outstanding on our New Credit Facility, $22.9 million was outstanding on the ABDC notes payable and $0.9 million was outstanding on the promissory notes payable.

(2)	Purchase obligations represents the $150 million minimum purchase commitments determined on a 12 month basis required under our existing supply agreements.

(3)
Estimated future interest expense for long-term debt, including the New Credit Facility, Subordinated Convertible Debenture and Subordinated Note. Interest on the New Credit Facility is based on the amounts outstanding and interest rate as of December 31, 2005. Interest on the Subordinated Convertible Note is based on the amortization schedule of the note using an interest rate of 10%. Interest on the Subordinated Note is based on the amortization schedule of the Note and uses the interest rate as of December 31, 2005.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a discussion of the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate estimates and judgments, including the most significant judgments and estimate. We based our estimates and judgments on historical experience and on various other facts that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include: assessing merger goodwill and identifiable intangible assets for impairment, assessing other long-lived assets for impairment, evaluating the adequacy of the allowance for doubtful accounts, and estimating for inventory loss reserves.

Goodwill and Identifiable Intangible Assets - Merger Related

The Merger resulted in $51.8 million of goodwill and $5.6 million of other intangible assets. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. Goodwill and identifiable intangible assets related to the Merger were determined based on the purchase price allocation. The valuation of the identifiable intangible assets acquired was based on the estimated cash flows related to those assets, while the initial value assigned to goodwill was the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Judgments were required to estimate future cash flows in order to determine the fair values of the identifiable intangible assets acquired as well as estimate the useful lives for the identifiable assets to be amortized over. Useful lives for identifiable intangibles are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows.

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

During the third quarter of 2005, we determined that we would discontinue substantially all of the drug distribution operations acquired in the Merger.

We completed impairment tests of the goodwill related to the Merger which resulted in impairment charges of $19.4 million in fiscal 2005 and $31.0 million in fiscal 2004. These charges are included in the loss from discontinued operations. Also during fiscal 2005, the Company recorded impairment charges of $3.2 million related to trademarks and customer list associated with the discontinued operations and is included in the loss form discontinued operations. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. To the extent our estimates change in the future or our stock price decreases from January 1, 2005, further goodwill writedowns may occur. As of December 31, 2005, we had remaining goodwill of $1.4 million recorded and remaining other intangible assets of $1.9 million related to the Merger.

Impairment of Other Long-lived Assets

The Company reviews other long-lived assets, including property plant and equipment and prescription file intangible assets, to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets, including prescription file intangible assets, exceeds the future cash flows for the assets. For purposes of recognizing and measuring impairment of other long-lived assets, the Company evaluates assets at the store level for pharmacy operations.

Our impairment loss calculations contain uncertainty since we must use judgment to estimate future sales, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated revenues, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party customers to reduce their prescription drug costs, the continued efforts of competitors to gain market share and consumer spending patterns. If these projections change in the future, we may be required to write-down our long-lived assets. Long-lived assets evaluated for impairment include property and equipment as well as intangible assets, which as of December 31, 2005 were approximately $5.0 million and $4.9 million, respectively, and $5.3 million and $10.6 million, respectively, at January 1, 2005.

Trade Receivables - Allowance for Doubtful Accounts

At December 31, 2005 and January 1, 2005, trade receivables reflected approximately $15.7 million and $24.5 million, respectively, of amounts due from various insurance companies, governmental agencies and individual customers. Of these amounts, there was approximately $2.8 million and $3.9 million reserved as of December 31, 2005 and January 1, 2005, respectively, for a balance of net trade receivables of $12.9 million and $20.6 million, respectively. Net trade receivables at December 31, 2005 include $2.6 million of net receivables from the discontinued operations. Any changes to the realization of this amount in future periods will be reflected in discontinued operations.  We use historical experience, market trends and other analytical data to estimate our allowance for doubtful accounts. Based upon these factors, the reserve at December 31, 2005 is considered adequate. Although we believe that the reserve estimate is reasonable, actual results could differ from our estimate, and such differences could be material. If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income or higher net losses. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income or lower net losses.

Inventories

Inventories consist of pharmaceuticals and other retail merchandise owned by us. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the consolidated financial statements are properly stated. We use historical data to estimate our inventory loss reserves and we have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. If the estimate of inventory losses is too low we may incur higher cost of sales in the future resulting in lower net income or higher net losses. If the estimate of inventory losses incurred is too high, we may experience lower cost of sales in the future resulting in higher net income or lower net losses. Inventories as of December 31, 2005 and January 1, 2005 were approximately $30.6 million and $34.5 million, respectively, net of approximately $2.1 million and $0.9 million of inventory loss reserves, respectively. Net inventories at December 31, 2005 include $3.3 million of net inventories from the discontinued operations. Any changes to the realization of this amount in future periods will be reflected in discontinued operations.

New Accounting Pronouncements

In December 2004, SFAS No. 123(R), “Share-Based Payment,” was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement are required to be adopted as of January 1, 2006. The Company is currently evaluating the potential impact as the amount is subject to variation based on the granting of stock compensation during 2006. Any changes to the realization of this amount in future periods will be reflected in discontinued operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. We believe that inflation has not had a material impact on our results of operations during the three years ended December 31, 2005.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As of December 31, 2005, $36.3 million and $10.9 million were outstanding on our revolving credit facility and Subordinated Note, respectively. These borrowings are at a variable rate of interest. Assuming $47.2 million was outstanding for a full year, a 1% change in interest rates would change our interest expense by $0.5 million annually.

We do not currently utilize derivative financial instruments to address market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
DRUGMAX, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	31

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	32

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2005, January 1, 2005 and December 27, 2003	33

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Fiscal Years Ended December 31, 2005, January 1, 2005 and December 27, 2003	34

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2005, January 1, 2005 and December 27, 2003	35

Notes to Consolidated Financial Statements	36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DrugMax, Inc.
Farmington, Connecticut

We have audited the accompanying consolidated balance sheets of DrugMax, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DrugMax, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
March 31, 2006

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 AND January 1, 2005

ASSETS	December 31, 2005	January 1, 2005

CURRENT ASSETS:
Cash and cash equivalents	$6,681,504	$2,331,552
Trade receivables, net of allowance for doubtful accounts of $2,777,000 and $3,897,000 in 2005 and 2004, respectively	12,854,946	20,570,053
Inventories	30,631,262	34,525,247
Prepaid expenses and other current assets	2,486,975	1,965,515

Total current assets	52,654,686	59,392,367

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization of $13,080,000 and $11,707,000 in 2005 and 2004, respectively	4,958,854	5,250,684

GOODWILL	1,354,602	19,813,080

OTHER INTANGIBLE ASSETS—Net of accumulated amortization of $17,675,000 and $15,350,000 in 2005 and 2004, respectively	4,851,758	10,570,061

OTHER NONCURRENT ASSETS	206,697	571,874

TOTAL	$64,026,597	$95,598,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$36,251,510	$32,870,787
Promissory notes payable	915,137	2,284,212
Current portion of obligations under capital leases	-	30,092
Accounts payable	9,013,851	26,132,491
Accrued expenses	6,099,650	5,949,342
Current portion of notes payable	4,721,052	-

Total current liabilities	57,001,200	67,266,924

LONG-TERM ACCOUNTS PAYABLE	-	22,425,000

NOTES PAYABLE	18,184,502	-

OTHER LONG-TERM LIABILITIES	134,543	50,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $.001 par value, 200,000,000 and 45,000,000 shares authorized; 65,740,436 and 19,483,674 shares issued and outstanding for 2005 and 2004, respectively	65,741	19,484
Additional paid in capital	227,336,126	175,499,012
DrugMax Series A Convertible Preferred Stock, $1,000 par value, 5,000,000 shares authorized; none and 17,000 shares issued and outstanding for 2005 and 2004, respectively (involuntary liquidation value $17,000,000 in 2005)	-	14,026,902
Accumulated deficit	(238,131,059)	(177,841,211)
Unearned compensation	(564,455)	(5,848,899)

Total stockholders’ (deficit) equity	(11,293,648)	5,855,288

TOTAL	$64,026,597	$95,598,066

See notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years ended December 31, 2005, January 1, 2005 and December 27, 2003

	Fiscal Years Ended
	December 31, 2005	January 1, 2005	December 27, 2003

NET REVENUES	$216,103,329	$223,961,722	$218,015,047

COST OF SALES	173,667,969	177,347,845	170,597,432

Gross margin	42,435,360	46,613,877	47,417,615

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	54,291,588	46,202,013	47,492,008

DEPRECIATION AND AMORTIZATION EXPENSE	4,412,541	4,758,024	5,297,625

IMPAIRMENT OF LONG -LIVED ASSETS	-	259,779	791,653

LOSS (GAIN) ON DISPOSAL OF FIXED ASSETS AND INTANGIBLE ASSETS	158,842	(1,026,814)	(365,382)

OPERATING LOSS	(16,427,611)	(3,579,125)	(5,798,289)

OTHER (EXPENSE) INCOME :
Interest expense	(5,900,547)	(5,653,512)	(7,199,746)
Interest income	84,430	43,084	69,966
Other income	391,433	604,788	753,954

Total other expense, net	(5,424,684)	(5,005,640)	(6,375,826)

LOSS FROM CONTINUING OPERATIONS	(21,852,295)	(8,584,765)	(12,174,115)

LOSS FROM DISCONTINUED OPERATIONS	(33,005,023)	(31,259,313)	-

NET LOSS	(54,857,318)	(39,844,078)	(12,174,115)

FMG Redeemable Preferred Stock Dividends	-	(10,665,274)	(5,657,232)
DrugMax Preferred Stock Dividends	(4,300,682)	(130,375)	-
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(59,158,000)	$(50,639,727)	$(17,831,347)

BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations available to common shareholders	$(0.84)	$(5.19)	$(13.83)

Loss from discontinued operations	(1.06)	(8.38)	-

Net loss available to common stockholders	$(1.90)	$(13.57)	$(13.83)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted Shares	31,138,817	3,731,494	1,288,909

See notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
FISCAL YEARS ENDED December 31, 2005, January 1, 2005 and December 27, 2003

	Common Stock			DrugMax Series A Convertible Preferred Stock		Accumulated Deficit	Unearned Compensation	Total Stockholders' (Deficit) Equity
	Shares	Amount	Additional Paid in Capital	Shares	Amount

BALANCE—December 28, 2002	1,288,909	$1,289	$15,107,065	-	$-	$(131,342,182)	$-	$(116,233,828)

Net loss	-	-	-	-	-	(12,174,115)	-	(12,174,115)

Dividends accrued and accretion of issuance costs on Series A, B, D and E Redeemable Convertible Preferred Stock	-	-	-	-	-	(5,657,232)	-	(5,657,232)

Stock compensation	-	-	176,914	-	-	-	-	176,914

BALANCE—December 27, 2003	1,288,909	1,289	15,283,979	-	-	(149,173,529)	-	(133,888,261)

Net loss	-	-	-	-	-	(39,844,078)	-	(39,844,078)

Dividends accrued and accretion of issuance costs on FMG Series A, B, D and E Redeemable Convertible Preferred Stock through Merger date	-	-	-	-	-	(5,185,796)	-	(5,185,796)

Stock compensation related to vesting and exercise of FMG stock options	524,652	525	7,347	-	-	-	(7,872)	-

Dilution of common shares	(1,813,559)	(1,814)	(15,291,326)	-	-	-	-	(15,293,140)

Conversion of FMG notes payable, including accrued interest, into DrugMax common stock	2,106,982	2,107	7,997,893	-	-	(54,357)	-	7,945,643

Conversion of certain FMG Redeemable Preferred Stock to DrugMax common stock and reversal of accrued dividends not converted	8,363,525	8,364	106,291,222	-	-	22,026,402	-	128,325,988

Issuance of warrants to note holders in connection with the Merger	-	-	1,655,289	-	-	-	-	1,655,289

Dividends related to warrants issued to former FMG preferred shareholders in connection with the Merger	-	-	5,479,478	-	-	(5,479,478)	-	-

Issuance of common stock in connection with the Merger	8,196,652	8,197	44,549,858	-	-	-	-	44,558,055

Granting of restricted stock and stock options in connection with the Merger	656,047	656	7,186,199	-	-	-	(7,186,855)	-

Exercise of stock options	160,466	160	295,642	-	-	-	-	295,802

Other stock compensation	-	-	-	-	-	-	1,345,828	1,345,828

Issuance of warrants in connection with promissory notes	-	-	170,973	-	-	-	-	170,973

Issuance of Series A Convertible Preferred Stock	-	-	-	17,000	15,868,152	-	-	15,868,152

Issuance of warrants in connection with Series A Convertible Preferred Stock	-	-	1,872,458	-	(1,872,458)	-	-	-

Dividends accrued on DrugMax Series A Convertible Preferred Stock	-	-	-	-	31,208	(130,375)	-	(99,167)

BALANCE—January 1, 2005	19,483,674	19,484	175,499,012	17,000	14,026,902	(177,841,211)	(5,848,899)	5,855,288

Net loss	-	-	-	-	-	(54,857,318)	-	(54,857,318)

Issuance of warrants to former FMG shareholders and note holders	-	-	45,426	-	-	-	-	45,426

Modifications of options to DrugMax employees and directors	-	-	59,000	-	-	-	-	59,000

Exercise of stock options	332,360	331	527,429	-	-	-	-	527,760

Restricted stock issued to DrugMax employees and directors	516,048	516	833,418	-	-	-	(833,934)	-

Forfeited Merger-related restricted stock	(15,250)	(15)	(56,410)	-	-	-	-	(56,425)

Stock compensation expense	-	-	-	-	-	-	6,118,378	6,118,378

Amortization of DrugMax Series A Convertible Preferred Stock discount	-	-	656,333	-	1,560,378	(2,216,711)	-	-

Dividends on DrugMax Series A Convertible Preferred Stock	606,587	607	1,000,976	-	280,872	(1,239,611)	-	42,844

Convertible note interest payments made in common stock	235,516	236	596,986	-	-	-	-	597,222

Proceeds from sale of common stock, net of $3,730,000 in costs	44,093,432	44,094	47,330,084	-	-	-	-	47,374,178

Redemption of Preferred A Stock for cash and shares of DrugMax common stock	488,069	488	843,872	(17,000)	(15,868,152)	(1,976,208)	-	(17,000,000)

BALANCE—December 31, 2005	65,740,436	$65,741	$227,336,126	-	$-	$(238,131,059)	$(564,455)	$(11,293,648)

See notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED December 31, 2005, January 1, 2005 and December 27, 2003

	Fiscal Years Ended
	December 31, 2005	January 1, 2005	December 27, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,857,318)	(39,844,078)	$(12,174,115)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,412,541	4,758,024	5,297,625
Stock compensation expense	6,118,378	1,345,828	176,914
Noncash interest expense	1,008,045	1,664,788	4,280,000
Impairments of long-lived assets	22,617,000	31,259,794	791,653
Amortization of deferred financing costs	257,420	288,000	377,796
Provision for doubtful accounts	1,275,190	341,995	615,465
Loss (gain) on disposal of fixed assets and intangible assets	158,842	(1,026,814)	(365,382)
Effect of changes in operating assets and liabilities:
Trade receivables	6,439,917	(241,373)	(318,883)
Inventories	3,893,985	(2,099,728)	188,046
Prepaid expenses and other current assets	(926,460)	(1,969,768)	(118,788)
Accounts payable	(16,543,640)	3,528,796	404,826
Accrued expenses	(652,638)	1,984,111	(500,126)
Other	448,866	403,461	615,977

Net cash (used in) provided by operating activities	(26,349,872)	393,036	(728,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,746,642)	(1,135,588)	(1,336,906)
Proceeds from sale of drug distribution operations	405,000	-	-
Proceeds from sale of prescription files, net	150,000	1,103,487	420,361
Payments for intangible assets	-	-	(213,161)

Net cash used in investing activities	(1,191,642)	(32,101)	(1,129,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of $3,730,000 in expense	47,374,178	-	-
Proceeds (repayment) on revolving credit facility, net	3,380,723	(8,530,048)	(995,306)
Net proceeds from Series A Convertible Preferred Stock	-	15,868,152	-
Repayment of Series A Convertible Preferred Stock	(17,000,000)	-	-
Repayment of term loan	-	(4,000,000)	-
Proceeds from convertible subordinated notes	-	-	4,000,000
Repayment of promissory notes payable	(1,369,075)	(2,334,478)	(181,310)
Repayment of notes payable	(575,000)	-
Repayment of obligations under capital leases	(30,092)	(44,051)	(193,720)
Payment of deferred financing costs	(417,028)	(591,854)	(96,401)
Proceeds from exercise of stock options	527,760	295,802	-

Net cash provided by financing activities	31,891,465	663,523	2,533,263

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,349,952	1,024,458	674,565

CASH AND CASH EQUIVALENTS—Beginning of fiscal year	2,331,552	1,307,094	632,529

CASH AND CASH EQUIVALENTS—End of fiscal year	$6,681,504	$2,331,552	$1,307,094

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,892,502	$3,700,814	$2,541,950
Noncash transactions—
Payment of DrugMax Series A preferred stock dividends in common stock	$1,001,583	$-	$-
Subordinated Convertible Debenture interest payments made in common stock	$597,222	$-	$-
Increase in Subordinated Convertible Debenture due to deemed payment shortfall	$480,554	$-	$-
Note receivable from sale of drug distribution operations	$250,000	$-	$-
Conversion of accounts payable to subordinated notes payable	$23,000,000	$-	$-
Conversion of notes payable and accrued interest into DrugMax Common Stock	$-	$7,945,643	$-
Exercise of FMG Series E Preferred Stock warrants into FMG Series E Preferred Stock	$-	$4,000,000	$-
Issuance of DrugMax common shares in connection with Merger	$-	$44,558,055	$-
Dividends relating to warrants issued to FMG preferred shareholders	$-	$5,479,478	$-
Interest expense relating to warrants issued to note holders	$-	$1,655,289	$-
Issuance of warrants to promissory note holders	$-	$170,973	$-
Issuance of warrants to Series A Convertible Preferred Stockholders	$-	$1,872,458	$-

See notes to consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - FISCAL YEARS ENDED DECEMBER 31, 2005,
JANUARY 1, 2005 AND DECEMBER 27, 2003

1.	MERGER, DISCONTINUED OPERATIONS AND GOING CONCERN

Merger—On March 19, 2004, Familymeds Group, Inc. (“FMG”) entered into an Agreement and Plan of Merger which was amended on July 1, 2004 and on October 11, 2004 (as amended, the “Merger Agreement”) with DrugMax, Inc. (“DrugMax”). Under the terms of the Merger Agreement, on November 12, 2004, FMG merged into DrugMax, and DrugMax became the surviving corporation in the merger (the “Merger”). The Merger was treated as a purchase of DrugMax by FMG for accounting purposes. Accordingly, for periods prior to the Merger, the information contained herein is the historical information of FMG.

The results of operations of DrugMax have been included in the Company’s consolidated statements of operations (primarily in discontinued operations as described below) since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed of $50.8 million was allocated to goodwill. The allocation of the purchase price was finalized during the nine months ended October 1, 2005 resulting in an increase of $963,523 in goodwill. In connection with the Merger, the Company terminated certain DrugMax employees. Included in a restructuring liability as of the Merger date was a severance obligation of approximately $966,000. The total amount of the severance obligation was reduced during 2005 to $756,479, $613,000 of which had been paid as of December 31, 2005. Additionally, an accrued lease liability of $85,000 was recorded related to an office location that is no longer used by the Company.

The purchase price of approximately $44.6 million represents the fair value ($37.8 million) of the shares of DrugMax common stock retained by the existing common stockholders of DrugMax, Inc., the value ($5.2 million) of outstanding DrugMax options which vested in connection with the Merger and $1.6 million of Merger costs.

In the Merger, the shareholders of FMG (along with certain FMG warrant holders and note holders) received an aggregate of 10,470,507 shares of the Company’s common stock along with warrants to purchase an additional 3,500,090 shares of the Company’s common stock. The exercise price of the warrants is $2.61 per share. In addition, in connection with the Merger, the Company issued an aggregate of 656,047 shares of restricted common stock, along with options to purchase an additional 1,574,369 shares of common stock, to certain employees and directors of FMG who agreed to continue providing services post-Merger. The exercise price of the stock options is $0.57 per share. The noncash compensation charge recorded during the fiscal year ended December 31, 2005 and January 1, 2005 relating to the restricted stock and stock options related to the Merger was $5,792,000 and $1,346,000, respectively, which was based on the provisions of the restricted stock and stock option agreements. During the fiscal year ended December 31, 2005, an additional 38,200 warrants were issued to former FMG shareholders. These additional warrants were valued at $45,426 which was reflected as an adjustment to goodwill during the fiscal year ended December 31, 2005.

Discontinued Operations- In September 2005, Hurricane Katrina resulted in the temporary closure of the warehouse facility located in St. Rose, Louisiana. The Company maintains insurance coverage, which provides for reimbursement from losses resulting from property damage, loss of product and losses from business interruption. The Company estimates approximately $0.2 million of inventory was damaged during the hurricane and incurred approximately $0.8 million of incremental costs related to closing the facility and relocating the inventory and operations to the Company’s New Castle facility. Additionally, provisions for bad debts of $0.5 million were recorded related to estimated losses resulting from customers whose businesses were affected by the hurricane and the related unamortized customer list asset of $0.5 million was also written off. These costs were expensed and included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2005. The Company is attempting to recover these costs through insurance claims. No amounts have been recorded related to the expected recovery from insurance.

During the third quarter of 2005, the Company determined that it would sell certain assets of its wholesale drug distribution business and discontinue a significant portion of the operations for the year ended December 31, 2005 conducted out of the New Castle, Pennsylvania facility. The Company will continue to purchase pharmaceuticals utilizing the authorized distributor agreements and distribute pharmaceuticals directly to physicians, medical clinics and other health care providers from the St. Rose, Louisiana facility. Revenues for this portion of the drug distribution operations were $2,345,000 for the year ended December 31, 2005 and are included in continuing operations.

In December 2005, Rochester Drug Cooperative (“RDC”) acquired certain assets from the Company’s wholly-owned subsidiary, Valley Drug Company, including a customer list, furniture, fixtures and equipment located at the Company’s New Castle, Pennsylvania facility. In connection with the sale, RDC assumed certain property leases, customer and other miscellaneous contracts. The total purchase price for these select assets was $655,000, of which $405,000 was received upon closing and $250,000 is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to a lease assignment of the New Castle facility to RDC. The Company expects payment of the $250,000 during the second quarter of 2006.

In addition, RDC agreed to assist with the collection of customer accounts receivable associated with the purchased customer list. Further, the Company transferred a portion of the New Castle, Pennsylvania pharmaceutical inventory to the Company’s retail pharmacies as well as a portion to its St. Rose, Louisiana facility for continued distribution to the Company’s retail pharmacies and for utilization in the remaining distribution business related to the distribution of pharmaceuticals directly to physicians and medical clinics. Total estimated inventory transferred to the pharmacies and St. Rose facility was approximately $7.2 million after a reserve of $1.4 million, primarily related to the inventory transferred to the St. Rose Facility, recorded in connection with the inventory transferred and is included in discontinued operations. Proceeds from the RDC transaction as well as amounts realized from the collection of accounts receivable and the sale of inventory were used to decrease the Company’s borrowings under its credit facility with Wells Fargo Retail Finance, LLC.

In connection with the sale of these assets, the Company and its landlord, Becan Development LLC, agreed to amend the lease for the New Castle, Pennsylvania facility. The amendment provides that the term of the lease be reduced to five years, commencing December 21, 2005, with two additional five-year options available for renewal, and provides for an option to purchase the premises from the landlord. RDC has agreed to enter into a lease assignment and assumption agreement for the amended New Castle lease contingent upon the Company and the landlord securing the necessary consents from the PIDA to such assignment. Until such time as the consents are obtained, the parties have agreed to operate under a sublease agreement. The Company’s total obligation under the amended lease is approximately $200,000 annually.

Further, as part of the discontinuance of substantially all of the drug distribution business, the Company recorded a goodwill impairment charge of $19.4 million during the year ended December 31, 2005. The Company also recorded a goodwill impairment charge of $31.0 million during the year ended January 1, 2005. As of December 31, 2005, remaining goodwill was $1.4 million.

Net revenues related to the discontinued operations were $103.6 million and $15.3 million for the fiscal year ended December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively. The loss from discontinued operations of $33.0 million and $31.3 million for the fiscal year ended December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively, represents the loss from operations of the discontinued operations of $5.7 million and $0.3 million, respectively and loss on disposal of the discontinued operations of $27.3 million and $31.0 million, respectively. The loss on disposal of discontinued operations includes goodwill and other intangible asset impairments (trademarks and customer list) of $22.6 million and $31.0 million and other exit losses primarily representing estimated losses on accounts receivable, inventory and vendor chargebacks of $4.7 million and $0 million, for fiscal years ended December 31, 2005 and January 1, 2005, respectively.

Going Concern— The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2005, the Company had a net stockholders' deficit of $11.3 million and has incurred net losses of $54.9 million, $39.8 million and $12.2 million for the years ended December 31, 2005, January 1, 2005 and December 27, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. During the fourth quarter of 2005, the Company completed certain transactions considered to be critical to achieving future growth and profitability. These include the sale of common stock for net proceeds of $47.4 million, the refinancing of the senior credit facility with a new $65.0 million facility, which allows for additional borrowing availability, and the sale and discontinuation of substantially all of the Company’s distribution operations, which had incurred significant losses. Management believes that these transactions as well as other organizational and operational changes will allow the Company to continue as a going concern.

2.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business— As of December 31, 2005, the Company operated 77 pharmacies, including one home health center and one non-pharmacy mail order center, in 14 states under the Arrow Pharmacy & Nutrition Center, Familymeds Pharmacy, and Worksite PharmacySM brand names.

Prior to the Merger, the Company operated two drug distribution facilities under the Valley Drug Company and Valley Drug Company South names. During the third quarter of 2005, the Company determined that it would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, as of October 1, 2005, the Company considered substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes. In December 2005, the Company sold certain assets held by Valley Drug Company and exited the New Castle, Pennsylvania facility. The Company continues to operate a portion of the wholesale drug distribution business primarily related to the direct distribution of to physicians, medical clinics and other health care providers from the St. Rose, Louisiana facility. This facility was temporarily closed in September 2005 as a result of Hurricane Katrina and reopened in January 2006.

Fiscal Periods—The Company reports on a 52-53 week fiscal year. Fiscal years 2005 and 2003 include 52 weeks, while fiscal year 2004 includes 53 weeks.

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

Revenue Recognition—Revenues from pharmacy operations are comprised of both pharmacy sales in Company-owned locations and royalty revenues from franchised pharmacies. Revenues from pharmacy sales, net of contractual allowances from third-party payors, are recognized at the time of sale. The Company participates in various third-party provider networks and state Medicaid programs. Under a majority of these networks, revenue is adjudicated at the time of sale. However, for certain third-party providers and state Medicaid programs, revenue is reported at the net realizable amount and adjusted in future periods as final settlements are determined. Revenues from franchised pharmacies are based on a flat fee per location or a percentage of the revenues of the franchised pharmacy and are recognized in the period in which revenues are earned. The Company recognizes revenues from the mail order and e-commerce operations when products are shipped to customers, net of discounts. Revenues for the drug distribution operations are recognized when goods are shipped and title or risk of loss resides with unaffiliated customers or when services are provided. The Company has no sales incentive or rebate programs with its customers. Revenue is recorded net of sales returns and allowances.

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

Inventories—Inventories consist of pharmaceuticals and other retail merchandise. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Inventories are monitored for out of date or damaged products. Inventories are recorded net of a reserve for obsolescence of approximately $2,109,000 and $902,000 at December 31, 2005 and January 1, 2005, respectively. The drug distribution operations accept return of product from its customers for product which is resaleable, in unopened containers and expires six months or more from the return date.

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

For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent payable. As of both December 31, 2005 and January 1, 2005, a liability of approximately $0.1 million was recorded related to deferred rent payable.

Impairment of Long-Lived Assets—The Company reviews long-lived assets, including property plant and equipment and intangible assets, to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets, including related intangible assets, exceeds the future cash flows for the assets. For purposes of recognizing and measuring impairment of long-lived assets, the Company evaluates assets at the store level for pharmacy operations. For purposes of measuring goodwill impairment, the drug distribution operations and pharmacy operations are considered separate reporting units.

Goodwill—Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired as a result of the Merger. Goodwill is not amortized, but is subject to impairment testing annually, or more frequently if events and circumstances indicate there may be impairment. The Company measures impairment based on a discounted cash flow method and a discount rate determined by management to be commensurate with the reporting unit risk. The Company completed impairment tests for goodwill related to the discontinued drug distribution reporting unit as of December 31, 2005 and January 1, 2005 and recorded write-downs of approximately $19.4 million and $31.3 million, respectively which are included in loss from discontinued operations in the accompanying consolidated statements of operations (see Note 6).

Other Intangible Assets—Prescription file intangible assets were recorded at fair value in connection with store acquisitions. The Company amortizes prescription files on a straight-line basis over an estimated useful life of seven years. Authorized distributor licenses, trademarks and patents and a customer list were recorded in connection with the Merger. Authorized distributor licenses relate to contractual and non-contractual relationships with pharmaceutical manufacturers allowing direct access to purchase their products. These contracts are amortized on a straight-line basis over an estimated life of 15 years. Trademarks and patents are amortized on a straight-line basis over their estimated life of 15 years. The customer list was amortized on a straight-line basis over an estimated life of five years. Noncompete agreements relate to agreements with former storeowners who sold their pharmacies to the Company. These agreements are amortized on a straight-line basis over the lives of the agreements, generally two to five years. Royalty rights relate to the purchase of certain franchise license agreements and are amortized on a straight-line basis over an estimated life of 20 years. During fiscal year 2005, in connection with the discontinued operations, the Company recorded impairment charges of $2,700,000 related to trademarks and $495,000 related to the customer list.

Deferred financing costs are being amortized as interest expense on an effective yield basis over the terms of the related debt. Amortization of approximately $257,000, $288,000, and $378,000 for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, respectively, was recorded as interest expense in the accompanying consolidated statements of operations.

Store Opening and Closing Costs—Store opening costs are charged directly to expense when incurred, including rent expense during construction periods. When the Company makes a decision to close a store, the unrecoverable costs, including remaining lease obligations (net of estimated sublease rental income commencing in fiscal 2003 upon adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities), are charged to expense. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was adopted by the Company in fiscal 2003. SFAS No. 144 requires the results of operations of a component entity that is classified as held for sale or that has been disposed of to be reported as discontinued operations in the statement of operations if certain conditions are met. These conditions include commitment to a plan of disposal after the effective date of this statement, elimination of the operations and cash flows of the component entity from the ongoing operations of the company and no significant continuing involvement in the operations of the component entity after the disposal transaction. The stores closed in fiscal 2005 and 2004 did not meet the criteria to be classified as discontinued operations under SFAS No. 144.

Concentration of Credit Risk—The Company’s receivables for the pharmacy operations are principally from third-party insurance plans and state Medicaid programs (collectively, “Third-Party Customers”). The largest individual Third-Party Customer accounted for approximately 13%, 12% and 13% of the Company’s net revenues for the years ended December 31, 2005, January 1, 2005 and December 27, 2003, respectively. There is no other customer that represents over 10% of the Company’s net revenues for these periods. Total gross trade receivables for this customer were $1,843,000, $652,000, and $1,814,000 as of December 31, 2005, January 1, 2005 and December 27, 2003, respectively.

Advertising—Advertising costs are charged to expense as incurred and were approximately $1,202,000, $1,345,000 and $1,892,000 for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003 respectively.

Shipping and Handling Costs—Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $1,630,000, $1,341,000 and $1,095,000 for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, respectively.

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

Per Share Information—For periods prior to the Merger, the weighted average shares outstanding have been computed based on the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis (i.e., if the preferred shareholders were converted to common prior to the Merger), had the Merger consideration not be distributed to the preferred shareholders based on liquidation values. Based on the exchange ratio, the FMG common shareholders would have received 1,288,909 shares of common stock. For the periods subsequent to the Merger, the total outstanding shares are based on actual shares outstanding. Potentially dilutive securities were not considered in any period presented since the effect would be anti-dilutive.

Segment—The Company operated as one business segment for all periods presented.

Stock-Based Compensation—The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and its related interpretations in accounting for employee stock compensation and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to account for options issued to nonemployees. Forfeitures are accounted for in the period the options are actually forfeited. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss would have decreased to the pro forma amounts indicated below:

	Fiscal Year Ended
	December 31,	January 1,	December 27,
	2005	2005	2003
Net loss available to common shareholders, as reported	$(59,158,000)	$(50,639,727)	$(17,831,347)

Add: Actual stock-based employee compensation expense	6,118,378	1,345,828	176,914
Less: Pro forma stock-based employee contribution expense	(6,580,111)	(1,032,630)	(132,238)
Effect of stock-based employee compensation expense determined under fair method valuation for all awards	(461,733)	313,198	44,676
Pro forma net loss available to common shareholders	$(59,619,733)	$(50,326,529)	$(17,786,671)
Basic and diluted net loss available to common shareholder per share:
As reported	$(1.90)	$(13.57)	$(13.83)
Pro forma	$(1.91)	$(13.49)	$(13.80)

The fair value of each option grant has been for SFAS No. 123 purposes on the date of grant using the Black Scholes pricing model with the following assumptions:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Risk-free interest rate	3.42% - 4.52%	3.54% - 4.22%	2.62% - 5.71%
Expected life	3 years	3 years	3 years
Volatility	58%	48%	— %
Dividend yield	— %	— %	— %
Weighted average fair value of each option granted	$1.77	$3.50	$0.67

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, SFAS No. 123(R), “Share-Based Payment,” was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this statement are required to be adopted for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact as the amount is subject to variation based on the granting of stock compensation during 2006. Please see Note 7 to the Company’s consolidated financial statements for additional information regarding stock-based compensation.

4.	IMPAIRMENTS OF LONG-LIVED ASSETS

During the fiscal years ended December 31, 2005 and January 1, 2005, the Company recorded goodwill impairment charges of $19,422,000 and $31,000,000, respectively (see Note 6) relating to discontinued operations. In addition, during the fiscal year ended December 31, 2005, the Company recorded an impairment charge of $3,195,000 related to trademarks for $2,700,000 and the customer list for $495,000 associated with the discontinued business. All of these charges are included in discontinued operations in the accompanying consolidated statements of operations.

During the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, the Company approved the closure of one, seven and five underperforming stores, respectively, and as a result, the Company recorded impairments of long-lived assets of approximately $0, $0 and $182,000, respectively, primarily related to the prescription file intangible assets and equipment for these locations. Additionally, net lease obligations related to these stores of approximately $0, $179,000 and $180,000 were accrued, respectively and are included in write-downs of long-lived assets. During the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, the Company had favorable settlements on lease obligations of approximately $0, $87,000 and $206,000, respectively. Revenues for stores closed were $0.8 million, $2.8 million and $1.7 million for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, respectively. The operating loss for the stores closed was $0, $0.4 million and $0 for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, respectively. The Company also recorded impairment charges for prescription file intangible assets and property and equipment of approximately $0, $260,000, and $635,000 relating to underperforming and relocated stores during the fiscal years ended December 31, 2005, January 1, 2005, and December 27, 2003.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31, 2005	January 1, 2005
Computer equipment and software	$8,983,370	$9,015,941
Furniture, fixtures and equipment	4,634,437	5,073,425
Leasehold improvements	3,891,510	2,692,100
Equipment under capital lease obligations	176,651	176,651
Construction in progress	352,970	—
Total	18,038,938	16,958,117

Less accumulated depreciation and amortization	(13,080,084)	(11,707,433)
Property and equipment, net	$4,958,854	$5,250,684

Depreciation and amortization expense of the Company’s property and equipment was approximately $1,800,000, $2,188,000 and $2,270,000 for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, respectively.

6.	GOODWILL

Goodwill resulted from the Merger. Goodwill was tested for impairment during the fiscal years ended December 31, 2005 and January 1, 2005. The fair value of the reporting unit was estimated using future cash flows, and non-cash impairment charges of $19.4 million and $31.0 million, respectively, were recognized. The impairments relate to the discontinued operations of the drug distribution reporting unit and are included in the loss from discontinued operations.

The changes in the carrying value of goodwill for the fiscal years ended December 31, 2005 and January 1, 2005 are as follows:

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended January 1, 2005
Goodwill, beginning of fiscal year	$19,813,080	$—
Goodwill associated with Merger	—	50,813,095
Adjustments to Goodwill:
Additional contract costs relating to the Merger	936,015	—
Merger expenses, including warrants issued to FMG shareholders related to the Merger	131,363	—
Other	(103,856)	—
Total Adjustments to Goodwill	963,522	—

Goodwill impairment charge	(19,422,000)	(31,000,015)

Goodwill, end of fiscal year	$1,354,602	$19,813,080

The Merger required the Company to enter into an agreement with a former officer and director which requires payments in excess of market value over a three year period. The incremental costs of approximately $936,000 over the term of the agreement were recorded as goodwill. The remaining goodwill at December 31, 2005 of $1,354,602 is attributable to the ongoing business of direct distribution of pharmaceuticals to physicians, medical clinics, and other healthcare providers from the St. Rose facility.

7.	OTHER INTANGIBLE ASSETS

Other intangible assets consist of:

	December 31, 2005		January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prescription files	$18,129,274	$(16,254,650)	$18,135,217	$(14,124,284)
Trademarks and copyrights	818,127	(331,677)	3,518,127	(102,438)
Wholesale distributor contracts	1,800,000	(135,000)	1,800,000	(15,000)
Noncompete agreements	883,867	(882,772)	883,867	(874,557)
Customer list	—	—	600,000	(15,000)
Other	895,056	(70,467)	982,558	(218,429)

	$22,526,324	$(17,674,566)	$25,919,769	$(15,349,708)

During fiscal year ended December 31, 2005, the Company recorded impairment charges of $2,700,000 and $495,000 related to trademarks and the customer list, respectively, associated with the discontinued operations. These charges are included in the loss from discontinued operations in the consolidated statements of operations.

The weighted average amortization period for intangible assets is approximately 7.3 years as of December 31, 2005. Included in the loss from continuing operations is amortization expense related to other intangible assets of approximately $2,613,000, $2,570,000 and $3,027,000 for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, respectively.

Estimated future amortization expense for the succeeding five years is as follows:

Fiscal Year Ending	Amount
2006	$1,700,940
2007	558,857
2008	447,370
2009	376,683
2010	301,147

8.	DEBT

Debt at December 31, 2005 and January1, 2005 consisted of the following:

	December 31, 2005	January 1, 2005
Revolving credit facility	$36,251,510	$32,870,787
Promissory notes payable	915,137	2,284,212
Subordinated notes payable (1)	22,905,554	—

Total	$60,072,201	$35,154,999

Long-term accounts payable, including current portion of $575,000(1)	$—	$23,000,000

(1) Represents accounts payable converted to subordinated notes payable on March 21, 2005.

Revolving Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million minimum reserve. While the credit facility currently does not require compliance with financial covenants, the Company has the ability to reduce this minimum reserve by $3.5 million by agreeing to implement one or more financial covenants. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the Prime index rate plus an applicable margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable margin as of December 31, 2005 was 0.25%. As of December 31, 2005, the interest rate, including applicable margin, used to calculate accrued interest was 7.5%. Interest is payable monthly.

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

The New Credit Facility includes an early termination fee of $650,000 if paid in full before October 12, 2008. The New Credit Facility is secured by substantially all assets of the Company. As of December 31, 2005, $36.3 million was outstanding on the line and $9.3 million was available for additional borrowings, based on eligible receivables and inventory.

The proceeds of the New Credit Facility were used to repay in full the Company’s prior line of credit with General Electric Capital Corporation (“GECC”) (the “Senior Credit Facility”) and is also expected to be used to provide financing for working capital, letters of credit, capital expenditures, future acquisitions and/or other general corporate purposes.

Subordinated Notes Payable

On March 22, 2005, the Company entered into the First Amendment to the GECC Senior Credit Facility (the “March 2005 Amendment”). The March 2005 Amendment provided for an increase in the reduction of permanent availability from $5.5 million to $7.5 million and allowed the Company to convert the $23.0 million of accounts payable after consideration of a $6.0 million payment in March 2005 to AmerisourceBergen Drug Corporation (“ABDC”) into a subordinated convertible debenture in the original principal amount of $11,500,000 (the “Subordinated Convertible Debenture”) and a subordinated promissory note in the original principal amount of $11,500,000 (the “Subordinated Note”).

The Subordinated Note is due and payable in quarterly installments of $575,000, which began on December 1, 2005 and continues through September 1, 2010, on which date all outstanding amounts are due. The Subordinated Note bears interest at the prime rate plus 2.0% per annum (9.25% as of December 31, 2005), provided that in no event will the interest rate in effect be less than 5.0% per annum or greater than 10.0% per annum. Interest accrued on the Subordinated Note is payable quarterly and interest payments commenced June 1, 2005. Interest expense of $756,738 was recorded during the fiscal year ended December 31, 2005.

The Subordinated Convertible Debenture is due and payable in quarterly installments of $605,263 commencing on March 1, 2006 through August 15, 2010, on which date all outstanding amounts are due. Quarterly principal payments are payable in cash or in shares of common stock in an amount equal to $605,263 divided by $3.4416 (the “Issue Price”), at the Company’s option. The Subordinated Convertible Debenture bears interest at 10.0%, if the quarterly interest payment is made in common stock or the prime rate plus 1% per annum (8.25% as of December 31, 2005), if the quarterly interest payment is made in cash, provided that in no event will the interest rate in effect be less than 5.0% per annum or greater than 10.0% per annum. Quarterly interest payments are required to be paid in common stock through February 28, 2006. Commencing March 1, 2006, quarterly interest payments may be paid in cash or common stock in an amount equal to the interest then due and owing divided by the Issue Price, or a combination thereof. During the year ended December 31, 2005, 235,516 shares of common stock valued at $597,222 were issued for interest expense through December 1, 2005. An additional $95,834 of interest expense was accrued from December 1, 2005 to December 31, 2005.

If common stock is used to make principal or interest payments on the Subordinated Convertible Debenture, and the proceeds ABDC receives upon any sale of the Company’s common stock (or the proceeds ABDC would have received upon a sale in the event no shares are sold by ABDC) are less than the principal and interest due, the Company is required to pay such difference to ABDC in cash on the date of maturity of the Subordinated Convertible Debenture. As of December 31, 2005, the estimated shortfall in the value received from the sale of securities received as payment of interest was $480,554, which is considered a “Deemed Payment” under the terms of the Subordinated Convertible Debenture and is reflected as an increase in the carrying value of the Subordinated Convertible Debenture as of December 31, 2005. Through December 31, 2005, ABDC could not sell any shares of the Company’s common stock received that, in the aggregate, exceed 25% of the average trading volume of the Company’s common stock for the preceding 10 trading days.

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

9.	CAPITAL STOCK

DrugMax Common Stock—The number of authorized shares of common stock was increased from 24 million to 45 million shares on November 12, 2004. In connection with the Merger, the shareholders of FMG (along with certain FMG warrant holders and note holders) received an aggregate of 10,470,507 shares of DrugMax common stock. On September 7, 2005, stockholders of the Company approved an amendment to increase our authorized shares of common stock from 45 million to 100 million. Then, on September 27, 2005, the Company’s authorized shares of common stock increased from 100 million to 200 million. Authorized common stock consists of 200 million shares of common stock, $.001 par value as of December 31, 2005.

On August 27, 2003, DrugMax adopted the DrugMax, Inc. 2003 Restricted Stock Plan (“the Restricted Stock Plan”). Prior to the Merger, DrugMax had not issued any restricted shares under the Restricted Stock Plan. On November, 12, 2004, the number of shares authorized under the Restricted Stock Plan was increased from 1.5 million shares to 3.5 million shares. In connection with the Merger, DrugMax issued an aggregate of 656,047 shares of restricted DrugMax common stock to certain employees and directors of FMG. The restricted stock was scheduled to vest on March 25, 2005 or upon such time as a registration statement is declared effective. On March 23, 2005, certain of the restricted stock agreements were amended to change the vesting to June 15, 2005 or upon such time as a registration statement is declared effective by the SEC. The compensation charge recorded during the years ended December 31, 2005 and January 1, 2005 relating to the restricted stock was $1,561,864 and $809,125, respectively, which was based on the vesting provisions of the original restricted stock agreements.

During fiscal year ended December 31, 2005, the Company issued 516,048 shares of restricted stock to directors and employees. The shares issued to directors vested one-third upon the date of grant and one-third on each anniversary thereof. The employee shares vest two-thirds upon the first anniversary of the grant and one-third upon the second anniversary of the grant. Compensation expense of $269,478 was recorded during the fiscal year ended December 31, 2005 related to these shares.

DrugMax Preferred Stock— The number of authorized shares was increased from two million to five million preferred shares at the annual meeting on November 12, 2004, of which 17,000 shares have been designated as Series A Convertible Preferred Stock. On December 2, 2004, for an aggregate purchase price of $17 million, the Company sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of Series A convertible redeemable preferred stock (the “Series A”). These shares were convertible into an aggregate of 4,594,591 shares of the Company’s common stock, based upon an initial conversion price of $3.70 per share. However, in an amendment to the certificate of designation, on July 7, 2005, the conversion price was reduced from $3.70 per share to $2.80 per share and the Series A stock became convertible into an aggregate of 6,071,425 shares of DrugMax common stock. In addition, the investors received warrants to purchase an aggregate of 1,378,374 shares of DrugMax common stock. The exercise price of the warrants was $4.25 per share upon issuance. The exercise price was reduced to $1.09 upon the redemption of the Series A. The warrants are exercisable into common stock and expire on the fifth anniversary of the closing. The fair value of the warrants was originally estimated at $1,872,000 based on Black Scholes valuation. The modification of the warrant exercise price resulted in an increase in the fair value of the warrants of $656,000 to $2,528,000 which is being recorded as additional preferred stock dividends over the ten-year estimated life of the DrugMax Series A convertible redeemable preferred stock. In connection with the redemption of the Series A convertible preferred stock, on October 3, 2005, the unamortized discount was fully amortized and recorded as an increase to the accumulated deficit in the consolidated statement of changes in stockholders’ (deficit) equity.

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

The Series A contained an increasing-rate dividend as follows: 7% per annum until the fourth anniversary; 9% per annum from the fourth until the fifth anniversary; 11% per annum from the fifth until the sixth anniversary and 14% per annum thereafter. In accordance with SEC Staff Accounting Bulletin Topic 5, Miscellaneous Accounting, Section Q, the Company has recorded dividends in amounts equal to a consistent effective rate over the life of the preferred stock.

On October 3, 2005, the Company redeemed the Series A convertible redeemable preferred stock for cash of $17.0 million and 488,069 shares of common stock valued at $844,360. The common stock issued is reflected as an additional dividend on the Series A convertible redeemable preferred stock.

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

Dividends on FMG preferred stock were accrued through the Merger date. Following is a summary of the terms and conditions of the FMG preferred stock prior to the Merger:

FMG Series E Redeemable Convertible Preferred Stock—On June 22, 2001, FMG issued to existing investors 988,441 shares of Series E Redeemable Convertible Preferred Stock (“FMG Series E Preferred Stock”) at a purchase price of $9.87 per share for aggregate proceeds of $9,755,913. In connection with this transaction, FMG incurred $180,924 of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series E Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. For the fiscal years ended January 1, 2005 and December 27, 2003, $40,616, and $44,308, respectively, of expenses were accreted. The Series E Preferred Stock accrued dividends at 8% per annum, was senior to all other classes of stock, had certain special voting rights and had an initial liquidation value of $9.87 per share. In exchange for the commitment and funding of the Notes (see Note 7), FMG issued certain note holders warrants to purchase 438,249 shares of FMG Series E Preferred Stock at an exercise price of $9.87 per share. The fair value of the warrants as of the date of issuance was $54,354 using the Black-Scholes model. These warrants were exercised into 438,249 shares of FMG Series E Preferred Stock on a cashless basis prior to the Merger.

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

FMG Series D Redeemable Convertible Preferred Stock—In July 2000, FMG issued to an investor group1,542,188 shares of Series D Redeemable Convertible Preferred Stock (“FMG Series D Preferred Stock”), with a par value of $0.01 at a purchase price of $18.37 per share for gross proceeds of $28,330,000. In connection with this transaction, FMG incurred approximately $1,843,000 of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series D Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. For the fiscal years ended January 1, 2005 and December 27, 2003, $333,898, and $364,252 of expenses were accreted, respectively.

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

FMG Series B Redeemable Convertible Preferred Stock—On June 8, 1998, FMG issued to an investor group 2,042,105 shares of Series B Redeemable Convertible Preferred Stock (“FMG Series B Preferred Stock”), with a par value of $0.01 at a purchase price of $4.75 per share for aggregate proceeds of $9,700,000. In connection with this transaction, FMG incurred approximately $225,000 of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series B Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. For the Fiscal Years ended January 1, 2005 and December 27, 2003, $30,266, and $33,017 of expenses were accreted. The FMG Series B Preferred Stock accrued dividends at an annual rate of 8% of liquidation value, as defined, with an initial liquidation value of $4.75 per share. Concurrent with the FMG Series C Convertible Preferred Stock issuance, the conversion price of the FMG Series B Preferred Stock was adjusted to $7.83 per share and the existing 2,042,105 FMG Series B Preferred Stock shares were exchanged for 1,858,239 shares of FMG Series B Preferred Stock with a liquidation value of $5.22 per share, plus unpaid dividends. Upon liquidation or redemption, the Series B Preferred Stock shareholders are entitled to the liquidation value, plus accrued but unpaid dividends. Under certain liquidation circumstances, the cumulative unpaid dividend is increased to a rate of 12% of liquidation value.

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

The Company has three 401(k) defined contribution plans that cover eligible full-time employees, including the Familymeds 401(k) plan (the “Familymeds Plan”) and two DrugMax 401(k) Plans (the “DrugMax Plans”) that existed prior to the Merger for DrugMax employees. During fiscal 2005, 2004 and 2003, Familymeds, Inc. contributed 50% of an employee’s pre-tax contribution up to a maximum of 4% of an employee’s eligible compensation to the Familymeds Plan. During the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, the Company contributed approximately $230,000, $271,000 and $367,000, respectively, to the Familymeds Plan.

Company contributions to the primary DrugMax 401(k) Plans are discretionary. The Company made no contributions to the DrugMax 401(k) Plan for the period subsequent to the Merger.

11.	INCOME TAXES

The Company incurred net operating losses for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003. Accordingly, no benefit for income taxes has been recorded due to uncertainty of realization.

The components of deferred income tax assets (liabilities) at December 31, 2005 and January 1, 2005 are as follows:

	December 31, 2005	January 1, 2005
Deferred Tax Assets (Liabilities)
Trade receivables	$1,187,742	$1,504,358
Inventories	502,696	1,446,565
Accrued expenses	452,984	687,986
Property and equipment	15,664	(65,486)
Intangible assets	9,472,166	230,556
Tax effect of net operating loss carryforwards	56,425,450	46,402,632
Stock options	2,442,501	-
Other	159,780	(82,627)
Total	70,658,983	50,123,984
Valuation allowance	(70,658,983)	(50,123,984)
Total, net	$-	$-

A valuation allowance has been established for the full amount of the net deferred tax asset as of December 31, 2005 and January 1, 2005 which, based upon available evidence, will likely not be realized.

Following is a reconciliation of the statutory income tax rate to the effective income tax rate for the fiscal years ended December 31, 2005, January 1, 2005, and December 27, 2003:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	December 27, 2003
Statutory rate	(34)%	(34)%	(34)%
State income tax rate benefit, net of federal effect	(5)%	(5)%	(5)%
Change in valuation allowance	39%	39%	39%
Effective tax rate	—%	—%	—%

At December 31, 2005, the Company had net operating loss carryforwards (“NOL’s”) for federal and state income tax purposes of approximately $144 million and $90 million, respectively, that are available, other than as described below, to offset future taxable income and expire from 2016 through 2025. As a result of changes in the Company’s ownership, usage of the Company’s NOL’s is limited. As of December 31, 2005, approximately $138 million of the federal NOL carryforward is subject to a usage limitation of approximately $2.2 million per year. The amount of NOL’s that may not be available for usage prior to expiration due to NOL usage limitations is approximately $94 million.

12.	STOCK OPTIONS

As of January 1, 1998, FMG adopted its 1998 Non-Qualified Stock Option Plan. The plan was amended July 1, 1999, and the FMG’s 1999 Non-Qualified Stock Option Plan (“the FMG 1999 Non-Qualified Stock Option Plan”) was adopted. The majority of options issued under the FMG 1999 Non-Qualified Stock Option Plan vested evenly over a three-year period and expired after five years. On April 25, 2000, FMG adopted its 2000 Stock Option Plan (“the FMG 2000 Plan”). Options were granted under the FMG 2000 Plan to employees, directors or consultants. Immediately prior to the Merger, FMG vested all outstanding stock options that had not terminated by their own terms prior to the Merger and issued one share of FMG non-voting common stock for each such outstanding FMG option on a one-for-one basis resulting in the issuance of 524,652 common shares. A compensation charge of $7,872 was recorded during the fiscal year ended January 1, 2005 related to the exchange which represented to estimated fair value of the shares issued. Accordingly, at the time of the Merger, no options to purchase FMG common stock remained outstanding.

On August 13, 1999, DrugMax adopted its 1999 Incentive and Non-Statutory Stock Option Plan (the “DrugMax 1999 Plan”). On June 5, 2002, the first amendment to the DrugMax 1999 Plan was adopted. In connection with the Merger, on November 12, 2004, the number of shares authorized under the DrugMax 1999 Plan was increased from two to six million shares. Prior to the Merger, options were granted under the DrugMax 1999 Plan to employees and directors of DrugMax. As a result of the Merger on November 12, 2004, all of such options immediately vested.

In connection with the Merger, DrugMax issued options to purchase 1,574,369 shares of DrugMax common stock at $0.57 per share to certain employees and directors of FMG that remained employees and directors of DrugMax after the Merger. The options vested immediately and are exercisable on January 4, 2006. A compensation charge is being recorded over the period the options become exercisable. Accordingly, $4,230,650 and $528,831 of stock compensation expense was recorded during the years ended December 31, 2005 and January 1, 2005, respectively, related to the options issued in connection with the Merger that had exercise prices less than their fair value.

During fiscal year ended December 31, 2005, 1,618,970 stock options were granted to directors and employees of DrugMax. The majority of these grants vest evenly over three years. All stock options were granted at fair market value and thus no expense was recorded relating to these grants.

Stock option activity for the DrugMax 1999 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of the Merger Date	2,226,412	3.77
Granted to FMG employees in connection with the Merger	1,574,369	0.57
Forfeited	(32,100)	5.41
Exercised	(160,466)	1.84

Shares under option at January 1, 2005	3,608,215	2.37

Granted	1,618,970	$1.77
Forfeited	(1,124,065)	$3.88
Exercised	(332,360)	$1.62
Shares under option at December 31, 2005	3,770,760	$1.80
Shares exercisable at December 31, 2005	1,208,516	$3.37

		Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005
$0.57-$2.00	2,736,935	8.8	$0.91	320,882
2.52-4.00	819,091	5.7	3.04	672,900
5.00-13.00	214,734	3.3	7.75	214,734
	3,770,760			1,208,516

The weighted average contractual life of options outstanding at December 31, 2005 was 7.8 years.

13.	RELATED PARTY TRANSACTIONS

The Arrow Employee Benefit Trust (the “Trust”) was created to purchase group medical insurance for FMG, franchisees and certain affiliates. Use of the Trust was terminated effective May 17, 2004.The Board of Trustees of the Trust was composed of certain officers of the Company along with certain franchisees. The Company paid approximately $1,539,779 and $3,164,000 in insurance premiums and administrative fees to the Trust for the Fiscal Years ended January 1, 2005 and December 27, 2003, respectively.

In October 2001, prior to the Merger, the Company executed a commercial lease agreement (the “Lease”) with an entity controlled by certain directors and officers of the Company at the time. The Lease is for an initial period of five years with a base monthly lease payment of $15,000, and an initial deposit of $15,000. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party. In connection with the sale of select assets from Valley Drug Company located in New Castle, Pennsylvania to Rochester Drug Cooperative (“RDC”), the lease was amended. The amendment provides that the term of the lease be five years, commencing December 21, 2005, with two additional five-year options for renewal, and provides an option to purchase the premises from the landlord. RDC has agreed to enter into a lease assignment and assumption agreement for the amended New Castle lease contingent upon the Company and the landlord securing consents from the Pennsylvania Industrial Development Authority (“PIDA”) to such assignment. Until such time as the consents are obtained, the parties have agreed to operate under a sublease agreement.

In January 2004, prior to the Merger, the Company executed a second commercial lease agreement (the “Second Lease”) with an entity controlled by certain directors and officers of the Company at the time. The Second Lease is for an initial period of fifteen years with a base monthly lease payment of $17,000. During the fiscal year ended December 31, 2005, the Company recorded rent expense of $204,000 related to the Second Lease. Management believes the terms of this agreement are comparable to those that the Company would have received from an unrelated, third party.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its headquarter office space under an operating lease expiring in 2007 with a renewal option through 2012. The Company also leases space for its pharmacies, distribution centers, vehicles, furniture and fixtures and office equipment under various operating leases. Certain leases include renewal options. Rent expense on these operating leases was approximately $3,503,000, $3,375,000 and $3,328,000 for the fiscal years ended December 31, 2005, January 1, 2005 and December 27, 2003, respectively.
Minimum lease payments under these leases are as follows, excluding renewal options:

Fiscal Years
2006	$2,887,036
2007	2,042,479
2008	1,429,160
2009	997,056
2010	442,513
Thereafter	755,764
Total	$8,554,008

Legal Matters- On November 12, 2003, Phil & Kathy’s, Inc. d/b/a Alliance Distributors (“Alliance”) served a complaint against the Company seeking to recover the non-payment of open invoices approximating $2.0 million based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, the Company filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the sale of twenty allegedly counterfeit bottles of Lipitor by Alliance to the Company, which the Company later sold to QK Healthcare, Inc. (“QK”). Alleging that the Lipitor was counterfeit, QK later sued the Company for breach of contract, violations of the implied warranty of merchantability and fraud. Accordingly, the Company’s subsidiary, Valley, also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated a lawsuit against Valley by QK in New York. At March 31, 2005, the amount that the Company recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. Under an indemnification agreement with Alliance, pursuant to which Alliance is required to indemnify the Company for all losses, expenses and damages sustained by the Company as a result of product sold to the Company by Alliance, and the Company’s right to offset its losses, expenses and damages against any amounts due to Alliance, the Company reduced the payable to Alliance by the cost of the faulty Lipitor sold to the Company by Alliance plus the settlement and litigation expenses incurred by the Company directly as a result of the Lipitor, or an aggregate of $0.5 million. The Company has recorded the foregoing trade payable of $1.5 million as of December 31, 2005 and believes this estimate is reasonable based on the information it has at this time; however, the Company cannot reasonably estimate the total future possible loss that it will sustain as a result of the Alliance complaint or the possible recovery through its counterclaim or Valley’s consolidated action.

On February 23, 2005, a former employee of the Company, James Hostetler, filed suit in the United States District Court for the Northern District of Illinois Eastern Division claiming the Company breached a compensation agreement. Specifically, Mr. Hostetler claims he is owed a commission of an unspecified amount as a result of the sale of securities consummated on December 2, 2004. The Company filed its response and intends to defend itself vigorously. Management does not believe Mr. Hostetler is entitled to any such commissions as he played no role in the sale of these securities. As a result of the early stage of this proceeding, the Company cannot currently estimate its outcome and has made no provision in the accompanying consolidated financial statements for the resolution of the matter.

From time to time, the Company may become involved in additional litigation arising in the ordinary course of our business. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	April 2,	July 2,	October 1,	December 31,
	2005	2005	2005	2005
Dollars in thousands, except per share amounts
Fiscal 2005:
Net revenues	$57,201	$54,715	$51,755	$52,432
Gross margin	11,943	11,033	9,877	9,582
Operating loss	(3,202)	(4,107)	(4,656)	(4,463)
Loss from continuing operations (1)	(3,770)	(5,421)	(6,342)	(6,319)
Loss from discontinued operations	(1,226)	(1,744)	(8,193)	(21,842)
Net loss	(4,996)	(7,165)	(14,535)	(28,161)
Net loss available to common shareholders	(5,627)	(8,788)	(14,134)	(30,609)

Net loss per share available to common shareholders, basic and diluted	$(0.29)	$(0.44)	$(0.71)	$(0.47)

Shares used in basic and diluted loss per share	19,653	19,918	20,047	65,032

Dividends per common share	$—	$—	$—	$—

	Three Months Ended
	March 28,	June 27,	September 26,	January 1,
	2004	2004	2004	2005
Dollars in thousands, except per share amounts
Fiscal 2004:
Net revenues	$56,219	$55,808	$53,449	$58,486
Gross margin	11,716	11,672	10,893	12,333
Operating loss	(291)	(145)	(855)	(2,288)
Loss from continuing operations	(884)	(865)	(1,803)	(5,033)
Loss from discontinued operations (1)	-	-	-	(31,259)
Net loss	(884)	(865)	(1,803)	(36,292)
Net loss available to common shareholders	(2,188)	(2,389)	(2,858)	(43,205)

Net loss per share available to common shareholders, basic and diluted	$(1.70)	$(1.85)	$(2.22)	$(3.90)

Shares used in basic and diluted loss per share (2)	1,289	1,289	1,289	11,086

Dividends per common share	$—	$—	$—	$—

(1)
During the third quarter of 2005, the Company determined that it would discontinue substantially all of the drug distribution operations acquired in the Merger on November 12, 2004. Accordingly, these operations are reflected as discontinued for financial statement purposes for all periods presented since the date acquired. The loss from discontinued operations for the three months ended January 1, 2005 includes a goodwill impairment charge of $31.0 million. The loss from discontinued operations for the three months ended October 1, 2005 includes $5.3 million of estimated losses primarily related to accounts receivable and other asset impairments. The loss from discontinued operations for the three months ended December 31, 2005 includes a goodwill impairment charge of $19.4 million and other exit losses, primarily representing estimated losses on accounts receivable, inventory and vendor chargebacks, of $1.6 million.

(2)
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

On January 1, 2006, the Familymeds, Inc. Master 401(k) Savings and Retirement Plan and the DrugMax, Inc. 401(k) Plan were transitioned into one plan under Fidelity Investments.  The name of plan was changed to The 401(k) Savings and Retirement Plan.  Fidelity Investments became the trustee and record-keeper, as well as the investment provider for the newly adopted Plan.  Plan assets from both plans were transferred on January 4, 2006 to Fidelity Investments.

On March 31, 2006, the Company entered into a new employment agreement with Edgardo A. Mercadante, Chairman of the Board, President and Chief Executive Officer. The initial term of Mr. Mercadante’s agreement terminates on November 30, 2008, and is subject to successive, automatic one-year renewals, unless one party notifies the other of its desire not to renew the agreement. The agreement provides an initial salary of approximately $346,000, which represents no change from fiscal year ended December 31, 2005, and for bonuses as determined by the board of directors. For 2006, the employment agreement requires, if the Company achieves the performance levels set by the board, that Mr. Mercadante receive a cash bonus equal to 100% of his salary. Additionally, at the end of the first year of the initial term of the employment agreement, the Company is required to issue to Mr. Mercadante stock options and restricted stock at fair market value and comparable in amounts to those issued to a chief executive officer and chairman of the board of directors of a comparable publicly traded corporation. The agreement also contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit Mr. Mercadante from disclosing certain information belonging to the Company and from competing against the Company. If the employment agreement is terminated other than for cause prior to November 30, 2009, or if the Company fails to renew the agreement at least through November 30, 2009, the Company is required to continue to pay to Mr. Mercadante (or to his estate in the event of termination due to his death) two year’s severance equal to the amount of the compensation and other benefits to which he was entitled at the time of termination, subject to the terms of the agreement.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Directors and Executive Officers” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before April 30, 2006.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Compensation of Executive Officers and Directors” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before April 30, 2006.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Security Ownership of Management and Others and Related Stockholder Matters” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before April 30, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before April 30, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information under the heading “Principal Account Fees and Services” in our definitive Proxy Statement to be used in connection with our Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or before April 30, 2006.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements and Report of Deloitte & Touche LLP

The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.	Financial Statement Schedule.

Schedule II- Valuation and Qualifying Accounts for the fiscal years ending December 31, 2005, January 1, 2005, and December 27, 2003 - Page 57.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005, AND DECEMBER 27, 2003

	Balance,	Charged to
	beginning of	cost and		Balance from		Balance at
	year	expenses		Merger	Deductions	end of year
Allowance for Doubtful Accounts:

Fiscal year ended December 31, 2005	$3,896,519	$1,275,190	(1)	$—	$(2,394,330)	$2,777,319
Fiscal year ended January 1, 2005	1,717,851	341,995		2,182,942	(346,769)	3,896,519
Fiscal year ended December 27, 2003	3,100,641	615,465		—	(1,998,255)	1,717,851

Inventory Reserve:

Fiscal year ended December 31, 2005	902,585	3,090,778	(2)	—	(1,884,622)	2,108,741
Fiscal year ended January 1, 2005	1,045,588	659,352		285,900	(1,088,255)	902,585
Fiscal year ended December 27, 2003	1,374,240	531,835		—	(860,487)	1,045,588

Valuation Allowance for Deferred Tax Asset:

Fiscal year ended December 31, 2005	50,123,984	20,534,999		—	—	70,658,983
Fiscal year ended January 1, 2005	46,529,330	3,594,654		—	—	50,123,984
Fiscal year ended December 27, 2003	41,645,492	4,883,838		—	—	46,529,330

(1) Includes $1,138,567 related to discontinued operations.
(2) Includes $1,377,620 related to discontinued operations.

3. Exhibits

2.1	Agreement and Plan of Merger between DrugMax, Inc. and Familymeds Group, Inc. dated March 19, 2004, as amended. (5)

2.2	First Amendment to Agreement and plan of Merger between DrugMax, Inc. and Family Meds Group, Inc., dated July 1, 2004. (13)

2.3	Second Amendment to Agreement and plan of Merger between DrugMax, Inc. and Family Meds Group, Inc., dated October 11, 2004. (7)

2.4	Asset Purchase Agreement between Valley Drug Company and Rochester Drug Cooperative dated December 22, 2005 (11)

3.1	Amended and Restated Articles of Incorporation of DrugMax, Inc. filed November 12, 2005. (8)

3.2	Amended and Restated Bylaws, dated February 24, 2005. (13)

3.3	Certificate of Designation, creating Series A Preferred Stock (9)

3.4	Amendment to Certificate of Amendment relating to Series A Preferred Stock (15)

4.1	Specimen of Stock Certificate. (1)

10.1	Employment Agreement by and between DrugMax, Inc. and Edgardo A. Mercadante dated as of March 31, 2006 *

10.2	Employment Agreement by and between DrugMax, Inc. and Jugal K. Taneja dated as of December 12, 2004 (14)

10.3	Employment Agreement by and between DrugMax, Inc. and James E. Searson dated May 23, 2005 (14)

10.4	DrugMax.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (1)

10.5	Amendment No. 1 to DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (2)

10.6	Loan and Security Agreement between DrugMax and Wells Fargo Retail Finance, LLC dated October 12, 2005 (18)

10.7	DrugMax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (4)

10.8	Commercial Lease between Becan Development LLC and Valley Drug Company, dated January 1, 2004. (6)

10.9	Amendment No. 1 to Lease between Becan Development LLC and Valley Drug Company, dated December 22, 2005 (11)

10.10	Sublease between Valley Drug Company, Rochester Drug Company and Becan Development, LLC dated December 27, 2005 (11)

10.11	Commercial Lease between River Road Real Estate, LLC and DrugMax, Inc. dated October 18, 2001.(6)

10.12	Prime Warehouse Supplier Agreement among Familymeds, Inc. and D&K Healthcare Resources, Inc. dated December 28, 2004 (12).

10.13	Subordinated Convertible Debenture in the original principal amount of $11,500,000 dated March 21, 2005 (12).

10.14	Subordinated Promissory Note in the original principal amount of $11,500,000 dated March 21, 2005 (12).

10.15	Registration Rights Agreement among DrugMax, Inc. and AmerisourceBergen Drug Corporation dated March 21, 2005 (12).

10.16	Security Agreement among DrugMax, Inc., Valley Drug Company, Valley Drug Company South, Familymeds, Inc. and AmerisourceBergen Drug Corporation dated March 21, 2005 (12)

10.17	Form of Securities Purchase Agreement among DrugMax, Inc. and various Investors, dated as of September 23, 2005 (16)

10.18	Form of Securities Purchase Agreement among DrugMax, Inc. and various Investors, dated as of September 26, 2005 (16)

10.19	Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement dated as of September 23, 2005 (17)

10.20	Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement dated as of September 26, 2005 (17)

10.21	Form of Registration Rights Agreement executed in connection with Securities Purchase Agreement dated as of September 23, 2005 (17)

10.22	Form of Registration Rights Agreement executed in connection with Securities Purchase Agreement dated as of September 26, 2005 (17)

21.0	Subsidiaries of DrugMax, Inc.(13)

23.0	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.0	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to DrugMax’s Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(2)	Incorporated by reference to DrugMax’s Form 10-KSB, filed July 1, 2002.

(3)	Incorporated by reference to DrugMax’s Form 10-K/A, filed July 29, 2003.

(4)	Incorporated by reference to DrugMax’s Definitive Proxy Statement filed September 8, 2003.

(5)	Incorporated by reference to DrugMax’s Form 10-K, filed July 14, 2004.

(6)	Incorporated by reference to DrugMax’s Form 10-K/A, filed October 1, 2004.

(7)	Incorporated by reference to DrugMax’s Definitive Proxy Statement filed October 12, 2004.

(8)
Incorporated by reference to DrugMax’s Form 8-K, filed November 18, 2004. Incorporated by reference to DrugMax’s Form 10-K, filed July 14, 2004. Incorporated by reference to DrugMax’s Form 8-K, filed November 18, 2004.

(9)	Incorporated by reference to DrugMax’s Form 8-K, filed December 8, 2004.

(10)	Incorporated by reference to DrugMax’s Form 8-K, filed December 15, 2004.

(11)	Incorporated by reference to DrugMax’s Form 8-K, filed February 21, 2005.

(12)	Incorporated by reference to DrugMax’s Form 8-K, filed March 25, 2005.

(13)	Incorporated by reference to DrugMax’s Form 10-K, filed April 19, 2005.

(14)	Incorporated by reference to DrugMax’s Form 8-K, filed on June 13, 2005.

(15)	Incorporated by reference to DrugMax’s Form 8-K, filed on July, 7, 2005.

(16)	Incorporated by reference to DrugMax’s Form 8-K, filed September 27, 2005.

(17)	Incorporated by reference to DrugMax’s Form 8-K, filed October 5, 2005.

(18)	Incorporated by reference to DrugMax's Form S-1, filed November 2, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.

Date: March 31, 2006	By:	/s/ Edgardo Mercadante
Edgardo Mercadante, President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edgardo A. Mercadante	Chairman of the Board, President, Chief Executive Officer and Director	March 31, 2006
Edgardo A. Mercadante

/s/ James E. Searson	Senior Vice President, Chief Financial Officer, Principal Accounting Officer, and Director	March 31, 2006
James E. Searson

/s/ Philip P. Gerbino	Director	March 31, 2006
Philip P. Gerbino

/s/ PeterJ. Grua	Director	March 31, 2006
Peter J. Grua

/s/ Mark T. Majeske	Director	March 31, 2006
Mark T. Majeske

/s/ Rakesh K. Sharma	Director	March 31, 2006
Rakesh K. Sharma

/s/ Jugal K. Taneja	Director	March 31, 2006
Jugal K. Taneja

/s/ Laura L. Witt	Director	March 31, 2006
Laura L. Witt