Form 10-K/A
period 2005-12-31
DRUGMAX INC
filed 2006-05-01
CIK 921878

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of common stock as of March 31, 2006 was 66,007,406.

EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended December 31, 2005 filed by DrugMax, Inc. (the “Company” or “DrugMax”) on March 31, 2006. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12, 13, 14, and 15 and is Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. All other portions of the Company’s original Form 10-K filing remain in effect.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is the business experience and other biographical information regarding the Company’s executive officers and directors as of April 15, 2006:

				Committee Participation
Name	Age	Year Appointed (1)	Position	Executive	Compensation	Nominating and Governance	Audit
Edgardo Mercadante	50	2004	Chairman of the Board, President and Chief Executive Officer	C
James E. Searson	53	2005	Director, Senior Vice President and Chief Operating Officer
Dr. Philip P. Gerbino	59	2004	Director			X	X
Peter J. Grua	51	2004	Director	X	C	X	X
Mark T. Majeske	48	2004	Director		X
Dr. Rakesh K. Sharma	48	2004	Director		X
Jugal K. Taneja	61	2004	Director
Laura L.Witt	37	2004	Director	X		C	C
James A. Bologa	42	--	Senior Vice President and Chief Financial Officer
James S. Beaumariage	46	--	Senior Vice President Operations, Familymeds, Inc.
Allison D. Kiene	39	--	Senior Vice President, General Counsel and Secretary

(X)	Member of Committee
(C)	Chairperson of Committee
(1)	On November 12, 2004, DrugMax, Inc. and Familymeds Group, Inc. merged and a new Board of Directors was elected. Prior to the merger, Mr. Taneja served as the Company's Chairman of the Board.

Pursuant to the Company’s bylaws, each director serves for a term of one (1) year or until his successor is duly qualified. Officers are appointed annually by the Board of Directors (subject to the terms of any employment agreement), to hold such office until an officer’s successor is duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of the Company’s directors and executive officers. There are no arrangements or understandings between directors and any other person concerning service as a director.

Information regarding Directors, Nominees and Executive Officers:

 Edgardo A. Mercadante has served as the Company’s Chief Executive Officer and Chairman of the Board since the merger of DrugMax, Inc. with Familymeds Group, Inc. (“FMG”) on November 12, 2004 (the “Merger”). He served as FMG’s Chairman of the Board, Chief Executive Officer and President since 1997. Mr. Mercadante has over twenty-five years of experience in the prescription health care and managed care industries including significant experience in retail pharmacy. Mr. Mercadante was President of Arrow Corporation between the years of 1987 to 1996. He was President and Chief Executive Officer of APP, a pharmacy benefit management company, which he co-founded in 1991. Mr. Mercadante served in management positions from 1980 to 1986 with Rite Aid Corporation. Mr. Mercadante is active in many national and state professional pharmacy organizations. Mr. Mercadante is a licensed pharmacist and holds a B.S. in Pharmacy from Philadelphia College of Pharmacy and Science. Mr. Mercadante holds directorships with General Nutrition Centers and ProHealth. He holds a Trusteeship with the University of Sciences in Philadelphia.

James E. Searson has served on the Company’s board of directors since February 24, 2005. Since April 13, 2006, he has served as the Company’s Chief Operating Officer. From May 23, 2005 to April 13, 2006, he served as the Company’s Chief Financial Officer. A certified public accountant, Mr. Searson worked at Ernst & Young from 1975 through 2004, most recently as an audit partner who managed the firm’s office in Hartford, CT. He also served in Ernst & Young’s offices in Chicago, IL; Zurich, Switzerland; Hamburg, Germany; and Munich, Germany. During his tenure at Ernst & Young, Mr. Searson provided audit, accounting, financial due diligence and reporting counsel and services to multinational manufacturing, distribution and service companies. Mr. Searson has a BSBA degree in accounting from John Carroll University, and also has completed the International Executive Management and Executive Management programs at Northwestern University. He is a member of the American Institute of Certified Public Accountants.

James A. Bologa joined the Company as Senior Vice President, Chief Financial Officer on April 13, 2006. Prior to that, since 2004, Mr. Bologa served as Executive Vice President and Chief Financial Officer of Daticon, Inc., a privately held company, providing electronic document management conversion services. From 2001 to 2004, Mr. Bologa served as Vice President and Controller of TranSwitch Corporation (Nasdaq: TXCC), a communications semiconductor company. Prior to working for TranSwitch Corporation, beginning in 2000, Mr. Bologa served as Chief Financial Officer of Katerra Corporation, a privately held company developing internet gaming software. Mr. Bologa, a certified public accountant, began his career with PricewaterhouseCoopers LLP. Mr. Bologa has a B.S. in Accounting from Elmira College. He is a member of the New York State Society and the American Institute of Certified Public Accountants.

Allison D. Kiene has served as the Company’s Senior Vice President, General Counsel and Secretary since November 12, 2004. Prior to that, since September 2002, she served in a similar capacity for FMG. Prior to joining FMG in September 2002, Ms. Kiene served as Regulatory Law Counsel for The Stop & Shop Supermarket Company headquartered in Quincy, MA from March 2000 until September 2002. Ms. Kiene previously served as a Pharmacy Manager for Stop & Shop Pharmacy from April 1994 until March 2000. Ms. Kiene is admitted to the Bar in Connecticut, Massachusetts, and New York. She also maintains her license to practice pharmacy in both Connecticut and New York. Ms. Kiene received her Bachelor of Science degree in Pharmacy from the University of Connecticut School of Pharmacy and her Juris Doctor degree from the University of Connecticut School of Law.

Dr. Philip P. Gerbino has served on the Company’s board of directors since November 12, 2004. Previously, he served as a director of FMG since December 1996. Dr. Gerbino has been President of the University of the Sciences in Philadelphia and the Philadelphia College of Pharmacy since January 1995. Dr. Gerbino is also a past president of the American Pharmaceutical Association and is a well established consultant in the pharmaceutical and health care industry. He earned his PharmD. in 1970 from the Philadelphia College of Pharmacy and Science.

Peter J. Grua has served on the Company’s board of directors since November 12, 2004. Previously, he served as a director of FMG. He also is a Managing Partner of HLM Venture Partners, where he has been employed since 1992. He has over 20 years of experience as an investor focused on the health care industry. Prior to joining HLM in 1992, Mr. Grua was a Managing Director and Senior Analyst at Alex Brown and Sons, where he led the firm’s health care services and managed care research efforts. Previously, he was a research analyst at William Blair & Company and a strategy consultant at Booz Allen Hamilton. Mr. Grua is also a director of Health Care REIT, Renal Care Group, and two other private companies. Mr. Grua holds an AB degree from Bowdoin College and an MBA from Columbia University.

Mark T. Majeske has served on the Company’s board of directors since November 12, 2004. From July 1996 to June 2000, Mr. Majeske served as Group President of McKesson HBOC/Pharmaceutical Group. Prior to becoming Group President, Mr. Majeske served as Executive Vice President Customer Operations and Regional Executive Vice President for McKesson. Since leaving McKesson in 2000, he has been a private investor and advisor to startup companies and most recently served as Chief Executive Officer of Day Runner, Inc., which was sold to MeadWestvaco Corporation in late 2003.

Dr. Rakesh K. Sharma has served on the Company’s board of directors since November 12, 2004. He is an Interventional Cardiologist and is a member of the medical staff of several hospitals in the Tampa Bay area, where he has practiced for over ten years. Since August, 1999, he has been a partner and director of The Heart and Vascular Institute of Florida, LLC. Dr. Sharma also is Chief-of-Staff of Largo Medical Hospital, he serves on the board of trustees for Largo Medical Center and is the Director of Emergency Cardiac Services at Largo Medical Center. Since March, 1999, Dr. Sharma has served on the board of directors of Dynamic Health Products, Inc., a publicly traded company. He is a member of board of directors of the American Association of Cardiologist of Indian Origin and the International Society of Intravascular Ultrasound.

Jugal K. Taneja has served on the Company’s board of directors since the Company’s inception. From April 1996 until November 12, 2004, Mr. Taneja served as the Company’s Chief Executive Officer. In addition to his service to the Company, Mr. Taneja operates several other companies. He is presently the Chairman of the Board of Dynamic Health Products, Inc. (“Dynamic”), a position he has held since Dynamic’s inception in 1991. From November 1991 to June 1998, he served as Chief Executive Officer of Dynamic. Dynamic, a publicly traded company, is a distributor of proprietary and nonproprietary dietary supplements, over-the-counter drugs, and health and beauty care products. Mr. Taneja has served as the Chairman of the Board of GeoPharma, Inc., a publicly traded company that manufactures and distributes generic drugs, health and beauty aids, nutritional and health products, since June 1998. Mr. Taneja is the chairman of Bancequity Petroleum Corporation, a private company owns and operates 290 oil and gas wells. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

Laura L. Witt has served on the board of directors since November 12, 2004. Previously, she served as a director of FMG. She is a General Partner of ABS Capital Partners, a private equity firm which she joined in 1997. Prior to joining ABS Capital Partners, Ms. Witt was a consultant with Monitor Company and with Oliver, Wyman & Company, both strategy consulting firms. Ms. Witt received a Bachelor of Arts from Princeton University and an M.B.A. from the Wharton School of Business, University of Pennsylvania. She currently serves as a director of Cyveillance, Inc., NSI Software, Inc., and of Rosetta Stone, Inc.

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

Audit Committee Information

DrugMax has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Currently, DrugMax’s Audit Committee consists of Ms. Witt, Dr. Gerbino and Mr. Grua. Each of the members of the Audit Committee is independent pursuant to Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. DrugMax has determined that it has at least one audit committee financial expert serving on its audit committee, as that term is defined by Item 401 of Regulation S-K. Currently, Ms. Witt serves as the audit committee’s financial expert. The Audit Committee operates under a written charter adopted by the Board of Directors, a copy of which has previously been filed with the SEC.

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

Based solely on the Company’s review of the copies of the forms furnished to it or written representations from the reporting persons that no reports were required, the Company believes that, during its fiscal year ended December 31, 2005, all of its executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Compensation Committee Interlocks and Insider Participation

Dr. Rakesh K. Sharma and Messrs. Mark T. Majeske, and Peter J. Grua comprised the Compensation Committee for fiscal year ended December 31, 2005. No person who served as a member of the Compensation Committee was, during the past fiscal year, an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of the Company served as a member of the Compensation Committee of another entity, one of whose executive officers served as a director of the Company. Nor did any executive officer of the Company serve as a director of another entity, one of whose executive officers serve on the Compensation Committee of the Company.

Item 11. EXECUTIVE COMPENSATION

Compensation to Outside Directors

Upon election to the Board of Directors, each outside Director, receives an award of restricted stock in the amount of $50,000. Such shares vest 1/3 upon the date of grant and 1/3 on the first and second anniversary thereafter. Further, on each year following his or her election to the Board, each outside Director shall receive an award of restricted stock in the amount of $25,000. The foregoing shares are granted under the Company’s 2003 Restricted Stock Plan. In addition, each outside Director shall be issued an option to purchase 10,000 shares of common stock annually each year following his or her election to the Board of Directors. Each outside Director who serves as a member of a committee shall be issued an option to purchase 5,000 shares of the Company’s common stock annually. The chairperson of each committee, other than the Audit Committee, shall be issued an option to purchase an additional 5,000 shares of common stock annually. The chairperson of the Audit Committee and the Chairman of the Board shall receive an option to purchase 10,000 shares of the Company’s common stock annually. The foregoing options are granted under the Company’s 1999 Stock Option Plan.

All of the Company’s outside Directors receive $2,000 for each meeting of the Board of Directors that they attend, $5,000 per quarter and reimbursement of their reasonable out-of-pocket expenses incurred in connection with such meetings. In addition, each outside Director who serves on a committee receives $1,000 for each meeting attended.

Compensation to Executive Officers

The following summary compensation table sets forth the cash and non-cash compensation paid during the past three fiscal years to (a) the individual serving as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2005 and (b) the four most highly compensated executive officers of the Company, receiving compensation of at least $100,000, during the fiscal year ended December 31, 2005 (the “Named Executive Officers”):

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Compensation (1)	Restricted Stock Awards (2)	# of Securities Underlying Options	All Other Compensation (3)
Edgardo A. Mercadante, Co-Chairman of the Board and Chief Executive Officer	2005	$346,466	$ -	$11,638	$278,000 (4)	425,000	$15,633
	2004	$340,157	$30,000	$ -	$966,348(4)	1,221,672	$14,823
	2003	$329,500	$30,000	$ -	$ -(4)	-	$14,341

Jugal K. Taneja, Co-Chairman of the Board	2005	$360,549	$ -	$12,600	$23,739(4)	35,000	$10,000
	2004	$207,692	$40,000	$24,100	$ -(4)	-	$ -
	2003	$197,439	$18,500	$23,850	$ -(4)	42,500	$ -

James E. Searson, Senior Vice President, Chief Financial Officer	2005	$144,231(5)	$25,000(5)	$25,900	$183,850(4)	350,000	$3,385
	2004	$ -	$ -	$ -	$ -	-	$ -
	2003	$ -	$ -	$ -	$ -	-	$ -

Allison D. Kiene, Senior Vice President, General Counsel & Secretary	2005	$166,346	$ -	$11,639	$ -	165,000	$255
	2004	$156,538	$35,000	$3,393	$74,000(4)	31,675	$4,214
	2003	$145,385	$25,000	$1,968	$ -	-	$1,178

James S. Beaumariage, Senior Vice President, Operations, Familymeds, Inc.	2005	$191,889	$ -	$777	$ -(4)	125,000	$5,150
	2004	$188,395	$20,000	$ -	$185,000(4)	143,314	$5,050
	2003	$182,492	$20,000	$ -	$ -(4)	-	$6,338

(1)	Represents amounts relating to reimbursed pharmacy and medical expenses, club dues and auto allowances. For Mr. Taneja, amounts also include director compensation for 2003 and 2004.
(2)
Represents the value of restricted stock granted to the named executive officers based upon the closing price of the Company’s common stock on the grant date of their respective shares. The restricted stock was granted under the Company’s 2003 Restricted Stock Plan.

(3)	Represents amounts contributed to defined benefit plans and premiums paid on life insurance.
(4)
Amounts shown under Restricted Stock Awards represent the grant date values of our restricted stock awarded to the named executive officers. Each named executive officer held restricted stock at December 31, 2005, in the aggregate number of shares of our common stock and the aggregate value at that date, as follows: Mr. Edgardo A. Mercadante-461,175 shares, $590,304; Mr. Jugal K. Taneja-21,008 shares, $26,890; Mr. James E. Searson-115,000 shares, $147,200; Mrs. Allison D. Kiene-20,000 shares, $25,600; and Mr. James S. Beaumariage-50,000 shares, $64,000. As of December 31, 2005, all restricted stock awards granted on November 12, 2004 are fully vested. All restricted stock awards granted on October 7, 2005 will vest 2/3 and 1/3 on October 7, 2006 and 2007, respectively. Holders of restricted stock have the same voting rights as other holders of our common stock, however, holders are not entitled to any dividends during the vesting period. The Company's closing stock price was $1.28 on December 30, 2005.

(5)	Represents salary from May 23, 2005 through December 31, 2005. Additionally, Mr. Searson was paid a sign on bonus of $25,000. Mr. Searson’s annual base salary is $250,000.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information as to options granted to each of the Named Executive Officers of the Company during fiscal year ended December 31, 2005. All such options were granted under the 1999 Stock Option Plan.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year (1)	Exercise Price ($ per Share) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3) 5% 10%
Edgardo A. Mercadante	25,000	2%	$3.11	1/19/2015	$ 50,525	$126,507
	400,000	25%	$1.39	10/7/2015	$349,665	$ 886,121
James E. Searson	150,000	9%	$2.80	6/1/2015	$283,682	$700,497
	200,000	12%	$1.39	10/7/2015	$174,833	$ 443,060
Jugal K. Taneja	25,000	2%	$3.11	1/19/2015	$50,525	$126,507
	10,000	1%	$1.19	12/12/2015	$6,507	$17,409
James S. Beaumariage	125,000	8%	$1.20	9/27/2015	$116,731	$ 274,725

Allison D. Kiene	40,000	2%	$2.80	6/1/2015	$75,649	$186,799
	125,000	8%	$1.20	9/27/2015	$116,731	$ 274,725

(1)
Options to purchase a total of 1,618,970 shares of common stock were granted in fiscal year ended December 31, 2005 to employees and directors (including the Named Executive Officers) under the Company’s 1999 Stock Option Plan.

(2)	The exercise price was the fair market value of a share of the Company’s common stock at the time of grant as determined in accordance with the Company’s 1999 Stock Option Plan.
(3)
Potential realizable value is based on the assumption that the common stock appreciates at the annual rate shown (compounded annually) from the due date of grant until the expiration of the option term. Stock price appreciation of 5% and 10% is based on the fair market value at the time of grant and assumes that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price, pursuant to rules promulgated by the SEC. The potential realizable value does not represent the Company’s prediction of its stock price performance. This table does not take into account any appreciation or depreciation in the fair value of the common stock from the date of grant to date. There can be no assurance that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level.

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

The following table provides information as to options exercised by each of the Named Executive Officers of the Company during the fiscal year ended December 31, 2005. The table sets forth the value of options held by such officers at year end measured in terms of the closing price of the Company’s Common Stock on December 31, 2005.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Edgardo A. Mercadante	-	-	25,000	1,621,672	$-	$867,387
James E. Searson	-	-	87,500	262,500	$-	$-
Jugal K. Taneja	-	-	252,500	-	$900	$-
James S. Beaumariage	-	-	-	268,314	$-	$111,753
Allison D. Kiene	-	-	13,334	183,341	$-	$32,489

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2005. Information is included for both equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plan approved by securities holders (1)	3,770,760	$1.35	2,229,240
Equity compensation plan not approved by security holders	—	—	—
Total	3,770,760	$1.35	2,229,240

1.
Equity compensation plans approved by stockholders include the 1999 Stock Option Plan and the 2003 Restricted Stock Plan. All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares to be issued upon the exercise of options granted under the 1999 Stock Option Plan. 1,156,845 restricted shares granted under the 2003 Restricted Stock Plan have been excluded from the above table.

Employment Agreements and Other Arrangements

Edgardo A. Mercadante—Mr. Mercadante serves as the Company’s Chairman of the Board, President and Chief Executive Officer. On March 31, 2006, the Company entered into a new employment agreement with Mr. Mercadante. The initial term of Mr. Mercadante’s agreement terminates on November 30, 2008, and is subject to successive, automatic one-year renewals, unless one party notifies the other of its desire not to renew the agreement. The agreement provides an initial salary of approximately $346,000, which represents no change from fiscal year ended December 31, 2005, and for bonuses as determined by the board of directors. For 2006, the employment agreement requires, if the Company achieves the performance levels set by the board, that Mr. Mercadante receive a cash bonus equal to 100% of his salary. Additionally, at the end of the first year of the initial term of the employment, the Company is required to issue to Mr. Mercadante stock options and restricted stock at fair market value and comparable in amounts to those issued to a chief executive officer and chairman of the board of directors of a comparable publicly traded corporation. The agreement also contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit Mr. Mercadante from disclosing certain information belonging to the Company and from competing against the Company. If the employment agreement is terminated other than for cause prior to November 30, 2009, or if the Company fails to renew the agreement at least through November 30, 2009, the Company is required to continue to pay to Mr. Mercadante (or to his estate in the event of termination due to his death) two year’s severance equal to the amount of the compensation and other benefits, to which he was entitled at the time of termination, subject to the terms of the agreement.

Jugal K. Taneja—Mr. Taneja currently serves as a director of the Company and from the date of the Merger until November 30, 2005 he served as the Company’s Co-Chairman of the Board. On June 7, 2005, as contemplated by the Merger, the Company entered into a new employment agreement with Mr. Taneja. The initial term of Mr. Taneja’s agreement terminated on November 30, 2005. The agreement had provided for an initial annual base salary of $346,466, plus bonuses as determined by the board of directors. The agreement contains confidentiality and non-competition provisions that prohibit Mr. Taneja from disclosing certain information belonging to the Company and from competing against the Company. The employment agreement was terminated on November 30, 2005. Therefore, the Company is required to continue to pay to Mr. Taneja (or to his estate in the event of termination due to his death) his compensation and other benefits until November 30, 2007, subject to the terms of the agreement.

James E. Searson—Mr. Searson currently serves as the Company’s Senior Vice President and Chief Operating Officer. On June 7, 2005, the Company entered into a new employment agreement with Mr. Searson. The initial term of Mr. Searson’s agreement terminates on May 23, 2006, and is subject to successive, automatic one-year renewals, provided that either party may terminate the agreement at any time by providing 90-days prior written notice. The agreement provides for an initial annual base salary of $250,000, plus bonuses as determined by the board of directors of up to 45% of his annual base compensation. The agreement also contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality provisions that prohibit Mr. Searson from disclosing certain information belonging to the Company. If the Company terminates the employment agreement other than for cause, death or disability prior to May 23, 2006, the Company is required to pay to Mr. Searson an amount equal to the monthly portion of his annual base compensation multiplied by the greater of 12 months or the number of months remaining in the term of the agreement.

James A. Bologa - Mr. Bologa serves as DrugMax’s Senior Vice President and Chief Financial Officer. On March 30, 2006, DrugMax, Inc. entered into an employment agreement with Mr. Bologa. The initial term of the agreement ends on April 12, 2009, provided that the agreement will renew automatically for successive one-year terms, except that after the initial term either party may terminate the agreement by providing the other party notice of termination 90 days prior to the proposed termination date. Pursuant to the agreement, Mr. Bologa will receive a base salary of $240,000. Additionally, Mr. Bologa will be entitled to participate, at the discretion of the board, in any incentive or bonus plan adopted by the compensation committee, based on performance goals set by the board from time to time. As a signing bonus, effective on the date his employment commences (April 13, 2006), Mr. Bologa will receive an option to purchase up to 100,000 shares of DrugMax common stock at fair market value on April 13, 2006 and a grant of 100,000 shares of DrugMax restricted common stock. Mr. Bologa’s employment agreement also contains standard termination provisions for disability, for cause, and for good reason, and it also contains non-compete and confidentiality provisions that prohibit him from disclosing certain information belonging to DrugMax.

James S. Beaumariage—Mr. Beaumariage is the Senior Vice President of Operations for Familymeds, Inc. (a wholly-owned subsidiary). In May 1998, Familymeds, Inc. entered into an employment agreement with Mr. Beaumariage, which was amended August 8, 2002 and August 13, 2004. The amended agreement provides for a two-year term and is subject to automatic one-year renewals. The agreement provides a minimum annual base salary of $191,889, plus bonuses and stock options as determined by the board of directors. Mr. Beaumariage’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains non-compete and confidentiality provisions that prohibit him from disclosing certain information belonging to the Company.

Allison D. Kiene—Ms. Kiene serves as the Company’s Senior Vice President, General Counsel and Secretary. In September 2002, Familymeds Group, Inc. entered into an employment agreement with Ms. Kiene, which was amended on August 13, 2004. The amended agreement provides a two-year term and automatic one-year renewals. The agreement provides a minimum annual base salary of $165,000 plus bonuses as determined by the board of directors. Ms. Kiene’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains non-compete and confidentiality provisions that prohibit her from disclosing certain information belonging to the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

To the knowledge of the Company, the following table sets forth, as of March 31, 2006, information as to the beneficial ownership of the Company’s voting securities by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company’s voting securities, (ii) each person serving the Company as a director on such date, (iii) each person serving the Company as an executive officer on such date who qualifies as a Named Executive Officer, as defined in Item 403(a)(3) of Regulation S-K under the Securities Exchange Act of 1934, and (iv) all of the directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
MEDCAP MANAGEMENT & RESEARCH LLC (3) 500 Third Street, Suite 535, San Francisco, CA 94107	11,219,948	17.00%
C. FRED TONEY (3) 500 Third Street, Suite 535, San Francisco, CA 94107	11,219,948	17.00%
MEDCAP PARTNERS, LP (3) 500 Third Street, Suite 535, San Francisco, CA 94107	7,809,111	11.83%
MEDCAP MASTER FUND, L.P. (3) MEDCAP PARTNERS OFFSHORE, LTD. (3) c/o ATC Trustees (Cayman) Limited, Cayside, 2nd Floor, Harbour Drive, George Town, Grand Cayman, Cayman Islands.	3,844,781	5.79%
AMERISOURCE BERGEN DRUG CORPORTION (4) 1300 Morris Drive, Chesterbrook, PA	3,914,708	5.60%
ABS CAPITAL PARTNERS III, L.P. (5) 400 East Pratt St Ste 910, Baltimore MD 21202	6,183,444	9.15%
JANUS CAPITAL MANAGEMENT LLC(6) 151 Detroit Street, Denver CO 80206	7,202,898	10.91%
SF CAPITAL PARTNERS LTD. (7) c/o Stark Offshore Management LLC 3600 South Lake Drive St. Francis, WI 53235	5,208,000	7.74%
THIRD POINT, LLC. (8) 390 Park Avenue, 18th floor New York, New York 10022	6,175,000	9.06%
TRUSTMAN C/O STI CLASSIC SMALL CAP GROWTH FUND (9) c/o Trusco Captial Management 50 Hurt Plaza, Suite 1400 Atlanta, GA 30303	3,904,500	5.80%
DELTA PARTNERS LLC One International Place, Suite 2401 Boston, MA 02110 (10)	3,777,000	5.62%
J. STEVEN EMERSON 1522 Enslay Avenue Century City, CA 90024 (11)	4,858,700	7.29%
Officers and Directors
Edgardo A. Mercadante (12)	1,537,847	2.29%
James E. Searson (13)	183,000	*
James S. Beaumariage (14)	193,314	*
Allison D. Kiene (15)	65,009	*
Peter J. Grua (16)	1,658,870	2.50%
Dr. Philip P. Gerbino (17)	80,003	*
Mark T. Majeske (18)	57,003	*
Dr. Rakesh K. Sharma (19)	57,003	*
Jugal K. Taneja (20)	1,772,210	2.67%
Laura L. Witt (21)	6,278,447	9.28%
All Directors and Executive Officers as a group	11,882,706	16.96%

*	Less than 1% of the outstanding common stock.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 312 Farmington Avenue, Farmington, CT 06032-1968.

(2) Based on 66,007,406 shares of common stock and no shares of preferred stock outstanding as of March 31, 2006 plus any vested warrants or options for each beneficial owner. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of vested restricted stock and of common stock subject to options currently exerciseable or exerciseable within 60 days of March 31, 2006 (“Presently Exercisable Securities”) are deemed outstanding for computing the percentage held by each person or entity listed, but are not deemed outstanding for computing the percentage of any other person or entity.

(3) In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G, as amended, filed by this entity with the SEC on January 26, 2006. Such amount does not include 3,904,556 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the Common Stock, giving effect to such exercise. Medcap Management & Research LLC, as general partner and investment manager of MedCap Partners and MedCap Master Fund, and C. Fred Toney as managing member of Medcap Management & Research LLC, may be deemed to beneficially own the securities owned by MedCap Partners and MedCap Master Fund in that they may be deemed to have the power to direct the voting or disposition of the Securities. Medcap Management & Research LLC and C. Fred Toney disclaim beneficial ownership as to such securities, except to the extent of their respective pecuniary interests therein.

(4) The Selling Shareholder has contractually agreed to restrict its ability to convert its debenture and receive shares of our common stock such that the number of shares of common stock held by it after such conversion or exercise does not exceed 9.99%.

(5) In calculating the beneficial ownership of this entity, the Company has relied upon the
Schedule 13D, as amended, filed by this entity with the SEC on October 19, 2005 and includes 1,561,791 warrants to purchase common stock. The shares are owned by ABS Capital Partners III, L.P. ABS Partners III, L.L.C., as the General Partner, and Donald B. Hebb, Jr, Timothy T. Weglicki and John D. Stobo, Jr, as the Managing Members of the General Partner are indirect beneficial owners of the reported securities. The General Partner and Managing Members disclaim beneficial ownership of theses shares except to the extent of their respective pecuniary interest therein. Laura Witt, a director of DrugMax, is a manager of the general partner of ABS Capital Partners III, L.P. Ms. Witt disclaims beneficial ownership of all such securities held by ABS Capital Partners III, L.P., except to the extent of her proportionate pecuniary interests therein.

(6) Janus Capital has an indirect 82.5% ownership stake in Enhanced Investment Technologies LLC ("INTECH") and an indirect 30% ownership stake in Perkins, Wolf, McDonnell and Company, LLC ("Perkins Wolf").  Due to the above ownership structure, holdings for Janus Capital, Perkins Wolf and INTECH are aggregated for purposes of this filing. Janus Capital, Perkins Wolf and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively referred to herein as "Managed Portfolios"). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of 7,202,898 shares of the shares outstanding of Drugmax Common Stock held by such Managed Portfolios.  However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. Janus Venture Fund is an investment company registered under the Investment Company Act of 1940 and is one of the Managed Portfolios to which Janus Capital provides investment advice. In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G, as amended, filed by this entity with the SEC on February 13, 2006. Such amount does not include 3,050,000 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the Common Stock, giving effect to such exercise.

(7) Michael A. Roth and Brian J. Stark may be deemed to be the control persons of the shares owned by such entity. In calculating the beneficial ownership of this entity, the
Corporation has relied upon the Schedule 13G, filed by this entity with the SEC on October 4, 2005. Such amount includes 1,302,000 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the Common Stock, giving effect to such exercise.

(8) Third Point LLC (f/k/a Third Point Management Company L.L.C.), a Delaware limited liability company (the "Management Company"), serves as investment manager or adviser to a variety of hedge funds and managed accounts. Mr. Daniel S. Loeb, who is the Chief Executive Officer of the Management Company may be deemed to be the control person of the shares beneficially owned. In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G, as amended, filed by this entity with the SEC on February 13, 2006. Such amount includes 2,175,000 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the Common Stock, giving effect to such exercise.

(9) The Company believes Mark Garfinkel may be deemed to be the control person for the shares owned by such entity. Such amount includes 1,301,500 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the Common Stock, giving effect to such exercise.

(10) Shares reported for Delta Partners, LLC and Charles Jobson include shares beneficially owned by Prism Partners L.P., Prism Offshore Fund Limited, and Prism Partners QP, LP.
Shares reported for Charles Jobson also include shares beneficially owned by Tetra Capital Partners, LP and Tetra Offshore fund Limited. In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G, as amended, filed by this entity with the SEC on February 13, 2006. Such amount includes 1,250,000 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the Common Stock, giving effect to such exercise.

(11) J. Steven Emerson may be deemed to be the control person of shares held by Emerson Partners, and Emerson Family Foundation. In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G filed by this entity with the SEC on January 26, 2006. Such amount includes 651,000 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the Common Stock, giving effect to such exercise.

(12) Edgardo A. Mercadante serves as our President, Chief Executive Officer and Chairman of the Board and owns 291,175 shares and 1,246,672 shares issuable upon exercise of
Presently Exercisable Securities.

(13) James E. Searson serves as our Senior Vice President, Chief Operating Officer and Director and owns 28,000 shares and 155,000 shares issuable upon exercise of Presently
Exercisable Securities.

(14) James S. Beaumariage serves as our Senior Vice President, Operations, Familymeds, Inc. and owns 50,000 shares and 143,314 shares issuable upon exercise of Presently Exercisable
Securities.

(15) Allison D. Kiene serves as our Senior Vice President, General Counsel and Secretary owns 20,000 shares and 45,009 shares issuable upon exercise of Presently Exercisable
Securities.

(16) Peter J. Grua, director of DrugMax, Inc. and owns shares and 15,003 shares and 70,252 shares issuable upon exercise of Presently Exercisable Securities. As an officer of HLM Management, Mr. Grua may be deemed to beneficially own an additional 1,573,615 shares of Common Stock He disclaims beneficial ownership of all such securities held by all such entities, except to the extent of his proportionate pecuniary interests therein. For Validus L.P. includes 203,622 warrants to purchase common stock. For HLM/CB Fund, L.P., includes 81,712 warrants to purchase common stock. For HLM/UH Fund, L.P., includes 112,123 warrants to purchase common stock.

(17) Dr. Philip P. Gerbino, director of DrugMax, Inc. and owns 30,003 shares and 50,000 shares issuable upon exercise of Presently Exercisable Securities.

(18) Mark T. Majeske, serves as a director of DrugMax, Inc. and owns 12,003 shares and 45,000 shares issuable upon exercise of Presently Exercisable Securities.

(19) Rakesh K. Sharma, serves as a director of DrugMax, Inc. and owns 12,003 shares and 45,000 shares issuable upon exercise of Presently Exercisable Securities.

(20) Jugal K. Taneja serves as a Director of DrugMax, Inc. Includes the following shares and warrants beneficially owned: 21st Century Healthcare Fund LLC, 300,000; Carnegie Capital,
422,555; Dynamic Health Products, 122,462; First Delhi Trust, 48,378; and Manju Taneja, his spouse, 469,510. Mr. Taneja disclaims beneficial ownership of all such securities held by his wife. Mr. Taneja owns 1,519,710 shares and 252,500 shares issuable upon exercise of Presently Exercisable Securities.

(21) In calculating the beneficial ownership of this entity, the Company has relied upon the
Schedule 13D, as amended, filed by this entity with the SEC on October 19, 2005 and includes 1,561,791 warrants to purchase common stock. The shares are owned by ABS Capital Partners III, L.P. ABS Partners III, L.L.C., as the General Partner, and Donald B. Hebb, Jr, Timothy T. Weglicki and John D. Stobo, Jr, as the Managing Members of the General Partner are indirect beneficial owners of the reported securities. The General Partner and Managing Members disclaim beneficial ownership of theses shares except to the extent of their respective pecuniary interest therein. Laura Witt, a director of DrugMax, is a manager of the general partner of ABS Capital Partners III, L.P. Ms. Witt disclaims beneficial ownership of all such securities held by ABS Capital Partners III, L.P., except to the extent of her proportionate pecuniary interests therein. Ms. Witt owns 25,003 shares and 70,000 shares issuable upon exercise of Presently Exercisable Securities.

Shares of the common stock of the Company are listed and traded on the Nasdaq Small Cap Market (“Nasdaq”) under the symbol “DMAX.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company’s drug distribution operations operated out of two locations, one in New Castle, Pennsylvania and one in St. Rose, Louisiana. The Pennsylvania facility is located at 209 Green Ridge Road, New Castle, Pennsylvania 16105. The Company leases this premises from Becan Development LLC, a related party owned, in part, by one of the Company’s directors. This facility consists of approximately 45,000 square feet of office, warehouse, shipping and distribution space. The property was initially leased pursuant to a lease with a base term of 15 years expiring December 30, 2018, with a monthly lease payment of $17,000. In connection with the sale of select assets from Valley Drug Company located in New Castle, Pennsylvania to Rochester Drug Cooperative (“RDC”) on December 27, 2005, the lease was amended. The amendment provides that the term of the lease be 5 years, commencing December 21, 2005, with 2 additional 5-year options for renewal, and provides an option to purchase the premises from the landlord. RDC has agreed to enter into a lease assignment and assumption agreement for the amended New Castle lease contingent upon the Company and the landlord securing consents from the Pennsylvania Industrial Development Authority (“PIDA”) to such assignment. Until such time as the consents are obtained, the parties have agreed to operate under a sublease agreement.

The Company also leases its Louisiana facility, which is located at 10016 River Road, St. Rose, Louisiana, 70087, from River Road Real Estate LLC, a related party owned, in part, by one of the Company’s directors. The building consists of approximately 39,000 square feet of air-conditioned office and warehouse space. The lease for the St. Rose location is for a term of five years expiring October 2006 and carries a monthly lease payment of $15,000.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

The following tables set forth the aggregate fees billed by Deloitte & Touche LLP for the services indicated for the years ended December 31, 2005 and January 1, 2005.

	2005	2004
Audit	$808,260	$365,087
Audit Related	14,563	551,066
Total	$822,823	$916,153

Audit Fees. Audit fees were for professional services rendered in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and January 1, 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit Related Fees.  Audit related fees for the fiscal year ended December 31, 2005 consist of fees for services provided in connection with the audit of the Company’s benefit plan. Audit related fees for the fiscal year ended January 1, 2005 include fees primarily for merger and due diligence work.

DrugMax’s audit committee pre-approves all non-audit services provided to DrugMax by its independent accountants. According to its revised audit committee charter, a copy of which was previously filed with the SEC, this pre-approval authority may be delegated to a single member of the audit committee and then reviewed by the entire audit committee at the committee’s next meeting. Approvals of non-audit services will be publicly disclosed in DrugMax’s periodic reports filed with the SEC. For the fiscal year 2005, all non-audit services were pre-approved by the audit committee. The audit committee determined the rendering of the “audit related” work, listed above, by Deloitte & Touche LLP is compatible with maintaining the auditor’s independence.

PART IV

Item 15. EXHIBITS

10.1	Employment Agreement, as amended by and between Familymeds, Inc. and Allison D. Kiene, effective as of September 9, 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.

Date: May 1, 2006	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edgardo A. Mercadante	Chairman of the Board, President, Chief Executive Officer and Director	May 1, 2006
Edgardo A. Mercadante

/s/ James E. Searson	Senior Vice President, Chief Operating Officer, and Director	May 1, 2006
James E. Searson

/s/ James A. Bologa	Senior Vice President, Chief Financial Officer	May 1, 2006
James A. Bologa

/s/ Philip P. Gerbino	Director	May 1, 2006
Philip P. Gerbino

/s/ Peter J. Grua	Director	May 1, 2006
Peter J. Grua

/s/ Mark T. Majeske	Director	May 1, 2006
Mark T. Majeske

/s/ Rakesh K. Sharma	Director	May 1, 2006
Rakesh K. Sharma

/s/ Jugal K. Taneja	Director	May 1, 2006
Jugal K. Taneja

/s/ Laura L. Witt	Director	May 1, 2006
Laura L. Witt