Form 10-Q
period 2006-03-31
DRUGMAX INC
filed 2006-05-15
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Large Accelerated Filer ☐        Accelerated Filer ☐       Non-Accelerated Filer ☑

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2006, there were 66,107,406 shares of common stock, par value $0.001 per share, outstanding.

DRUGMAX, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 1, 2006
TABLE OF CONTENTS

Page No.
PART I- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of DrugMax, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of April 1, 2006 (unaudited) and December 31, 2005	1
Condensed Consolidated Statements of Operations Three Months Ended April 1, 2006 and April 2, 2005 (unaudited)	2
Condensed Consolidated Statements of Cash Flows Three Months Ended April 1, 2006 and April 2, 2005 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Default upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 1, 2006 AND DECEMBER 31, 2005
(in thousands, except per share data)
(UNAUDITED)

ASSETS	April 1, 2006	December 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$6,458	$6,681
Trade receivables, net of allowance for doubtful accounts of approximately $2,428 and $2,777 in 2006 and 2005, respectively	11,287	12,855
Inventories	29,805	30,631
Prepaid expenses and other current assets	2,181	2,487

Total current assets	49,731	52,654

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization of approximately $13,434 and $13,080 in 2006 and 2005, respectively	5,450	4,959

GOODWILL	1,355	1,355
INTANGIBLE ASSETS—Net of accumulated amortization of approximately $18,233 and $17,675 in 2006 and 2005, respectively	4,293	4,852

OTHER NONCURRENT ASSETS	316	207

TOTAL ASSETS	$61,145	$64,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Revolving credit facility	$36,384	$36,251
Promissory notes payable	496	915
Accounts payable	10,306	9,014
Accrued expenses	5,742	6,100
Current portion of notes payable	4,721	4,721

Total current liabilities	57,649	57,001

NOTES PAYABLE	17,669	18,184

OTHER LONG-TERM LIABILITIES	88	135

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:

DrugMax Series A Convertible Preferred Stock, $1,000 par value, 500,000 authorized (involuntary liquidation value $17,000 for 2005), 17,000 shares retired in 2005 and none outstanding in 2006	–	–
Common stock, $.001 par value, 200,000,000 shares authorized for 2006 and 2005; 66,007,406 and 65,740,436 shares issued and outstanding for 2006 and 2005, respectively	66	66
Additional paid in capital	228,299	227,336
Accumulated deficit	(242,187)	(238,131)
Unearned compensation	(439)	(564)

Total stockholders’ deficit	(14,261)	(11,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,145	$64,027

See notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 1, 2006 and APRIL 2, 2005
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
NET REVENUES	$56,040	$57,201
COST OF SALES	45,125	45,258
Gross margin	10,915	11,943
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,987	13,943

DEPRECIATION AND AMORTIZATION EXPENSE	838	1,202

OPERATING LOSS	(2,910)	(3,202)

OTHER INCOME (EXPENSE):
Interest expense	(1,396)	(763)
Interest income	10	10
Other income	59	186

Total other expense, net	(1,327)	(567)

Net loss from continuing operations	(4,237)	(3,769)
Net income (loss) from discontinued operations	181	(1,226)
NET LOSS	(4,056)	(4,995)

DrugMax preferred stock dividends	–	(632)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,056)	$(5,627)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations available to common shareholders	$(0.06)	$(0.23)
Loss from discontinued operations	–	(0.06)
Net loss available to common shareholders	$(0.06)	$(0.29)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted Shares	65,874	19,653

See notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED APRIL 1, 2006 and APRIL 2, 2005
(in thousands)
(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,056)	$(4,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	838	1,252
Stock compensation expense	125	1,940
Noncash interest expense	314	53
Amortization of deferred financing costs	75	80
Provision for doubtful accounts	27	12
Effect of changes in operating assets and liabilities:
Trade receivables	1,541	(1,682)
Inventories	1,069	(11,190)
Prepaid expenses and other current assets	306	147
Accounts payable	716	(1,730)
Accrued expenses	229	1,423
Other	(156)	(50)

Net cash provided by (used in) operating activities	1,028	(14,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(845)	(823)
Purchase of pharmacy assets	(244)	–

Net cash used in investing activities	(1,089)	(823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility, net	192	15,110
Repayment of promissory notes payable	(358)	(347)
Repayment of obligations under capital leases	–	(11)
Proceeds from exercise of stock options	3	449

Net cash provided by (used in) financing activities	(163)	15,201

NET DECREASE IN CASH AND CASH EQUIVALENTS	(224)	(362)

CASH AND CASH EQUIVALENTS—Beginning of period	6,681	2,332

CASH AND CASH EQUIVALENTS—End of period	$6,457	$1,970

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,008	$641
Noncash transactions—
Subordinated Convertible Debenture interest payments made in common stock	$900	$–
Payment of DrugMax Series A preferred stock dividends in common stock	$–	$294
Conversion of accounts payable to subordinated notes payable	$–	$23,000

See notes to condensed consolidated financial statements.

DRUGMAX, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended April 1, 2006 and April 2, 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of DrugMax, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”). All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 filed with the United States Securities and Exchange Commission.

The Company’s fiscal year 2006 begins on January 1, 2006 and ends on December 30, 2006. The Company’s fiscal quarters end on the Saturday closest to March 31, June 30 and September 30. Each fiscal quarter is 13 weeks in length. The Company’s first quarter for fiscal year 2006 ended on April 1, 2006.

NOTE B - BUSINESS AND GOING CONCERN

On March 19, 2004, Familymeds Group, Inc. (“FMG”) entered into an Agreement and Plan of Merger, which was amended on July 1, 2004 and on October 11, 2004 (as amended, the “Merger Agreement”), with DrugMax, Inc. (“DrugMax”). Under the terms of the Merger Agreement, on November 12, 2004, FMG merged into DrugMax, and DrugMax became the surviving corporation in the merger (the “Merger”). The Merger was treated as a purchase of DrugMax by FMG for accounting purposes.

Business— As of April 1, 2006, the Company operated 78 locations including 76 pharmacies, one home health center and one non-pharmacy mail order center, and franchised 7 pharmacies in 14 states under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names.

The Company also operated a wholesale drug distribution business primarily related to the direct distribution to physicians, medical clinics and other health care providers from its warehouse located in St. Rose, Louisiana known as Valley Medical Supply.

Going Concern— The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The report of independent registered public accounting firm for the Company’s December 31, 2005 consolidated financial statements was modified with respect to uncertainties regarding the Company’s ability to continue as a going concern. As of December 31, 2005, the Company had a net stockholders' deficit of $11.3 million and has incurred net losses of $54.9 million, $39.8 million and $12.2 million for the years ended December 31, 2005, January 1, 2005 and December 27, 2003. As of April 1, 2006, the Company had a net stockholders deficit of $14.3 million and had incurred a net loss of $4.1 million for the three months ended April 1, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. During the fourth quarter of 2005, the Company completed certain transactions considered to be critical to achieving future growth and profitability. These include the sale of common stock for net proceeds of $47.4 million, the refinancing of the senior credit facility with a new $65.0 million facility, which allows for additional borrowing availability, and the sale and discontinuation of substantially all of the Company’s full-line wholesale drug distribution operations, which had incurred significant losses. Although no assurances may be made, management believes that these transactions as well as other organizational and operational changes will allow the Company to continue as a going concern.

NOTE C - PER SHARE INFORMATION

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options and unvested shares of restricted stock. Options to purchase 4,200,264 and 3,083,901 shares of common stock were not included in the April 1, 2006 and April 2, 2005 computations of diluted net loss per common share, respectively, because inclusion of such shares would have been anti-dilutive.

NOTE D - STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees.

On January 1, 2006, we adopted SFAS No. 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $0.002 million, net of zero related tax expense. Prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans.

The following table details the effect on net earnings and earnings per share had compensation expense for the employee share-based awards been recorded in the three months ended April 2, 2005 based on the fair value method under SFAS No. 123 (in thousands, except per share data):

April 2, 2005
Net loss available to common shareholders, as reported	$(5,627)
Effect of stock-based employee compensation expense determined under fair method valuation for all awards	588
Pro forma net loss available to common shareholders	$(5,039)
Basic and diluted net loss per common share:
Net loss available to common shareholders, as reported	$(0.29)
Pro forma net loss available to common shareholders	$(0.26)
Shares used in basic and diluted net loss per common share	19,653

Share Based Compensation Plans

As of April 1, 2006, we have two share-based compensation plans, which are described below.

The DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan permits the granting of stock options to purchase shares of common stock up to a total of 6.0 million shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. The terms of any option grants are established by the Board of Directors and / or compensation committee, subject to the requirements of the plan, but, generally, these options vest over a three year period at a rate of 33% each year. The Plan will expire on August 13, 2009. Options are issued to non-employee directors under this plan.

Each outside Director shall be issued an option to purchase 10,000 shares of common stock annually each year following his or her election to the Board of Directors. Each outside Director who serves as a member of a committee shall be issued an option to purchase 5,000 shares of the Company’s common stock annually. The chairperson of each committee, other than the Audit Committee, shall be issued an option to purchase an additional 5,000 shares of common stock annually. The chairperson of the Audit Committee and the Chairman of the Board shall receive an option to purchase 10,000 shares of the Company’s common stock annually. The foregoing options are granted under the Company’s 1999 Incentive and Non-Statutory Stock Option Plan.

The DrugMax, Inc. 2003 Restricted Stock Plan permits the granting of shares of restricted common stock up to a total of 3.5 million shares. The Board of Directors shall determine the price, if any, on the date of grant. The Plan will expire on August 27, 2013. Restricted shares are issued to non-employee directors under this plan.

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

We use the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of the three months ended April 1, 2006 stock option grants was $0.83 and the weighted-average fair value of the three months ended April 2, 2005 stock option grants was $3.11. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended April 1, 2006 and April 2, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005
Risk-free interest rate	4.62%	3.42%
Expected life	3 years	3 years
Volatility	77%	35%
Dividend yield	—%	—%
Forfeitures	—%	—%

 Term - This is the period of time over which the options granted are expected to remain outstanding. Options granted have a maximum term of ten years. An increase in the expected term will increase compensation expense.

Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Volatilities are based on implied volatilities from traded options of the Company’s shares, historical volatility of the Company’s shares, and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations. An increase in the expected volatility will increase compensation expense.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Dividend Yield - We have never made any dividend payments and we have no plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

The following table summarizes information about our stock option plans for the three months ended April 1, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2005	3,770,760	$1.80
Granted	7,500	$0.83
Exercised	(5,551)	$0.58
Forfeited	(16,475)	$2.17

Options outstanding, end of quarter	3,756,234	$1.80	5.3 years	$316

Options exercisable, end of quarter	2,663,168	$3.36	4.3 years	$18

As of April 1, 2006, there was $0.1 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.5 years.

The total intrinsic value of stock options exercised was $0.0 million and the total fair value of stock awards vested was $0.1 million during the three months ended April 1, 2006.

Cash received from stock option exercises for the three months ended April 1, 2006 was $0.003 million. The income tax benefits from share based arrangements totaled zero.

The following table summarizes information about restricted stock awards for the three months ended April 1, 2006:

	Shares	Weighted Average Grant- Date Fair Value

Non Vested Balance at December 31, 2005	444,030	$1.56
Granted	–	$–
Vested	–	$–
Forfeited	–	$–

Non Vested Balance at April 1, 2006	444,030	$1.56

These restricted stock awards were issued under the 2003 Restricted Stock Plan.

As of April 1, 2006 there was $0.5 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.4 years.

At April 1, 2006 an aggregate of 3,906,887 shares remained available for future grants under our stock plans, which cover stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards.

NOTE E -GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill and intangible assets is as follows (in thousands):

	April 1, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$22,526	$(18,233)	$22,526	$(17,675)
Goodwill	1,355	—	1,355	—

The weighted average amortization period for intangible assets is approximately 6.11 years. Amortization expense related to intangible assets was approximately $0.5 million and $0.7 million for the three months ended April 1, 2006 and April 2,, 2005, respectively.

Estimated future amortization expense for the succeeding five years is as follows (in thousands):

Fiscal year ending	Amount
2006	$1,867
2007	825
2008	539
2009	245
2010	169

NOTE F —DEBT

Debt at April 1, 2006 and December 31, 2005 consisted of the following (in thousands):

	April 1, 2006	December 31, 2005
Revolving credit facility	$36,384	$36,251
Promissory notes payable	496	915
Subordinated notes payable	22,390	22,905
Total	$59,270	$60,071

NOTE G - INCOME TAXES

The Company incurred net losses for the three months ended April 1, 2006 and April 2, 2005. No income tax benefit had been recorded in these periods due to uncertainty of realization of deferred tax assets and limitations on net operating losses due to changes in ownership which limit the amount of pre-change losses that can be used in a tax year.

NOTE H - DISCONTINUED OPERATIONS

During fiscal year ended December 31, 2005, the Company operated two drug distribution facilities: Valley Drug Company and Valley Drug Company South. During the third quarter of 2005, the Company determined that it would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, as of October 1, 2005, the Company considered substantially all of the full-line wholesale drug distribution as discontinued operations for financial statement presentation purposes. In December 2005, Rochester Drug Cooperative (“RDC”) acquired certain assets from the Company’s wholly-owned subsidiary, Valley Drug Company, including a customer list, furniture, fixtures and equipment located at the Company’s New Castle, Pennsylvania facility. In connection with the sale, RDC assumed certain property leases, customer and other miscellaneous contracts. The total purchase price for these select assets was $0.7 million, of which $0.4 million was received upon closing and $0.3 million is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to a lease assignment of the New Castle facility to RDC. The Company expects payment of the $0.3 million during the second quarter of 2006.

In connection with the sale of these assets, the Company transferred a portion of the New Castle, Pennsylvania pharmaceutical inventory to the Company’s retail pharmacies as well as a portion to its St. Rose, Louisiana facility for continued distribution to the Company’s retail pharmacies and for use in the Valley Medical Supply operations.

Net revenues related to the discontinued operations were $0.0 million and $30.1 million for the three months ended April 1, 2006 and April 2, 2005, respectively.  The income (loss) from discontinued operations was $0.2 million and $(1.2) million for the three months ended April 1, 2006 and April 2, 2005, respectively.

NOTE I- CONTINGENCIES

There have been no significant changes in the status of the legal matters described in the Company’s fiscal 2005 Annual Report on Form 10-K, as amended.

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

Cautionary Statement Concerning Forward-Looking Statements

   Certain oral statements made by management from time to time and certain statements contained in press releases and periodic reports issued by the Company, including those contained herein, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its directors or its officers about the Company and the industry in which it operates, and include among other items, statements regarding (a) the Company’s strategies regarding growth and business expansion, including its strategy of building an integrated specialty drug distribution platform with multiple sales channels through both organic growth and acquisitions, (b) its financing needs and plans, including its need for additional capital related to its growth plans, and (c) trends affecting its financial condition or results of operations. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions are generally intended to identify forward-looking statements.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) management’s ability to execute its strategy of growth and business expansion, (ii) management’s ability to identify and integrate new acquisitions, (iii) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies, (iv) conditions in the capital markets, including the interest rate environment and the availability of capital, (v) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs, and (vi) changes regarding the availability and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available.

Further information relating to factors that could cause actual results to differ from those anticipated is included under the heading “Risk Factors” contained in the company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of April 1, 2006, we operated 78 locations including 76 pharmacies, one home health center and one non-pharmacy mail order center, and 7 franchised pharmacies in 14 states under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names. We also operated a wholesale drug distribution business primarily related to the direct distribution to physicians, medical clinics and other health care providers from our warehouse located in St. Rose, Louisiana known as Valley Medical Supply.

Review of three months ended April 1, 2006

The Company’s strategy since the sale of substantially all of its full-line wholesale drug distribution business in December of 2005 has been to focus on its core business which includes pharmacy operations, specialty sales, institutional sales, and direct distribution to physicians, medical clinics and other health care providers. During the three months ended April 1, 2006, we have taken the following steps to improve our operations:

•
Enhanced our specialty pharmacy operations by acquiring on January 26, 2006, a leading medical office based oncology pharmacy located in central Florida. Revenues from this location for the three months ended April 1, 2006 were $0.9 million;

•
Expanded our offering for employers through a partnership with Clarity Pharmacy Services in January 2006 which we believe will enhance our Worksite PharmacySM initiative and provide organic growth opportunities for our existing locations.

•
Improved our supply chain management including our ability to manage our inventory and improve our ability to supply products to our customers by returning to 5 day per week delivery of pharmaceuticals and related products directly to our locations effective February 2006;

•
Reopened our St. Rose, Louisiana facility known as Valley Medical Supply to operate our wholesale drug distribution business primarily related to the direct distribution to physicians, medical clinics and other health care providers in February 2006;

•	Initiated the implementation of an improved pharmacy management system including a home health care billing software which we believe will result in improved pharmacy operations;

•
To increase efforts to improve our supply chain management, pharmacy operations, and financial operations, in March 2006, we hired sales executives to lead our specialty pharmacy and institutional and assisted living sales. Additionally, we hired a new Chief Financial Officer and named our former Chief Financial Officer, James E. Searson, Chief Operations Officer.

•
Installed 5 kiosks in medical office buildings located in Connecticut and implemented electronic prescribing capabilities in our pharmacy locations which we believe will increase patient access to our pharmacies during the three months ended April 1, 2006;

•	Completed opening of Scotts Worksite PharmacySM during the three months ended April 1, 2006.

Strategy

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

Our strategy is to locate specialty clinic and apothecary pharmacy operations near or in medical facilities. The strategy is driven by the location concept whereby situating a clinical or specialty type pharmacy near the point of acute or chronic care provides us with a “first capture” opportunity to service patients when they visit their physicians. This also enables us to collaborate with the physician in the therapeutic regimen and may provide opportunities for generic drug sales or alternative pharmaceutical therapy, which generally provide us with higher profit margins. Many of these patients or special patient groups require central fill and or mail order follow-up care that can be provided through our “closed door” pharmacy or mail order center located in Connecticut. We also supply online web based access to all or most of our services and products through our nationally known website, www.familymeds.com.

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

The Company’s strategy also includes selling specialty pharmaceuticals and healthcare products to physicians, home care providers and related healthcare providers including respiratory therapists and nurse practitioners that often re-administer these products to their patient immediately. We are executing this strategy by combining selling access through our existing physician relationships and medically based pharmacies with a sales force who actively pursues these practitioners as well as new potential practitioner customers. Our unique selling proposition to these practitioners is ease of obtaining product through same day delivery through our onsite pharmacies as well as our ability to supply the pharmaceutical to the physician already prepared and “ready to use.” As part of our service, we bill the physicians/patients payor/insurance carrier or Medicare under part B depending on the type of coverage each patient has. This strategy for distribution of pharmaceuticals will be ongoing and utilizes our wholesale authorized distribution agreements to obtain the drugs through the proper channel pricing and together with central and decentralized distribution to the practitioner customer depending on the customer needs.

Pharmacy Operations

As of April 1, 2006, we operated 78 locations including 76 pharmacies, one home health center and one non-pharmacy mail order center, in 14 states under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names. We have 44 pharmacies which are located at the point of care between physicians and patients, oftentimes inside medical office buildings or on a medical campus. The balance of our locations are usually nearby medical facilities though more retail accessible. The majority of our revenues from pharmacy operations come from the sale of prescription pharmaceuticals, which represented approximately 93% of our net revenues for the three months ended April 1, 2006. Our corporate pharmacies provide services to approximately 400,000 acute or chronically ill patients each year, many with complex specialty and medical product needs.

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

By our estimates, we believe there are more than 5,000 locations nationwide at or near the point of care which may be available to open additional pharmacies. Because of our experience with operating pharmacies in similar locations, we believe we are uniquely positioned to target these sites and increase our core pharmacy market presence. We also believe that we can grow our pharmacy operations through selective acquisitions. By increasing our location count, through selective acquisitions or the opening of new pharmacies at or near the point of medical care, we believe we can increase our customer base, expand our geographic reach and improve profitability by leveraging our existing infrastructure.

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

Specialty Pharmacy and Institutional Sales

During the three months ended April 1, 2006, we hired two senior sales associates focused on the increase in specialty sales and institutional sales. Our specialty sales force is primarily focused on the sale of products used for the treatment of diabetes, cancer and blood disorders. While our institutional sales force is focused on capturing prescription sales to institutional patients and assisted living customers. We expect incremental increases to revenues related to this business during subsequent quarters in fiscal 2006.

Worksite PharmacySM

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

Net revenues from Worksite PharmaciesSM increased by $1.2 million or 150% from $0.8 million for the three months ended April 2, 2005 to $2.0 million for the three months ended April 1, 2006. Approximately $0.3 million, or 37.3% on a comparable same location basis, of the $1.2 million increase related to growth within our existing Worksite pharmacy. The remaining $0.9 million of the $1.2 million increase related to the opening of a new Worksite Pharmacy effective at the beginning of the first quarter of 2006.

Valley Medical Supply

In February 2006, we reopened and began providing distribution services from our St. Rose, Louisiana facility which had previously been closed due to Hurricane Katrina. We reconfigured and replenished the warehouse to facilitate the direct distribution of pharmaceuticals to physicians, medical clinics and other health care providers. These operations are known as Valley Medical Supply.

Revenues from these operations for the three months ended April 1, 2006 were $0.9 million compared to $0.7 million for the three months ended April 2, 2005, an increase of $0.2 million or 28.6%. We expect the revenues attributable to this business to increase during the subsequent quarters in 2006.

Patient Compliance

We have developed programs designed to improve patient compliance and to reduce costs. We have three major programs, a prescription compliance program called Reliable Refill, a discount plan called Senior Save15 and a telephony system designed to notify patients of recalls, provide refill reminders and notify our customers of other important information. Reliable Refill is a compliance program that identifies prescriptions that are due to be filled and schedules them for filling before the patient has run out of the previous prescriptions. Our Senior Save15 program, introduced prior to the Medicare Modernization Act, is our own discount program that gives senior customers access to all of our prescription and over-the-counter products at discounted prices. Our programs are designed to improve medication therapy management among patients with chronic therapeutic needs especially the elderly population. Our data warehouse allows us to identify and target patients with special needs.

Technology Improvements and Electronic Prescription Solutions

During the three months ended April 1, 2006, we began installing and upgrading our pharmacy management system and our home medical billing software. Upgrades include management of dispensing workflow, electronic signature capture, and improved data management. We believe the improvements to the pharmacy management system will provide value added services to our customers, increased billing capacity and better data management capabilities.

Additionally, we are implementing electronic prescription solutions to include the ability to accept delivery of prescriptions through electronic prescribing software and kiosk technologies. Our pharmacies are able to accept receipt of electronic prescription orders and refill authorizations with secure, reliable transmission directly from physician practices. In certain locations such as medical clinics and medical office buildings where we do not have a full-service pharmacy, we are also installing kiosks that allow customers to transmit their prescriptions directly to us for pick up at one of our nearby pharmacies or direct delivery. As of April 1, 2006, we had installed 5 kiosks in medical office buildings located near our pharmacy locations.

Medicare Part D

Pharmacy sales trends are expected to continue to grow due, in part, to the Medicare Part D prescription drug benefit. As of January 1, 2006, Medicare beneficiaries have the opportunity to receive subsidized prescription drug coverage through the Medicare Part D program. The new drug benefit is delivered by competing plans, and our pharmacies have contracted with each of the major providers to ensure our customers can continue purchasing their prescriptions from our pharmacies While, the new Medicare drug benefit is entirely voluntary, we believe a significant portion of the Medicare population will enjoy this new benefit. During the three months ended April 1, 2006, net revenues from prescriptions filled under Medicare D plans were $7.7 million. While it is difficult to fully predict the impact on our business, we believe we are well positioned to capture additional prescription sales. However, we expect the gross margin from this business to be less than what the traditional prescription drug plans provide and expect the accounts receivable days outstanding to increase.

Supply Chain Management

During the three months ended April 2, 2005, the Company’s primary supplier, AmerisourceBergen Drug Corporation, supplied pharmaceuticals and related products directly to our pharmacy and non-pharmacy locations on a 5 day per week basis. Beginning in the second quarter of 2005, the Company began purchasing its products from D&K Healthcare Resources. Under the terms of this agreement, D&K delivered products directly to our distribution center in St. Rose, Louisiana. The products were then distributed to our locations from our full-line wholesale drug distribution facility located in St. Rose, Louisiana based upon the specific needs of the location twice per week.

Because of higher purchasing costs due to our inability to buy on a more credit worthy basis during fiscal year ended December 31, 2005, the Company began to experience a decrease in its ability to supply products to its customers and a decline in our gross margin, resulting in the Company amending its agreement with D&K (which was assumed by McKesson Corporation in August of 2005). Pursuant to the amended agreement, in February 2006, McKesson began supplying products directly to our locations on a 5 day per week basis. As a result, we believe our ability to manage our supply chain has improved.

The agreement requires us to purchase primarily all of our products for sale in our pharmacies from McKesson. It contains certain volume requirements and has an initial term of two years, through December 2006, and renews automatically for successive one-year periods unless either party provides the other party a written non-renewal notice. We believe that if we were unable to purchase products directly from McKesson we could secure the same products through other sources, including other distributors or directly from the manufacturers, there is a risk that our costs would increase and our supply could be interrupted affecting our net revenues if our primary supplier agreement were to be terminated.

Hurricane Katrina

In September 2005, Hurricane Katrina resulted in the temporary closure of the warehouse facility located in St. Rose, Louisiana. The Company maintains insurance coverage, which provides for reimbursement from losses resulting from property damage, loss of product and losses from business interruption. The Company estimates approximately $0.2 million of inventory was damaged during the hurricane and that it incurred approximately $0.8 million of incremental costs related to closing the facility and relocating the inventory and operations to our New Castle facility. The Company has evaluated the extent of the loss from business interruption and is attempting to recover these costs through insurance claims. No amounts have been recorded related to amounts that may be received from insurance.

Discontinued Operations

During fiscal year ended December 31, 2005, the Company operated two drug distribution facilities: Valley Drug Company and Valley Drug Company South. During the third quarter of 2005, the Company determined that it would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, as of October 1, 2005, the Company considered substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes. In December 2005, Rochester Drug Cooperative (“RDC”) acquired certain assets from the Company’s wholly-owned subsidiary, Valley Drug Company, including a customer list, furniture, fixtures and equipment located at the Company’s New Castle, Pennsylvania facility. In connection with the sale, RDC assumed certain property leases, customer and other miscellaneous contracts. The total purchase price for these select assets was $0.7 million, of which $0.4 million was received upon closing and $0.3 million is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to a lease assignment of the New Castle facility to RDC. The Company expects payment of the $0.3 million during the second quarter of 2006.

In connection with the sale of these assets, the Company transferred a portion of the New Castle, Pennsylvania pharmaceutical inventory to the Company’s retail pharmacies as well as a portion to its St. Rose, Louisiana facility for continued distribution to the Company’s retail pharmacies and for use in the Valley Medical Supply operations.

Net revenues related to the discontinued operations were $0.0 million and $30.1 million for the three months ended April 1, 2006 and April 2, 2005, respectively.  The income (loss) from discontinued operations was $0.2 million and $(1.2) million for the three months ended April 1, 2006 and April 2, 2005, respectively.

Comparison of Operating Results for the Periods ended April 1, 2006 and April 2, 2005.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher. The Rx portion of the pharmacy business is dependent upon a number of third party customers that pay a portion or all of the Rx cost on behalf of the customers, “Third Party Customers.” Prescriptions generated by Third Party Customers represented approximately 93% of specialty pharmacy’s Rx sales for the three months ended April 1, 2006 and April 2, 2005, respectively.

For financial statement presentation purposes, the Company has reported substantially all of the full-line wholesale drug distribution as discontinued operations.

 Net Revenues

Net revenue performance is detailed below:

	Three months ended April 1, 2006 Versus three months ended April 2, 2005
	April 1, 2006	April 2, 2005
Net revenues (in millions)	$56.0	$57.2
Rx% of location net revenues (1)	94.4%	94.0%
Third party % of Rx net revenues	93.0%	94.0%
Number of locations	78	77
Average same location net revenue per location	$0.7	$0.7

(1) Location of net revenues are net of contractual allowances.

Three months ended April 1, 2006 versus three months ended April 2, 2005

Net revenues increases (decreases) are as follows (in millions):
Net effect of store openings/closings (1)	$0.5
Prescription sales (2)	(1.2)
Non-Rx sales	(0.7)
Valley Medical Supply (3)	0.2
Net increase/(decrease)	$(1.2)

(1)	The net effect of location openings/closing represents the difference in revenues by eliminating locations that were not open during the full periods compared.
(2)	Represents the net impact of price increases for brand name prescription products offset by an increase in the number of prescriptions filled for lower priced generic prescription products.
(3)	Represents direct distribution to physicians, medical clinics and other health care providers revenue of Valley Medical Supply.

Gross Margin

Gross margin was $10.9 million or 19.5 % for the three months ended April 1, 2006. This compares to $11.9 million or 20.9% for the three months ended April 1, 2005. Our gross margins are lower quarter over quarter due to the disruption we experienced in our supply chain beginning in the second quarter of 2005 which continued until February 2006 when we returned to a 5 day per week supply arrangement with McKesson. The decrease reflects the adverse effect of the efforts of managed care organizations, pharmacy benefit managers and other third party payors to reduce their prescription costs. In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. As employers and managed care organizations continue to focus on the costs of branded and specialty pharmaceuticals, we expect there will continue to be negative pressure on gross margins. In addition, gross margin percentage is expected to be negatively impacted because of the recent addition of Medicare Part D and other efforts by third party payors to reduce reimbursement rates. Information that helps explain our gross margin trend is detailed below:

Three Months Ended April 1, 2006 versus three months ended April 2, 2005
Gross margin increases (decreases) are as follows (in millions):
Net effect of location openings/closings (1)	$0.2
Prescription gross margin (2)	(1.2)
Non-Rx gross margin	(0.1)
Valley Medical Supply(3)	0.1
Net decrease	$(1.0)

Operating Expenses

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense. Total operating expenses were $13.8 million or 24.7% of net revenues for the three months ended April 1, 2006. This compares to $15.1 million or 26.5% of net revenues for the three months ended April 2, 2005. Information that helps explain our operating expense trend is detailed below:

Three Months Ended April 1, 2006 versus three months ended April 2, 2005
Operating expenses increases (decreases) are as follows (in millions):
Selling, general and administrative expenses(1)	$(0.9)
Depreciation & amortization (2)	(0.4)

Net decrease	$(1.3)

(1)
The decrease in selling, general and administrative expenses during the three months ended April 1, 2006 is primarily due to a reduction in employee stock option expense of approximately $1.8 million offset by expenses that increased including marketing of approximately $0.5 million, recruiting of approximately $0.3 million, and professional fees of $0.3 million.

(2)	The decrease in depreciation and amortization is primarily due to fully amortized prescription files.

Interest Expense, Net

Interest expense was $1.4 million for the three months ended April 1, 2006 versus $0.8 million for the three months ended April 2, 2005. The increase for the three months ended April 1, 2006 was due to higher interest rates on our outstanding indebtedness with variable rates and $0.6 million was due to ABDC note interest.

Income Taxes

No income tax benefit has been recorded in any period presented due to the uncertainty of realization of any related deferred tax asset.

Net Loss

We incurred a net loss of $4.1 million for the three months ended April 1, 2006 versus a net loss of $5.0 million for the three months ended April 2, 2005. Factors impacting these losses are discussed above.

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for the three months ended April 1, 2006 and April 2, 2005. Management does not believe that our business is materially impacted by seasonality; however, significant promotional activities can have a direct impact on net revenues for our distribution operations in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2006, we had a working capital deficit of $7.5 million. Our working capital deficit is affected by our classification of our revolving credit facility as a current liability as required under EITF issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”. Our revolving credit facility has a contractual life until October 12, 2010. If this liability was classified as a long term liability our working capital deficit would be improved by approximately $36.4 million resulting in working capital of $28.9 million.

We have financed our operations and have met our capital requirements primarily through private issuances of equity securities, convertible notes, bank borrowings, trade creditors and cash generated from operations. Our principal sources of liquidity as of April 1, 2006, consisted of cash and cash equivalents of approximately $6.5 million along with approximately $3.8 million in availability under our $65 million revolving credit facility.

We believe that our existing cash and cash equivalents and revolving credit facility will be sufficient to fund operating losses, capital expenditures, debt service and provide adequate working capital for at least the next twelve months. However, there can be no assurance that events in the future will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. While the credit facility currently does not require compliance with financial covenants, the Company has the ability to reduce this reserve by $3.5 million by agreeing to implement one or more financial covenants. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the prime index rate plus an applicable prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of April 1, 2006 was 7.75%. As of April 1, 2006, the interest rate, including applicable margin, used to calculate accrued interest was 8.0%. Interest is payable monthly.

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

The New Credit Facility includes an early termination fee of $0.7 million if paid in full before October 12, 2008. The New Credit Facility is secured by substantially all assets of the Company. As of April 1, 2006, $36.4 million was outstanding on the line and $3.8 million was available for additional borrowings, based on eligible receivables, inventory and prescription files.

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

The Subordinated Convertible Debenture and Subordinated Note are guaranteed by DrugMax and certain of DrugMax’s subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, Inc. and Familymeds Holdings, Inc. pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. We also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which we agreed that upon the occurrence of certain defaults and the passage of applicable cure periods we shall be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of our assets to secure the Subordinated Convertible Debenture and the Subordinated Note. Should this occur, we shall be deemed in default of our Senior Credit Facility. However, pursuant to a subordination agreement dated March 21, 2005, ABDC has agreed to subordinate the Subordinated Convertible Debenture, the Subordinated Note, the Guarantees and the Security Agreement to all “Senior Debt.” Senior Debt consists of all senior indebtedness now or hereafter owing, including indebtedness under the Senior Credit Facility and any debt incurred by us to replace or refinance such debt. On October 12, 2005, in connection with the New Credit Facility, ABDC executed an Assignment and Subordination Agreement with WFRF whereby the Subordination Agreement was assigned to WFRF and ABDC acknowledged the assignment.

Pursuant to the Subordinated Note, principal is due and payable in 20 successive quarterly installments each in the amount of $0.6 million through September 1, 2010, on which date all outstanding amounts are required to be paid. The Subordinated Note bears interest at a variable rate equal to the prime rate plus 2.0% per annum. The interest rate adjusts on each quarterly payment date based upon the prime rate in effect on each such quarterly payment date; provided that in no event shall the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Interest accrued on the unpaid principal balance of the Subordinated Note is due and payable on each quarterly payment date and interest payments commenced on June 1, 2005. Interest of $0.3 million was expensed during the three months ended April 1, 2006.

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

During the three months ended April 1, 2006, were issued 261,419 shares of common stock valued at $0.1 million for interest expense through March 1, 2006. The sale of these shares of stock by ABDC may have a negative impact on the price of our common stock. As of April 1, 2006, we received notice from ABDC that a shortfall in the value received from the sale of securities received as payment of interest was $0.2 million. This amount is considered a “Deemed Payment” under the terms of the Subordinated Convertible Debenture and the amount is reflected as a liability in the condensed consolidated balance sheet as of April 1, 2006. The Company has accrued another “Deemed Payment” amount of $0.2 million relating to the March 1, 2006 interest payment.

Operating, Investing and Financing Activities

Following are the components of our operating, investing and financing activities for the three months ended April 1, 2006 and April 2, 2005, respectively, using the direct cash flow method (in thousands):

	For the Three Months Ended April 1, 2006	For the Three Months Ended April 2, 2005
Cash receipts	$40,366	$40,593
Cash paid to suppliers and employees	(38,333)	(54,692)
Interest expense paid	(1,008)	(641)
Net cash provided by (used in) operating activities	1,028	(14,740)

Cash paid to acquire property and equipment, net	(845)	(823)
Cash paid to acquire pharmacy assets	(244)	(–)
Net cash used in investing activities	(1,089)	(823)

Proceeds from revolving credit facility, net	191	15,110
Proceeds from the exercise of stock options	3	449
Repayment of promissory notes payable	(358)	(347)
Repayment of obligation under capital leases	–	(11)
Net cash (used in) provided by financing activities	(164)	15,201

Net decrease in cash and cash equivalents	(223)	(362)
Cash and cash equivalents, beginning of period	6,681	2,332
Cash and cash equivalents, end of period	$6,458	$1,970

Operating Cash Flows

Our cash flows from operating activities increased by $15.8 million as we generated $1.0 million for the three months ended April 1, 2006 compared to using ($14.7) million for the three months ended April 2, 2005. The improvement in operating cash flows relates primarily due to the elimination of our full-line wholesale drug distribution.

Investing Cash Flows

Net cash used in investing activities was ($1.1) million for the three months ended April 1, 2006 and April 2, 2005 to purchase fixed assets and pharmacy assets.

Financing Cash Flows

Net cash provided by financing activities was ($0.2) million and $15.2 million for the three months ended April 1, 2006 and April 2, 2005, respectively. The reduction of $15.4 million in cash flows from financing activities was due to the discontinuance of our full-line wholesale drug distribution business and the related cash flows.

Off-Balance Sheet Arrangements

We do not make use of any off-balance sheet arrangements that currently have or that we expect are reasonably likely to have a material effect on our financial condition, results of operations or cash flows. We utilize operating leases for many of our locations. We do not use special-purpose entities in any of our leasing arrangements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a discussion of the Company’s condensed consolidated financial statements, that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate estimates and judgments, including the most significant judgments and estimate. We based our estimates and judgments on historical experience and on various other facts that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include: assessing merger goodwill and identifiable intangible assets for impairment, assessing other long-lived assets for impairment, evaluating the adequacy of the allowance for doubtful accounts, and estimating for inventory loss reserves.

Goodwill and Identifiable Intangible Assets

Useful lives for identifiable intangibles are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. After goodwill is initially recorded, annual impairment tests are required, or more frequently if impairment indicators are present. The amount of goodwill cannot exceed the excess of the fair value of the related reportable unit (which is based on the Company’s stock price) over the fair value of reporting units identifiable assets and liabilities. Downward movement in the Company’s common stock price has a material effect on the fair value of goodwill in future measurement periods. As of April 1, 2006, goodwill was $1.4 million.

Impairment of Other Long-lived Assets

The Company reviews other long-lived assets, including property, equipment and prescription file intangible assets, to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets, including prescription file intangible assets, exceeds the future cash flows for the assets. For purposes of recognizing and measuring impairment of other long-lived assets, the Company evaluates assets at the location level for pharmacy operations.

Our impairment loss calculations contain uncertainty since we must use judgment to estimate future revenues, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated revenues, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party customers to reduce their prescription drug costs, regulatory changes the continued efforts of competitors to gain market share and consumer spending patterns. If these projections change in the future, we may be required to write-down our long-lived assets. Long-lived assets evaluated for impairment include property and equipment as well as intangible assets, which as of April 1, 2006 and April 2, 2005 were approximately $9.7 million and $9.8 million, respectively.

Trade Receivables

At April 1, 2006 and December 31, 2005, trade receivables reflected approximately $13.7 million and $15.7 million, respectively, of amounts due from various insurance companies, governmental agencies and individual customers. Of these amounts, there was approximately $2.4 million and $2.8 million reserved as of April 1, 2006 and December 31, 2005, respectively, for a balance of net trade receivables of $11.3 million and $12.9 million, respectively. We use historical experience, market trends and other analytical data to estimate our allowance for doubtful accounts. Based upon these factors, the reserve at April 1, 2006 is considered adequate. Although we believe that the reserve estimate is reasonable, actual results could differ from our estimate, and such differences could be material. If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income or higher net losses. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income or lower net losses.

Inventories

Inventories consist of pharmaceuticals and other retail merchandise owned by us. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the consolidated condensed financial statements are properly stated. We use historical data to estimate our inventory loss reserves and we have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. If the estimate of inventory losses is too low we may incur higher cost of sales in the future resulting in lower net income or higher net losses. If the estimate of inventory losses incurred is too high, we may experience lower cost of sales in the future resulting in higher net income or lower net losses. Inventories as of April 1, 2006 and December 31, 2005 were approximately $29.8 million and $30.6 million, respectively, net of approximately $2.2 million and $2.1 million of inventory loss reserves, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of April 1, 2006, $36.4 million and $22.9 million were outstanding on our revolving credit facility and Subordinated Notes due to ABDC, respectively. These borrowings are at a variable rate of interest. Assuming $59.3 million was outstanding for a full year, a 1% change in interest rates would change our interest expense by $0.6 million annually.

We do not currently utilize derivative financial instruments to address market risk.

Item 4. CONTROLS AND PROCEDURES.

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There has been no significant change in the status of the legal matters described in the Company’s fiscal 2005 Form 10-K, as amended.

Item 1A. RISK FACTORS.

There have been no material changes to the Risk Factors described in the Company’s fiscal 2005 Form 10-K, as amended.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended April 1, 2006, 261,419 shares of common stock of the Company, valued at $0.1 million, were issued to cover interest expense pursuant to ABDC's Subordinated Debenture. See "Management's Discussion and Analysis--Liquidity. The Company claims an exemption from registration under the Securities Act of 1933 for the issuance of such shares under Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions not involving any public offering, since, among other things, ABDC is an accredited investor and it received adequate information about the Company or had access to such information prior to such issuance.

Item 3. DEFAULT UPON SENIOR SECURITIES.

 None.

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

DrugMax, Inc.

Date: May 15, 2006	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2006	By:	/s/ James A. Bologa
James A. Bologa Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)