Form 10-K/A
period 2005-12-31
DRUGMAX INC
filed 2006-06-08
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends Amendment No. 1 on Form 10-K/A (filed on May 1, 2006) to the Form 10-K annual report for the fiscal year ended December 31, 2005 filed by DrugMax, Inc. (the “Company”). This Form 10-K/A is being filed solely to include as Exhibits the officers’ certifications inadvertently omitted from Amendment No. 1. All other portions of the Company’s Form 10-K, as amended, remain in effect.

PART IV

Item 15. EXHIBITS

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRUGMAX, INC.

Dated: June 8, 2006	By	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante, Chairman of the Board, President and Chief Executive Officer