Form 10-Q
period 2006-07-01
FAMILYMEDS GROUP, INC.
filed 2006-08-15
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

Commission File Number 1-15445

FAMILYMEDS GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	34-1755390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

312 Farmington Avenue, Farmington, CT 06032
(Address of principal executive offices)

(860) 676-1222
(Registrant’s telephone number, including area code)

DrugMax, Inc.
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer  ☐          Accelerated filer   ☐         Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒
  As of August 3, 2006, there were 66,351,423 shares of common stock, par value $0.001 per share, outstanding.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 1, 2006

i

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONSENSED CONSOLIDATED BALANCE SHEETS
JULY 1, 2006 AND DECEMBER 31, 2005
(in thousands, except share data)
(Unaudited)

ASSETS	July 1, 2006	December 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$3,038	$6,681
Trade receivables, net of allowance for doubtful accounts of approximately
$2,490 and $2,777 in 2006 and 2005, respectively	15,495	12,855
Inventories	27,543	30,631
Prepaid expenses and other current assets	1,590	2,487

Total current assets	47,666	52,654

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization
of approximately $13,878 and $13,080 in 2006 and 2005, respectively	6,886	4,959

GOODWILL	1,355	1,355

INTANGIBLE ASSETS—Net of accumulated amortization of
approximately $18,728 and $17,674 in 2006 and 2005, respectively	3,820	4,852

OTHER NONCURRENT ASSETS	727	207

TOTAL ASSETS	$60,454	$64,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Revolving credit facility	$38,239	$36,251
Promissory notes payable	281	915
Accounts payable	13,279	9,014
Accrued expenses	5,550	6,100
Current portion of notes payable	2,000	4,721

Total current liabilities	59,349	57,001

NOTES PAYABLE, NET OF DISCOUNT OF $2,497 in 2006	5,503	18,184

OTHER LONG-TERM LIABILITIES	66	135

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock, $1,000 par value, 500,000 authorized and none outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 66,117,050 and 65,740,436 shares issued and outstanding for 2006 and 2005, respectively	66	66
Additional paid in capital	230,542	227,336
Accumulated deficit	(234,349)	(238,131)
Unearned compensation	(723)	(564)

Total stockholders’ deficit	(4,464)	(11,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$60,454	$64,027

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED JULY 1, 2006 and JULY 2, 2005
(in thousands, except per share data)
(Unaudited)
	Three Month Periods Ended		Six Month Periods Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

NET REVENUES	$60,743	$54,716	$116,783	$111,917

COST OF SALES	48,870	43,683	93,995	88,941

Gross margin	11,873	11,033	22,788	22,976

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,454	14,030	27,441	27,973

DEPRECIATION AND AMORTIZATION EXPENSE	889	1,110	1,727	2,312

OPERATING LOSS	(3,470)	(4,107)	(6,380)	(7,309)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	13,086	-	13,086	-
Interest expense	(1,407)	(1,419)	(2,803)	(2,182)
Interest income	31	5	41	15
Other income	1	100	60	285

Total other income (expense), net	11,711	(1,314)	10,384	(1,882)

Income (loss) from continuing operations	8,241	(5,421)	4,004	(9,191)
Loss from discontinued operations	(403)	(1,744)	(222)	(2,970)
NET INCOME (LOSS)	7,838	(7,165)	3,782	(12,161)

Preferred stock dividends	-	(1,623)	-	(2,254)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$7,838	$(8,788)	$3,782	$(14,415)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations available to common shareholders	$0.12	$(0.35)	$0.06	$(0.58)
Loss from discontinued operations	$(0.00)	(0.09)	$(0.00)	(0.15)
Net income (loss) available to common shareholders	$0.12	$(0.44)	$0.06	$(0.73)

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations available to common shareholders	$0.12	$(0.35)	$0.06	$(0.58)
Loss from discontinued operations	$(0.00)	(0.09)	$(0.00)	(0.15)
Net income (loss) available to common shareholders	$0.12	$(0.44)	$0.06	$(0.73)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,062	19,918	65,968	19,754
Fully diluted	66,330	19,918	66,102	19,754

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTH PERIODS ENDED JULY 1, 2006 and JULY 2, 2005
(in thousands)
(Unaudited)
	Six Month Periods Ended
	July 1, 2006	July 2, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,782	$(12,161)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,727	2,412
Stock compensation expense	301	3,941
Noncash interest expense	848	354
Amortization of deferred financing fees	124	153
Provision (recoveries) for doubtful accounts	(2)	34
Gain on extinguishment of debt	(13,086)	-
Loss on disposal of fixed assets and intangible assets	-	9
Effect of changes in operating assets and liabilities:
Trade receivables	(2,638)	2,275
Inventories	3,332	(3,409)
Prepaid expenses and other current assets	518	334
Accounts payable	3,304	(2,992)
Accrued expenses	(374)	(193)
Other	(248)	27

Net cash used in operating activities	(2,412)	(9,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,754)	(1,092)
Purchases of pharmacy assets	(244)	-

Net cash used in investing activities	(1,998)	(1,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility, net	1,988	9,793
Repayment of promissory notes payable	(1,209)	(702)
Repayment of obligations under capital leases	-	(22)
Payment of deferred financing fees	(21)	(434)
Proceeds from exercise of stock options	9	547

Net cash provided by financing activities	767	9,182

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,643)	(1,126)

CASH AND CASH EQUIVALENTS—Beginning of period	6,681	2,332
	-	-
CASH AND CASH EQUIVALENTS—End of period	$3,038	$1,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,736	$1,828
Noncash transactions—
Subordinated Convertible Debenture interest payments made in common stock	$229	$-
Payment of DrugMax Series A preferred stock dividends in common stock	$-	$294
Conversion of accounts payable to subordinated notes payable	$-	$23,000
Retirement of ABDC subordinated notes payable	$23,089	$-
Issuance of subordinated notes payable to Deerfield	$10,000	$-
Capital expenditures incurred but not paid	$961	-
See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly, Drugmax, Inc.)
Notes to (Unaudited) Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Familymeds Group, Inc., formerly known as DrugMax, Inc., and its wholly-owned subsidiaries (collectively referred to as the “Company” or “Familymeds Group”). All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These unaudited condensed consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 filed with the United States Securities and Exchange Commission.

The Company’s fiscal year 2006 begins on January 1, 2006 and ends on December 30, 2006 which is the Saturday closest to December 31, 2006. The Company’s quarters end on the Saturday closest to March 31, June 30 and September 30. Each fiscal quarter is 13 weeks in length. The Company’s second quarter for fiscal year 2006 ended on July 1, 2006.

NOTE 2 - BUSINESS AND GOING CONCERN

On March 19, 2004, Familymeds Group, Inc. (“FMG”) entered into an Agreement and Plan of Merger, which was amended on July 1, 2004 and on October 11, 2004 (as amended, the “Merger Agreement”), with DrugMax, Inc. (“DrugMax”). Under the terms of the Merger Agreement, on November 12, 2004, FMG merged into DrugMax, and DrugMax became the surviving corporation in the merger (the “Merger”). The Merger was treated as a purchase of DrugMax by FMG for accounting purposes.  On July 10, 2006, the Company amended its Articles of Incorporation to change its name from DrugMax, Inc. to Familymeds Group, Inc. and changed its trading symbol from DMAX to FMRX.

Business— As of July 1, 2006, the Company operated 79 Company owned locations including 76 pharmacies, one home health center, one health and beauty location and one non-pharmacy mail order center, and franchised 7 pharmacies in 14 states under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names.

The Company also operates a wholesale drug distribution business primarily focused on the direct distribution of specialty pharmaceuticals to physicians, medical clinics and other health care providers from its warehouse located in St. Rose, Louisiana known as Valley Medical Supply.

Going Concern— The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The report of independent registered public accounting firm for the Company’s December 31, 2005 consolidated financial statements was modified with respect to uncertainties regarding the Company’s ability to continue as a going concern. As of December 31, 2005, the Company had a net stockholders' deficit of $11.3 million and has incurred net losses of $54.9 million, $39.8 million and $12.2 million for the years ended December 31, 2005, January 1, 2005 and December 27, 2003. As of July 1, 2006, the Company had a net stockholders deficit of $4.0 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. During the fourth quarter of 2005, the Company completed certain transactions considered to be critical to achieving future growth and profitability. These include the sale of common stock for net proceeds of $47.4 million, the refinancing of the senior credit facility with a new $65.0 million facility, which allows for additional borrowing availability, and the sale and discontinuation of substantially all of the Company’s full-line wholesale drug distribution operations, which had incurred significant losses. Although no assurances may be made, management believes that these transactions as well as other organizational and operational changes will allow the Company to continue as a going concern.

NOTE 3 - PER SHARE INFORMATION

The computations of basic and diluted net income (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include all-in-the money stock options and warrants.  Options and warrants to purchase 249,090 and 285,717, respectively, shares of common stock were included in the July 1, 2006 computations of diluted net income per common share.  Options and warrants to purchase 3,253,901 and 5,408,967 shares of common stock were not included in the July 2, 2005 computations of diluted net loss per common share because inclusion of such shares would have been anti-dilutive.

NOTE 4 - STOCK BASED COMPENSATION

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

The following table details the effect on net loss and loss per common share had compensation expense for the employee share-based awards been recorded in the three and six month periods ended July 2, 2005 based on the fair value method under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005

Net loss available to common shareholders, as reported	$(8,788)	$(14,415)
Add: actual expense, as reported	2,001	3,941
Less: pro forma stock-based compensation expense determined under fair value method valuation for all awards	(1,367)	(2,719)
Pro forma net loss available to common stockholders	$(8,154)	$(13,193)

Basic and diluted net loss per common share:
Net loss available to common stockholders, as reported	$(0.44)	$(0.73)
Pro forma net loss available to common stockholders	$(0.41)	$(0.67)
Shares used in basic and diluted net loss per common share	19,918	19,754

During the six month period ended July 2, 2005, the Company granted 90,000 shares of restricted stock to directors. The restricted stock vests one third upon grant date, one third on the first anniversary, and one third on the second anniversary.

Share Based Compensation Plans

As of July 1, 2006, we have two share-based compensation plans, which are described below.

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

Each outside Director shall be issued an option to purchase 10,000 shares of common stock annually each year following his or her election to the Board of Directors. Each outside Director who serves as a member of a committee shall be issued an option to purchase 5,000 shares of the Company’s common stock annually. The chairperson of each committee, other than the Audit Committee, shall be issued an option to purchase an additional 5,000 shares of common stock annually. The chairperson of the Audit Committee and the Chairman of the Board shall receive an option to purchase 10,000 shares of the Company’s common stock annually. The foregoing options are granted under the Company’s 1999 Incentive and Non-Statutory Stock Option Plan. The exercise price for the options shall be determined as of the annual shareholders meeting of each year.

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

We use the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, exercise price, and forfeiture rate. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value of the three month period ended July 1, 2006 stock option grants was $0.44 and the weighted-average fair value of the three month period ended July 2, 2005 stock option grants was $0.58. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three month period ended July 1, 2006 and July 2, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005
Risk-free interest rate	4.94-4.97%	3.42-3.55%
Expected life	3 years	3 years
Volatility	80.00%	35-27%
Dividend yield	—%	—%
Weighted average fair value of each option granted	$0.36-$0.43	$0.58-$0.89

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

Risk-Free Interest Rate - This is the U.S. Treasury rate on the date of the grant having a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

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

The following table summarizes information about our stock option plans for the six months ended July 1, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Weighted Average Fair Value
Balance, December 31, 2005	3,770,760	$1.77	7.8	2.44
Granted	616,250	$0.80		0.44
Exercised	(15,195)	$0.57		3.48
Forfeited	(539,176)	$4.76		4.14

Options outstanding, July 1, 2006	3,832,639	$1.19	8.5	$1.87

Options exercisable, July 1, 2006	2,951,744	$2.35	7.2	$3.34

As of July 1, 2006, there was $0.3 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 1.0 years. The total fair value of stock options exercised was $0.05 million and the total fair value of stock awards granted was $0.3 million during the three month period ended July 1, 2006. Cash received from stock option exercises for the three and six month periods ended July 1, 2006 was $0.003 million and $0.009 million, respectively. The income tax benefits from share based arrangements totaled zero.

The following table summarizes information about restricted stock awards issued under the 2003 Restricted Stock Plan for the six month period ended July 1, 2006:

	Shares	Weighted Average Grant- Date Fair Value

Non Vested Balance at December 31, 2005	444,030	$1.57
Granted	100,000	$0.70
Vested	(30,000)	$3.05

Non Vested Balance at July 1, 2006	514,030	$1.31

As of July 1, 2006, there was $0.4 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.7 years. At July 1, 2006, an aggregate of 4.1 million shares of common stock remained available for future grants under our stock plans, which cover restricted stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards.

NOTE 5 -GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill and intangible assets is as follows (in thousands):

	July 1, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$22,548	$(18,728)	$22,526	$(17,674)
Goodwill	1,355	—	1,355	—

The weighted average amortization period for intangible assets is approximately 7.6 years. Amortization expense related to intangible assets was approximately $0.5 million and $0.7 million for the three month period ended July 1, 2006 and July 2, 2005, respectively. Amortization expense related to intangible assets was approximately $1.1 million and $1.4 million for the six month period ended July 1, 2006 and July 2, 2005, respectively.

Estimated future amortization expense for the remainder of 2006 and the succeeding four years is as follows (in thousands):

Fiscal year ending	Amount
2006	$782
2007	793
2008	507
2009	212
2010	137

NOTE 6 —DEBT

Debt at July 1, 2006 and December 31, 2005 consisted of the following (in thousands):

	July 1, 2006	December 31, 2005
Revolving credit facility	$38,239	$36,251
Promissory notes payable	281	915
Subordinated notes payable	-	22,905
Secured promissory notes, current maturities	2,000
Secured promissory notes, less debt discount of $2,497	5,503	-
Total	$46,023	$60,071

On June 29, 2006, the Company entered into a Note and Warrant Purchase Agreement and certain other agreements described below, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. (“Deerfield L.P.”) and Deerfield Special Situations Fund International, Limited (“Deerfield International”), pursuant to which Deerfield L.P. and Deerfield International (collectively, “Deerfield”) purchased two secured promissory notes in the aggregate principal amount of $10 million (one note in the principal amount of $3.32 million and the second note in the amount of $6.68 million collectively the “Notes”) and eight warrants to purchase an aggregate of 16.5 million shares of Familymeds Group, Inc. common stock (the “Warrants”), for an aggregate purchase price of $10 million.

The $10 million purchase price for the Notes and Warrants was used entirely for an early repayment, settlement and termination of approximately $23 million in outstanding subordinated debt and accrued unpaid interest with the Company’s former supplier AmerisourceBergen Drug Corporation (“ABDC”). The subordinated debt with ABDC consisted of a subordinated convertible debenture in the original principal amount of $11.5 million and a subordinated promissory note in the original principal amount of $11.5 million. Both original debt instruments were 5-year agreements maturing in September 2010. In connection with the Deerfield transaction, the Company and ABDC entered into a payoff and mutual release agreement pursuant to which the parties agreed to settle and retire both existing debt instruments for a lump sum repayment of $10 million. Wells Fargo Retail Finance, LLC (“WFRF”), the Company’s senior lender, consented to the Company’s early repayment of the ABDC debt and waived any default under the Company’s credit facility with WFRF as a result of such repayment by entering into a Consent, Waiver and Second Amendment to such credit facility with the Company and its subsidiaries.

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.166 million and $0.334 million, respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid by the Company at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate on this debt, the Company will record the average quarterly interest expense and record a corresponding asset or liability for the difference not currently payable each quarter in cash.

The Notes contain usual and customary events of default for notes of these dollar amounts and provide that, upon the occurrence of an event default, the entire outstanding principal balance and all interest accrued under each note shall immediately become due and payable without demand or notice to the Company.

They are secured by subordinated security interests in substantially all of the assets of the Company and its subsidiaries, Familymeds, Inc. (“Familymeds”) and Valley Drug Company South (“Valley South”). These subordinated security interests are evidenced by three security agreements: (i) a Security Agreement between the Company and Deerfield L.P., as agent for Deerfield (the “Agent”), (ii) a Security Agreement between Familymeds and the Agent, and (iii) a Security Agreement between Valley South and the Agent (collectively, the “Security Agreements”). The Security Agreements are expressly subordinated to the prior lien rights of WFRF pursuant to the Company’s existing credit facility with WFRF. Both Familymeds and Valley South have entered into guaranty agreements pursuant to which they have guaranteed all of the obligations of the Company under the Notes.

In connection with the issuance of these Notes, 16.5 million of stock warrants were issued as follows: warrants for 3.0 million common shares were issued at an exercise price of $0.61 per share; warrants for 5.5 million common shares were issued at an exercise price of $0.75 per share; warrants for 5.5 million common shares were issued at an exercise price of $0.78 per share; and warrants for 2.5 million common shares were issued at an exercise price of $0.92 per share. Proceeds from each warrant exercised by Deerfield will be used to equally repay the Notes and for the working capital needs of the Company. All of the Warrants are exercisable for a period of five years from the closing date. The Company has entered into an Investor Rights Agreement with Deerfield, pursuant to which it has agreed to file a registration statement with respect to the resale of the shares of common stock issuable upon exercise of the Warrants within 60 days of the closing date, and to use its reasonable best efforts to cause such registration statement to be declared effective by the SEC as promptly as possible after the filing of such registration statement.

In accordance with Accounting Principles Board (“APB”) Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received. The net value allocated to the warrants was $2.5 million and was determined using the Black-Scholes option pricing formula. The $2.5 million has been recorded as debt discount and will be amortized over the life of the related debt using the effective interest method. The effective interest rate on the Notes, after giving effect to the amortization of the debt discount is approximately 17.0% annually.

In addition, the Company extinguished the ABDC Notes on June 23, 2006 which resulted in a gain on the extinguishment of $13.1 million.

NOTE 7 - INCOME TAXES

The Company incurred net income for the three and six month periods ended July 1, 2006. No income tax expense had been recorded in these periods due to the significant net operating losses available to the Company to offset such net income. The Company has established a valuation allowance on substantially all of its deferred tax assets due to the uncertainty of their realization. The Company incurred a net loss for the three and six month periods ended July 2, 2005.

NOTE 8 - DISCONTINUED OPERATIONS

During fiscal year ended December 31, 2005, the Company operated two drug distribution facilities: Valley Drug Company and Valley Drug Company South. During the third quarter of 2005, the Company determined that it would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, as of October 1, 2005, the Company considered substantially all of the full-line wholesale drug distribution as discontinued operations for financial statement presentation purposes. In December 2005, Rochester Drug Cooperative (“RDC”) acquired certain assets from the Company’s wholly-owned subsidiary, Valley Drug Company, including a customer list, furniture, fixtures and equipment located at the Company’s New Castle, Pennsylvania facility. In connection with the sale, RDC assumed certain property leases, customer and other miscellaneous contracts. The total purchase price for these select assets was $0.7 million, of which $0.4 million was received upon closing and $0.3 million is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to a lease assignment of the New Castle facility to RDC. The Company expects payment of the $0.3 million during the third quarter of 2006.

In connection with the sale of these assets, the Company transferred a portion of the New Castle, Pennsylvania pharmaceutical inventory to the Company’s retail pharmacies as well as a portion to its St. Rose, Louisiana facility for continued distribution to the Company’s retail pharmacies and for use in the Valley Medical Supply operations.

Net revenues related to the discontinued operations were $0.0 million and $27.3 million for the three month period ended July 1, 2006 and July 2, 2005, respectively, and $0.0 million and $57.4 million for the six month period ended July 1, 2006 and July 2, 2005, respectively.  The loss from discontinued operations was $0.4 million and $1.7 million and $0.2 million and $3.0 million for the three and six month periods ended July 1, 2006 and July 2, 2005, respectively.

NOTE 9- CONTINGENCIES

There have been no significant changes in the status of the legal matters described in the Company’s fiscal 2005 Annual Report on Form 10-K, as amended.

NOTE 10- NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company does not believe it will have a material impact on its financial position or results of operations as a full valuation allowance has been established.

NOTE 11- SUBSEQUENT EVENTS

On July 10, 2006, the Company amended its Articles of Incorporation to change its name from DrugMax, Inc. to Familymeds Group, Inc. and changed its trading symbol from DMAX to FMRX.

On August 14, 2006, the Company entered into a new employment agreement with James E. Searson, Senior Vice President and Chief Operations Officer. The initial term of Mr. Searson’s agreement terminates on May 2, 2008, and is subject to successive, automatic one-year renewals, unless one party notifies the other of its desire not to renew the agreement. The agreement provides a salary of $275,000, and for bonuses as determined by the board of directors. The agreement also contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit Mr. Searson from disclosing certain information belonging to the Company and from competing against the Company. If the employment agreement is terminated other than for cause prior to May 2, 2008, the Company is required to continue to pay to Mr. Searson one year’s severance equal to the amount of the compensation to which he was entitled at the time of termination, subject to the terms of the agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes found elsewhere in this Form 10-Q. This discussion, as well as the notes to our unaudited condensed consolidated financial statements, contain forward-looking statements based upon our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) management’s ability to execute its strategy of growth and business expansion, (ii) management’s ability to identify and integrate new acquisitions, (iii) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies, (iv) conditions in the capital markets or changes with regard to the Company's credit facilities, including interest rate increases, changes in the availability of capital and changes in the reserve under the Company's credit facility, (v) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs, and (vi) changes regarding the availability, supply chain and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available.

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

Overview

Familymeds Group, Inc. (“Familymeds Group,” the “Company,” or “we” and other similar pronouns) is a pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc. (“FMG”). The Company was formerly known as DrugMax, Inc. and on July 10, 2006, the Company amended its Articles of Incorporation to change its name from DrugMax, Inc. to Familymeds Group, Inc. and changed its trading symbol from DMAX to FMRX.

As of July 1, 2006, we operated 79 Company owned locations including 76 pharmacies, one home health center, one health and beauty location and one non-pharmacy mail order center, and 7 franchised pharmacies in 14 states under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names. We also operate a drug distribution business primarily focused on the direct distribution of specialty pharmaceuticals to physicians, medical clinics and other health care providers from our warehouse located in St. Rose, Louisiana known as Valley Medical Supply or VMS.

Review of three month period ended July 1, 2006

The Company’s strategy since the sale of substantially all of its full-line wholesale drug distribution business in December of 2005 has been to focus on its core business which includes pharmacy operations, specialty sales, institutional sales, and direct distribution to physicians, medical clinics and other health care providers. During the three month period ended July 1, 2006, we have taken the following steps to improve our operations:

·
In April 2006, Familymeds.com, the Company’s online and mail-order provider, joined the HealthAllies discount program network. HealthAllies is part of the UnitedHealth Group family of companies and helps consumers reduce their out-of-pocket health care expenses by negotiating discounted rates on a variety of health-related services not traditionally covered by insurance.

·	On April 17, 2006, the Company opened a closed door institutional pharmacy located in Farmington, Connecticut.

·
On June 23, 2006, the Company retired the subordinated debt payable to AmerisourceBergen Drug Corporation consisting of a subordinated convertible debenture in the original principal amount of $11.5 million and a subordinated promissory note in the original principal amount of $11.5 million. Familymeds and Amerisource agreed to settle and retire both of the existing debt instruments early for a lump sum payment of $10 million. Funds for the repayment came from a $10 million subordinated secured debt private placement with investment funds managed by Deerfield Management Company L.P. and related warrant purchase.

·
On March 20, 2006, the Company received notice from the Nasdaq Stock Market (“NASDAQ”) that for the past 30-consecutive business days, the bid price of our common stock has closed below the $1.00 per share minimum requirement for continued inclusion on the Nasdaq Capital Market under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have been provided with 180-calendar days, or until September 18, 2006, to regain compliance with the minimum bid requirement. On June 23, 2006, the stockholders of the Company approved a proposal to empower the Board of Directors, in its discretion, to undertake a reverse stock split of Familymeds Group’s common stock at a ratio of between one-for-ten and one-for-two at any time on or prior March 31, 2007. We believe we can regain compliance with NASDAQ Market Place rules if we perform the reverse stock split.

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

The Company is also taking measures to reduce operating expenses by consolidating operations, and reducing corporate expenses.

Pharmacy Operations

As of July 1, 2006, we operated 79 Company owned locations including 76 pharmacies, one home health center, one health and beauty location and one non-pharmacy mail order center, in 14 states under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names. We have 44 pharmacies which are located at the point of care between physicians and patients, oftentimes inside medical office buildings or on a medical campus. The balance of our locations are usually nearby medical facilities though more retail accessible. The majority of our revenues from pharmacy operations come from the sale of prescription pharmaceuticals, which represented approximately 93.7% and 93.9% of our net revenues for the three and six month periods ended July 1, 2006, respectively. Our corporate pharmacies provide services to approximately 400,000 acute or chronically ill patients each year, many with complex specialty and medical product needs.

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

Net revenues from Worksite PharmaciesSM increased by $1.1 million or 122.2% from $0.9 million for the three month period ended July 2, 2005 to $2.0 million for the three month period ended July 1, 2006. Approximately $0.3 million, or 27.3% on a comparable same location basis, of the $1.1 million increase related to growth within our existing Worksite pharmacy. The remaining $0.8 million of the $1.1 million increase related to the opening of a new Worksite Pharmacy effective at the beginning of the first quarter of 2006.

Net revenues from Worksite PharmaciesSM increased by $2.2 million or 129.4% from $1.7 million for the six month period ended July 2, 2005 to $3.9 million for the six month period ended July 1, 2006. Approximately $0.5 million, or 29.4% on a comparable same location basis, of the $2.2 million increase related to growth within our existing Worksite pharmacy. The remaining $1.7 million of the $2.2 million increase related to the opening of a new Worksite Pharmacy effective at the beginning of the first quarter of 2006.

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

Revenues from these operations for the three month period ended July 1, 2006 were $4.2 million compared to $0.8 million for the three month period ended July 2, 2005, an increase of $3.4 million or 425.0%. Revenues from these operations for the six month period ended July 1, 2006 were $5.1 million compared to $1.5 million for the six month period ended July 2, 2005, an increase of $3.6 million or 240.0%.We expect the revenues attributable to this business to increase during the subsequent quarters in 2006.

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

Technology Improvements and Electronic Prescription Solutions

During the three month period ended July 1, 2006, we continued installing and upgrading our pharmacy management system and our home medical billing software. Upgrades include management of dispensing workflow, electronic signature capture, and improved data management. We believe the improvements to the pharmacy management system will provide value added services to our customers, increased billing capacity and better data management capabilities.

Additionally, we are implementing electronic prescription solutions to include the ability to accept delivery of prescriptions through electronic prescribing software technologies. Our pharmacies are able to accept receipt of electronic prescription orders and refill authorizations with secure, reliable transmission directly from physician practices.

Medicare Part D

Pharmacy sales trends are expected to continue to grow due, in part, to the Medicare Part D prescription drug benefit. As of January 1, 2006, Medicare beneficiaries have the opportunity to receive subsidized prescription drug coverage through the Medicare Part D program. The new drug benefit is delivered by competing plans, and our pharmacies have contracted with each of the major providers to ensure our customers can continue purchasing their prescriptions from our pharmacies. While the new Medicare drug benefit is entirely voluntary, we believe a significant portion of the Medicare population will enjoy this new benefit. During the three month period ended July 1, 2006, net revenues from prescriptions filled under Medicare Part D plans substantially increased compared to the three month period ended April 1, 2006 . For the three month periods ended April 1, 2006 and July 1, 2006 Medicare Part D prescriptions represented 14.8% and 19.8% ,of total prescription sales, respectively. The gross margin from this business is less than what the traditional prescription drug plans provide and the accounts receivable days outstanding is more than what the traditional prescription drug plans.

While the percentage of prescriptions filled through a Medicare Part D plan has continued to increase through July 1, 2006, Medicare Part D plans do not provide coverage for annual drug costs of the beneficiary between $2,250 and $5,100 (sometimes referred to as the “donut hole”). As seniors enter the donut hole, it is unclear what effect, if any, this will have on our revenues or results of operations.

Supply Chain Management

During the three month period ended April 2, 2005, the Company’s primary supplier, AmerisourceBergen Drug Corporation, supplied pharmaceuticals and related products directly to our pharmacy and non-pharmacy locations on a 5 day per week basis. Beginning in the second quarter of 2005, the Company began purchasing its products from D&K Healthcare Resources. Under the terms of this agreement, D&K delivered products directly to our distribution center in St. Rose, Louisiana. The products were then distributed to our locations from our full-line wholesale drug distribution facility located in St. Rose, Louisiana based upon the specific needs of the location twice per week.

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

The amended agreement requires us to purchase primarily all of our products for sale in our pharmacies from McKesson. It contains certain volume requirements and has an initial term of two years, through December 2006, and renews automatically for successive one-year periods unless either party provides the other party a written non-renewal notice. While, we believe that if we were unable to purchase products directly from McKesson we could secure the same products through other sources, including other distributors or directly from the manufacturers, there is a risk that our costs would increase and our supply could be interrupted affecting our net revenues if our primary supplier agreement were to be terminated.

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

Discontinued Operations

During fiscal year ended December 31, 2005, the Company operated two drug distribution facilities: Valley Drug Company and Valley Drug Company South. During the third quarter of 2005, the Company determined that it would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, as of October 1, 2005, the Company considered substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes. In December 2005, Rochester Drug Cooperative (“RDC”) acquired certain assets from the Company’s wholly-owned subsidiary, Valley Drug Company, including a customer list, furniture, fixtures and equipment located at the Company’s New Castle, Pennsylvania facility. In connection with the sale, RDC assumed certain property leases, customer and other miscellaneous contracts. The total purchase price for these select assets was $0.7 million, of which $0.4 million was received upon closing and $0.3 million is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to a lease assignment of the New Castle facility to RDC. The Company expects payment of the $0.3 million during the third quarter of 2006.

In connection with the sale of these assets, the Company transferred a portion of the New Castle, Pennsylvania pharmaceutical inventory to the Company’s retail pharmacies as well as a portion to its St. Rose, Louisiana facility for continued distribution to the Company’s retail pharmacies and for use in the Valley Medical Supply operations.

Net revenues related to the discontinued operations were $0.0 million and $27.3 million for the three month period ended July 1, 2006 and July 2, 2005, respectively and $0.0 million and $57.4 million for the six month period ended July 1, 2006 and July 2, 2005, respectively.  The loss from discontinued operations was $0.4 million and $1.7 million and $0.2 million and $3.0 million for the three and six month periods ended July 1, 2006 and July 2, 2005, respectively.

Comparison of Operating Results for the three and six month periods ended July 1, 2006 and July 2, 2005.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher. The Rx portion of the pharmacy business is dependent upon a number of third party payors that pay a portion or all of the Rx cost on behalf of the customers, “Third Party Customers.” Prescriptions generated by Third Party Customers represented approximately 93.7% and 94.2% and 93.6% and 94.0%, respectively Rx revenues for the three and six month periods ended July 1, 2006 and July 2, 2005, respectively.

For financial statement presentation purposes, the Company has reported substantially all of the full-line wholesale drug distribution as discontinued operations.

 Net Revenues

Net revenue performance is detailed below:

	ThreeMonthsEnded		SixMonthsEnded
	July1,	July 2,	July1,	July 2,
	2006	2005	2006	2005

Net pharmacy revenues (in millions) (1)	$56.5	$53.9	$111.7	$110.4
Valley Medical Supply	$4.2	0.8	5.1	1.5
Total net revenues (in millions)	$60.7	$54.7	$116.8	$111.9
Rx % of location net revenues	93.7%	94.1%	93.8%	94.1%
Third party % of Rx net revenues	93.7%	94.2%	93.6%	94.0%
Number of Company locations	79	77	79	77
Average pharmacy location net revenue per location (in millions)	$0.7	$0.7	$1.4	$1.4

(1) Net revenues are net of contractual allowances.

	Three Months Ended July 1, 2006 versus July 2, 2005	Six Months Ended July 1, 2006 versus July 2, 2005
Net revenues increases (decreases) are as follows (in millions):

Net effect of location openings/closings(1)	$0.8	$1.8
Rx revenues (2)	1.5	(0.5)
Non-Rx revenues	0.3	(0.0)
Valley Medical Supply(3)	3.4	3.6
Net increase	$6.0	$4.9

(1)	The net effect of location openings/closing represents the revenues of locations that were not open during the full periods compared.
(2)	Represents the net impact of price increases for brand name prescription products offset by an increase in the number of prescriptions filled for lower priced generic prescription products.
(3)	Represents Valley Medical Supply revenues related to direct distribution to physicians, medical clinics and other health care providers.

Gross Margin

Gross margin was $11.9 million or 19.6% for the three month period ended July 1, 2006. This compares to $11.0 million or 20.1% for the three month period ended July 2, 2005. Gross margin was $22.8 million or 19.5% for the six month period ended July 1, 2006 compared to $23.0 million or 20.6% for the six month period ended July 2, 2005. The decrease reflects the adverse effect of the efforts of managed care organizations, pharmacy benefit managers and other third party payors to reduce their prescription costs. In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. As employers and managed care organizations continue to focus on the costs of branded and specialty pharmaceuticals, we expect there will continue to be negative pressure on gross margins. In addition, gross margin percentage is expected to be negatively impacted because of the recent addition of Medicare Part D and other efforts by third party payors to reduce reimbursement rates. The Company, like several others in the pharmacy industry, continues to experience a significant negative impact on gross margins due to the increasing number of prescriptions filled under Medicare Part D. For the three and six month periods ended July 1, 2006 Medicare Part D prescriptions represented 19.8% and 17.3% of total prescription sales, respectively. Information that helps explain our gross margin trend is detailed below:

	Three Months Ended July 2, 2006 versus July 2, 2005	Six Months Ended July 1, 2006 versus July 2, 2005
Gross margin increases (decreases) are as follows (in millions):

Net effect of location openings/closings	$0.1	$0.2
Rx gross margin	0.5	(0.5)
Non-Rx gross margin	0.1	(0.3)
Valley Medical Supply	0.2	0.5
Net increase (decrease)	$0.9	$(0.2)

Operating Expenses

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense. Total operating expenses were $15.3 million or 25.2% of net revenues for the three month period ended July 1, 2006. This compared to $15.1 million or 27.7% of net revenues for the three month period ended July 2, 2005. Total operating expenses were $29.2 million or 25.0% of net revenues for the six month period ended July 1, 2006. This compared to $30.3 million or 27.1% of net revenues for the six month period ended July 2, 2005. Information that helps explain our operating expense trend is detailed below:

	Three Months Ended July 1, 2006 versus July 2, 2005	Six Months Ended July 1, 2006 versus July 2, 2005
Operating expenses increases (decreases) are as follows (in millions):
Selling, general and administrative expenses (1)	$0.3	$(0.6)
Depreciation & amortization (2)	(0.1)	(0.6)
Net increase (decrease)	$0.2	$(1.2)

(1)
The increase in selling, general and administrative expenses during the three month period ended July 1, 2006 over the period ended July 2, 2005 is primarily due to increases in payroll and benefits of $0.9 million, temporary labor of $0.3 million, recruiting costs of $0.3 million, insurance of $0.1 million and expenses related to Valley Medical Supply of $0.5 million offset by a decrease in employee stock option expense of $1.8 million. The decrease in selling, general and administrative expenses during the six month period ended July 1, 2006 over the same period ended July 2, 2005 is primarily due to a decrease in employee stock option expense of $3.7 million, partially offset by increases in payroll and benefits of $1.2 million, temporary labor of $0.4 million, recruiting of $0.4 million, insurance of $0.2 million and expenses related to Valley Medical Supply of $0.7 million.

(2)	The decrease in depreciation and amortization is primarily due to fully amortized prescription files.

Other Income (Expense), Net

Other income (expense), net for the three and six month periods ended July 1, 2006 included a gain on the extinguishment of the debt of $13.1 million. We extinguished this debt on June 23, 2006. There was no amounts related to the gain on extinguishment of this debt for the three and six month periods ended July 2, 2005.

Interest Expense, Net

Interest expense was $1.4 million for the three month period ended July 1, 2006 versus $1.4 million for the three month period ended July 2, 2005.  There was no change in the amount of interest expense for the three month period ended July 1, 2006 compared to the three month period ended July 2, 2005 as higher interest rates were offset by lower average outstanding balances.  Interest expense was $2.8 million for the six month period ended July 1, 2006 versus $2.2 million for the six month period ended July 2, 2005.  The increase for the six month period ended July 1, 2006 was due to higher interest rates on our outstanding indebtedness with variable rates.

Income Taxes

No income taxes have been recorded in any period presented due to the uncertainty of realization of any related deferred tax asset.

Net Income (Loss)

Net income for the three month period ended July 1, 2006 was $7.8 million versus a net loss of $7.1 million for the three month period ended July 2, 2005.  Net income for the six month period ended July 1, 2006 was $3.8 million versus a net loss of $12.2 million for the six month period ended July 2, 2005.  Factors impacting these results are discussed above.

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for the three and six month periods ended July 1, 2006 and July 2, 2005. Management does not believe that our business is materially impacted by seasonality; however, significant promotional activities can have a direct impact on net revenues for our distribution operations in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2006, we had a working capital deficit of $11.7 million. Our working capital deficit is affected by our classification of our revolving credit facility as a current liability as required under EITF issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock Box Arrangement.” Our revolving credit facility has a contractual life until October 12, 2010. If this liability was classified as a long term liability our working capital deficit would be improved by approximately $38.2 million resulting in working capital of $26.5 million.

We have financed our operations and have met our capital requirements primarily through private issuances of equity securities, convertible notes, bank borrowings, trade creditors and cash generated from operations.  Our principal sources of liquidity as of July 1, 2006, consisted of cash and cash equivalents of approximately $3.0 million along with approximately $2.6 million in availability under our $65.0 million revolving credit facility.

Provided that we can continue to successfully execute our growth strategies, and reduce overhead expenses, we believe that our existing cash and cash equivalents and revolving credit facility will be sufficient to fund operating losses, capital expenditures, debt service and provide adequate working capital for the next twelve months based on our current terms with our suppliers. However, there can be no assurance that events in the future, including without limitation any changed terms imposed upon us by our suppliers or any increase in our reserve imposed under our credit facility will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. While the credit facility currently does not require compliance with financial covenants, the Company has the ability to reduce this reserve by $3.5 million by agreeing to implement one or more financial covenants. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the prime index rate plus an applicable prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of July 1, 2006 was 8.25%. As of July 1, 2006, the interest rate, including applicable margin, used to calculate accrued interest was 8.5%. Interest is payable monthly.

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

The New Credit Facility includes an early termination fee of $0.7 million if paid in full before October 12, 2008. The New Credit Facility is secured by substantially all assets of the Company. As of July 1, 2006, $38.2 million was outstanding on the line and $2.6 million was available for additional borrowings, based on eligible receivables, inventory and prescription files.

Retired Subordinated Note and Convertible Debenture

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

As further described below, on June 29, 2006, the Company and ABDC entered into an agreement pursuant to which the parties agreed to settle and retire both existing debt instruments for a lump sum repayment of $10 million.

The Subordinated Convertible Debenture and Subordinated Note were guaranteed by Familymeds Group and certain of Familymeds Group’s subsidiaries, including Valley Drug Company, Valley Drug Company South, Familymeds, Inc. and Familymeds Holdings, Inc. pursuant to Continuing Guaranty Agreements dated as of March 21, 2005. We also entered into a subordinated security agreement dated as of March 21, 2005, pursuant to which we agreed that upon the occurrence of certain defaults and the passage of applicable cure periods we shall be deemed at that point to have granted to ABDC a springing lien upon and a security interest in substantially all of our assets to secure the Subordinated Convertible Debenture and the Subordinated Note.

Pursuant to the Subordinated Note, principal was due and payable in 20 successive quarterly installments each in the amount of $0.6 million through September 1, 2010, on which date all outstanding amounts are required to be paid. The Subordinated Note interest was a variable rate equal to the prime rate plus 2.0% per annum. The interest rate adjusted on each quarterly payment date based upon the prime rate in effect on each such quarterly payment date; provided that in no event would the interest rate in effect be less than 5.0% per annum or greater than 10% per annum. Interest accrued on the unpaid principal balance of the Subordinated Note is due and payable on each quarterly payment date and interest payments commenced on June 1, 2005. Interest of $0.3 million was expensed during the three month period ended July 1, 2006.

Pursuant to the Subordinated Convertible Debenture, principal was due and payable in 19 successive quarterly installments each in the amount of $0.6 million commencing on March 1, 2006 and continuing until August 15, 2010, on which date all outstanding amounts were required to be paid. Quarterly principal payments were paid in shares of common stock in an amount equal to $0.6 million divided by $3.4416 (the “Issue Price”). The Subordinated Convertible Debenture interest rate was adjusted on each quarterly payment date and was equal to (a) 10%, if the quarterly interest payment is made in common stock or (b) the prime rate on the date the quarterly interest payment is due plus 1% per annum, if the quarterly interest payment was made in cash; provided that in no event would the interest rate in effect be less than 5.0% per annum or greater than 10% per annum.

Note and Warrant Purchase Agreement

On June 29, 2006, we entered into a Note and Warrant Purchase Agreement and certain other agreements, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. (“Deerfield L.P.”) and Deerfield Special Situations Fund International, Limited (“Deerfield International”), pursuant to which Deerfield L.P. and Deerfield International (collectively, “Deerfield”) purchased two secured promissory notes in the aggregate principal amount of $10 million (one note in the principal amount of $3.32 million and the second note in the amount of $6.68 million collectively the “Notes”) and eight warrants to purchase an aggregate of 16.5 million shares of Familymeds Group, Inc. common stock (the “Warrants”), for an aggregate purchase price of $10 million.

The $10 million purchase price for the Notes and Warrants was used entirely for an early repayment, settlement and termination of approximately $23 million in outstanding subordinated debt with Familymeds Group’s former supplier AmerisourceBergen Drug Corporation (“ABDC”). The subordinated debt with ABDC consisted of a subordinated convertible debenture in the original principal amount of $11.5 million and a subordinated promissory note in the original principal amount of $11.5 million. Both original debt instruments were 5-year agreements maturing in September 2010. In connection with the Deerfield transaction, Familymeds Group and ABDC entered into a payoff and mutual release agreement pursuant to which the parties agreed to settle and retire both existing debt instruments for a lump sum repayment of $10 million. Wells Fargo Retail Finance, LLC (“WFRF”), the Company’s senior lender, consented to Familymeds Group’s early repayment of the ABDC debt and waived any default under Familymeds Group’s credit facility with WFRF as a result of such repayment by entering into an amendment to such credit facility with Familymeds Group and its subsidiaries.

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.166 million and $0.334 million respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate, the Company will record the average interest expense and record a corresponding asset or liability for the difference not currently payable each quarter in cash.

In accordance with Accounting Principles Board (“APB”) Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received. The net value allocated to the warrants was $2.5 million and was determined using the Black-Scholes option pricing formula. The $2.5 million has been recorded as debt discount and will be amortized over the life of the related debt using the effective interest method. The effective interest rate on the Notes, after giving effect to the amortization of the debt discount is approximately 17.0% annually.

The Notes contain usual and customary events of default for notes of these dollar amounts and provide that, upon the occurrence of an event default, the entire outstanding principal balance and all interest accrued under each note shall immediately become due and payable without demand or notice to the Company. They are secured by subordinated security interests in substantially all of the assets of the Company and its subsidiaries Familymeds, Inc. (“Familymeds”) and Valley Drug Company South (“Valley South”). These subordinated security interests are evidenced by three security agreements: (i) a Security Agreement between the Company and Deerfield L.P., as agent for Deerfield (the “Agent”), (ii) a Security Agreement between Familymeds and the Agent, and (iii) a Security Agreement between Valley South and the Agent (collectively, the “Security Agreements”). The Security Agreements are expressly subordinated to the prior lien rights of WFRF pursuant to the Company’s existing credit facility with WFRF. Both Familymeds and Valley South have entered into guaranty agreements pursuant to which they have guaranteed all of the obligations of the Company under the Notes.

In connection with the issuance of these Notes, 16.5 million of stock warrants were issued as follows: warrants for 3.0 million common shares were issued at an exercise price of $0.61 per share; warrants for 5.5 million common shares were issued at an exercise price of $0.75 per share; warrants for 5.5 million common shares were issued at an exercise price of $0.78 per share; and warrants for 2.5 million common shares were issued at an exercise price of $0.92 per share. Proceeds from each warrant exercised by Deerfield will be used to equally repay the Notes and for the working capital needs of the Company. All of the Warrants are exercisable for a period of five years from the closing date. The Company has entered into an Investor Rights Agreement with Deerfield, pursuant to which it has agreed to file a registration statement with respect to the resale of the shares of common stock issuable upon exercise of the Warrants within 60 days of the closing date, and to use its reasonable best efforts to cause such registration statement to be declared effective by the SEC as promptly as possible after the filing of such registration statement.

New Accounting Standards

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company does not believe it will have a material impact on its financial position or results of operations as a full valuation allowance has been established.

Operating, Investing and Financing Activities

 Cash Inflows and Outflows

During the six month period ended July 1, 2006, the net decrease in cash and cash equivalents was $3.6 million compared to a net decrease of $1.1 million during the six month period ended July 2, 2005. As reported on our condensed consolidated statements of cash flows, our change in cash and cash equivalents during the six month period ended July 1, 2006 and July 2, 2005 is summarized as follows:

	Six month period ended
Tabular dollars in thousands	July 1, 2006	July 2, 2005
Net cash used by operating activities	$(2,412)	$(9,216)
Net cash used by investing activities	(1,998)	(1,092)
Net cash provided by financing activities	767	9,182

Change in cash and cash equivalents	$(3,643)	$(1,126)

Details of our cash inflows and outflows are as follows during the six month period ended July 1, 2006:

Operating Activities: During the six month period ended July 1, 2006, we used $2.4 million in cash and cash equivalents in operating activities as compared with $9.2 million used during the same prior year period. For the six month period ended July 1, 2006, this was comprised primarily of net income of $3.8 million and an increase in working capital of $3.9 million, the net change in operating assets and liabilities reflected on our condensed consolidated statements of cash flows, partially offset by non-cash charges totaling $(10.1) million. For the six month period ended July 2, 2005, the use of cash consisted primarily of a net loss of $12.2 million and a decrease in working capital of $4.0 million, the net change in operating assets and liabilities reflected on our condensed consolidated statements of cash flows, partially offset by non-cash items of $6.9 million. Components of our significant non-cash adjustments for the six month period ended July 1, 2006 are as follows:

Non-cash Adjustments	Six month period ended July 1 , 2006 (amounts in thousands)	Explanation of Non-cash Activity
Depreciation and amortization	$1,727	Consists of depreciation of property and equipment as well as amortization of intangibles.

Non cash interest expense	848	Interest expense related to ABDC notes payable in common stock along with deemed shortfall payments

Gain on extinguishment of debt	(13,086)	We retired the outstanding ABDC notes amounting to $23 million and issued a $10 million Note due to Deerfield that was used to retire the ABDC notes.

Other non-cash items, net	395	Other non-cash items include items such as adjustments to deferred financing fees, adjustments to our allowance for doubtful accounts and non-cash stock-based compensation.

Total non-cash adjustments to net income	$(10,116)

Investing Activities: Cash used by investing activities was $2.0 million for the six month period ended July 1, 2006, as compared with $1.1 million used in investing activities in the six month period ended July 2, 2005. Specific investing activity during the six month periods ended July 1, 2006 and July 2, 2005 was as follows:

•
During the six month period ended July 1, 2006, we invested approximately $1.8 million in pharmacy software, leasehold improvements, land and computer hardware. We incurred capital expenditures of $1.0 million which we have not paid for as of July 1, 2006.

•	During the first six months of 2006, we used cash of approximately $0.2 million to acquire the assets of an oncology based pharmacy located in central Florida.

Financing Activities: Net cash provided by financing activities was $0.8 million during the six month period ended July 1, 2006, as compared with $9.2 million used in financing activities in the six month period ended July 2, 2005. Specific financing activity during the six month periods ended July 1, 2006 and July 2, 2005 was as follows:

•
During the six month period ended July 1, 2006, we received net proceeds of $2.0 million under our revolving credit facility to fund our operations, acquire pharmacy assets and to purchase capital expenditures. This compares to $9.9 million in the same period of 2005.

•
During the six month period ended July 1, 2006, we made scheduled debt repayments of $1.2 million under our outstanding subordinated notes. This compares to $0.7 million for scheduled debt repayments in the same period of 2005.

•
During the first six months of 2006, we also received proceeds of approximately $0.009 million from the issuance of common stock under our employee stock plans. This compares to $0.5 million for proceeds related to employee stock option exercises in the same period of 2005.

Off-Balance Sheet Arrangements

We do not make use of any off-balance sheet arrangements that currently have or that we expect are reasonably likely to have a material effect on our financial condition, results of operations or cash flows. We utilize operating leases for substantially all of our locations. We do not use special-purpose entities in any of our leasing arrangements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a discussion of the Company’s condensed unaudited consolidated financial statements, that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate estimates and judgments, including the most significant judgments and estimates. We based our estimates and judgments on historical experience and on various other facts that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include: assessing merger goodwill and identifiable intangible assets for impairment, assessing other long-lived assets for impairment, evaluating the adequacy of the allowance for doubtful accounts, and estimating for inventory loss reserves.

Goodwill and Identifiable Intangible Assets

Useful lives for identifiable intangibles are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. After goodwill is initially recorded, annual impairment tests are required, or more frequently if impairment indicators are present. The amount of goodwill cannot exceed the excess of the fair value of the related reportable unit (which is based on the Company’s stock price) over the fair value of reporting units identifiable assets and liabilities. Continued downward movement in the Company’s common stock price could have a material effect on the fair value of goodwill in future measurement periods. As of July 1, 2006, goodwill was $1.4 million.

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

Our impairment loss calculations contain uncertainty since we must use judgment to estimate future revenues, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated revenues, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party customers to reduce their prescription drug costs, regulatory changes the continued efforts of competitors to gain market share and consumer spending patterns. If these projections change in the future, we may be required to write-down our long-lived assets. Long-lived assets evaluated for impairment include property and equipment as well as intangible assets, which as of July 1, 2006 and December 31, 2005 were approximately $10.7 million and $9.8 million, respectively.

Trade Receivables

At July 1, 2006 and December 31, 2005, trade receivables reflected approximately $18.0 million and $15.7 million, respectively, of amounts due from various insurance companies, governmental agencies and individual customers. Of these amounts, there was approximately $2.5 million and $2.8 million reserved as of July 1, 2006 and December 31, 2005, respectively, for a balance of net trade receivables of $15.5 million and $12.9 million, respectively. We use historical experience, market trends and other analytical data to estimate our allowance for doubtful accounts. Based upon these factors, the reserve at July 1, 2006 is considered adequate. Although we believe that the reserve estimate is reasonable, actual results could differ from our estimate, and such differences could be material. If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income or higher net losses. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income or lower net losses.

Inventories

Inventories consist of pharmaceuticals and other retail merchandise owned by us. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the unaudited condensed consolidated financial statements are properly stated. We use historical data to estimate our inventory loss reserves and we have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. If the estimate of inventory losses is too low we may incur higher cost of sales in the future resulting in lower net income or higher net losses. If the estimate of inventory losses incurred is too high, we may experience lower cost of sales in the future resulting in higher net income or lower net losses. Inventories as of July 1, 2006 and December 31, 2005 were approximately $27.5 million and $30.6 million, respectively, net of approximately $2.1 million and $2.1 million of inventory loss reserves, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of July 1, 2006, $38.2 million and $10.0 million were outstanding on our revolving credit facility and Deerfield Notes, respectively. These borrowings are at a variable rate of interest. Assuming $48.2 million was outstanding for a full year, a 1% change in interest rates would change our interest expense by $0.5 million annually.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 29, 2006, Familymeds Group, Inc. entered into a Note and Warrant Purchase Agreement and certain other agreements described below, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. (“Deerfield L.P.”) and Deerfield Special Situations Fund International, Limited (“Deerfield International”), pursuant to which Deerfield L.P. and Deerfield International (collectively, “Deerfield”) purchased two secured promissory notes in the aggregate principal amount of $10 million (one note in the principal amount of $3.32 million and the second note in the amount of $6.68 million collectively the “Notes”) and eight warrants to purchase an aggregate of 16.5 million shares of Familymeds Group, Inc. common stock (the “Warrants”), for an aggregate purchase price of $10 million.

Warrants for 3.0 million common shares were issued at an exercise price of $0.61 per share; warrants for 5.5 million common shares were issued at an exercise price of $0.75 per share; warrants for 5.5 million common shares were issued at an exercise price of $0.78 per share; and warrants for 2.5 million common shares were issued at an exercise price of $0.92 per share. All of the Warrants are exercisable for a period of five years from the closing date. Familymeds Group, Inc. has entered into an Investor Rights Agreement with Deerfield, pursuant to which it has agreed to file a registration statement with respect to the resale of the shares of common stock issuable upon exercise of the Warrants within 60 days of the closing date, and to use its reasonable best efforts to cause such registration statement to be declared effective by the SEC as promptly as possible after the filing of such registration statement.

Item 3. DEFAULT UPON SENIOR SECURITIES.

 None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The stockholders of the Company voted on 4 items at the annual meeting of stockholders held on June 23, 2006:

1.	To elect directors to serve until the annual meeting in 2007 and until their successors are elected and qualified or until their earlier resignation, removal from office or death;

2.	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year;

3.	To approve an amendment to the Company’s Certificate of Incorporation to change the name of the Company to Familymeds Group, Inc., and

4.
To approve a proposal to empower the Board of Directors, in its discretion, to undertake a reverse stock split of Familymeds Group’s common stock at a ratio of between one-for-ten and one-for-two at any time on or prior March 31, 2007 (the “Reverse Stock Split”), or not to complete the Reverse Stock Split.

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Dr. Philip P. Gerbino	42,879,309	156,472
Peter J. Grua	42,879,101	156,680
Mark T. Majeske	42,929,309	106,472
Edgardo A. Mercadante	42,878,893	156,888
James E. Searson	42,929,309	106,472
Dr. Rakesh K. Sharma	42,738,377	297,404
Jugal K. Taneja	42,788,077	247,704
Laura L. Witt	42,851,101	184,680

The proposal to ratify the appointment of Deloitte & Touche LLP as independent registered public accounting firm for 2006 received the following votes:

•	41,924,883	Votes for approval
•	1,093,305	Votes against
•	17,593	Abstentions
There were no broker non-votes for this item.

The proposal to amend the Company's Certificate of Incorporation to change the name of the Company to Familymeds Group, Inc. received the following votes:

•	42,963,241	Votes for approval
•	41,593	Votes against
•	30,947	Abstentions
There were no broker non-votes for this item.

The proposal to empower the Board of Directors, in its discretion, to undertake a reverse stock split of Familymeds Group’s common stock at a ratio of between one-for-ten and one-for-two at any time on or prior March 31, 2007 (the “Reverse Stock Split”), or not to complete the Reverse Stock Split; received the following votes:

•	41,794,400	Votes for approval
•	1,214,259	Votes against
•	27,122	Abstentions
There were no broker non-votes for this item.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

10.1	Employment Agreement by and between DrugMax, Inc. and James E. Searson dated August 14, 2006.*

10.2
Note and Warrant Purchase Agreement by and among Familymeds Group, Inc. (formerly known as DrugMax, Inc.) and Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International, Limited dated as of June 23, 2006. *

10.3	Form of Common Stock Purchase Warrant issued in connection with Note and Purchase Warrant Agreement dated as of June 23, 2006. *

10.4	Investor Rights Agreement executed in connection with Note and Purchase Warrant Agreement dated as of June 23, 2006. *

10.5
Security Agreement by and among Familymeds Group, Inc. (formerly known as DrugMax, Inc.) and Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International, Limited dated as of June 23, 2006. *

10.6	Form of Secured Promissory Note issued in connection with Note and Warrant Purchase Agreement dated as of June 23, 2006. *

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Familymeds Group, Inc.

Date: August 15, 2006	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 15, 2006	By:	/s/ James A. Bologa
James A. Bologa Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)