Form 10-Q
period 2006-09-30
FAMILYMEDS GROUP, INC.
filed 2006-11-14
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of November 10, 2006, there were 6,693,762 shares of common stock, par value $0.001 per share, outstanding.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006

i

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(in thousands, except share data)
(Unaudited)

ASSETS	September 30, 2006	December 31, 2005

CURRENT ASSETS:
Cash and cash equivalents	$895	$6,681
Trade receivables, net of allowance for doubtful accounts of approximately
$2,769 and $2,777 in 2006 and 2005, respectively	14,637	12,855
Inventories	23,569	30,631
Prepaid expenses and other current assets	1,537	2,487

Total current assets	40,638	52,654

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization
of approximately $14,385 and $13,080 in 2006 and 2005, respectively	6,542	4,959

GOODWILL	1,355	1,355

INTANGIBLE ASSETS—Net of accumulated amortization of
approximately $19,069 and $17,674 in 2006 and 2005, respectively	3,286	4,852

OTHER NONCURRENT ASSETS	668	207

TOTAL ASSETS	$52,489	$64,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of notes payable	$2,000	$4,721
Promissory notes payable	94	915
Revolving credit facility	36,199	36,251
Accounts payable	10,819	9,014
Accrued expenses	5,550	6,100

Total current liabilities	54,662	57,001

NOTES PAYABLE, NET OF DISCOUNT OF $2,372 in 2006	5,129	18,184

OTHER LONG-TERM LIABILITIES	62	135

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock, $1,000 par value, 500,000 authorized and none outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 6,634,884 and 6,574,044 shares issued and outstanding for 2006 and 2005, respectively	66	66
Additional paid in capital	230,740	227,336
Accumulated deficit	(237,420)	(238,131)
Unearned compensation	(750)	(564)

Total stockholders’ deficit	(7,364)	(11,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,489	$64,027

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 and OCTOBER 1, 2005
(in thousands, except per share data)
(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

NET REVENUES	$57,915	$51,755	$174,698	$163,672

COST OF SALES	46,532	41,878	140,527	130,819

Gross margin	11,383	9,877	34,171	32,853

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,760	13,426	40,201	41,398
GAIN ON SALE OF PHARMACY ASSETS	(839)	-	(839)	-
RESTRUCTURING EXPENSE	34	-	34	-
DEPRECIATION AND AMORTIZATION EXPENSE	951	1,107	2,678	3,420

OPERATING LOSS	(1,523)	(4,656)	(7,903)	(11,965)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	-	-	13,086	-
Interest expense	(1,386)	(1,757)	(4,189)	(3,939)
Interest income	-	3	41	18
Other income (expense)	(18)	68	42	354

Total other income (expense), net	(1,404)	(1,686)	8,980	(3,567)

Income (loss) from continuing operations	(2,927)	(6,342)	1,077	(15,532)
Loss from discontinued operations	(144)	(8,193)	(366)	(11,163)
NET INCOME (LOSS)	(3,071)	(14,535)	711	(26,695)

Preferred stock dividends	-	401	-	(1,854)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(3,071)	$(14,134)	$711	$(28,549)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations available to common shareholders	(0.44)	(2.96)	0.16	(8.76)
Loss from discontinued operations	(0.02)	(4.09)	(0.05)	(5.63)
Net income (loss) available to common shareholders	$(0.46)	$(7.05)	$0.11	$(14.39)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	6,623	2,005	6,606	1,984

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 and OCTOBER 1, 2005
(in thousands)
(Unaudited)

	Nine Month Periods Ended
	September 30, 2006	October 1, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$711	$(26,695)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,678	3,420
Stock compensation expense	472	5,074
Noncash interest expense	989	659
Amortization of deferred financing fees	224	187
Provision for (recoveries of) for doubtful accounts	(8)	120
Gain on extinguishment of debt	(13,086)	-
(Gain) loss on disposal of fixed assets and intangible assets	(839)	6
Effect of changes in operating assets and liabilities:
Trade receivables	(1,774)	2,851
Inventories	7,306	2,783
Prepaid expenses and other current assets	571	356
Accounts payable	955	(334)
Accrued expenses	(374)	1,138
Other	(208)	131
Change in assets held for sale	-	6,211

Net cash used in operating activities	(2,383)	(4,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,031)	(1,451)
Purchases of pharmacy assets	(244)	-
Proceeds from sale of pharmacy assets	850	-

Net cash used in investing activities	(1,425)	(1,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) revolving credit facility, net	(52)	5,694
Repayment of promissory notes payable	(1,896)	(1,219)
Repayment of obligations under capital leases	-	(30)
Payment of deferred financing fees	(39)	(435)
Proceeds from exercise of stock options	9	564

Net cash provided by (used in) financing activities	(1,978)	4,574

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,786)	(970)

CASH AND CASH EQUIVALENTS—Beginning of period	6,681	2,332

CASH AND CASH EQUIVALENTS—End of period	$895	$1,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,564	$3,280
Noncash transactions—
Subordinated Convertible Debenture interest payments made in common stock	$229	$521
Payment of DrugMax Series A preferred stock dividends in common stock	$-	$294
Conversion of accounts payable to subordinated notes payable	$-	$23,000
Retirement of ABDC subordinated notes payable	$23,089	$-
Issuance of subordinated notes payable to Deerfield	$10,000	$-
Capital expenditures incurred but not yet paid	$850	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These unaudited condensed consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 filed with the United States Securities and Exchange Commission.

On June 23, 2006, the Company’s shareholders approved a reverse stock split of up to one-for-ten of the Company’s authorized and outstanding common stock. The reverse stock split was effective with respect to shareholders of record at the opening of trading on August 16, 2006, and the Company’s common stock began trading as adjusted for the reverse stock split on that same day. As a result of the reverse stock split, each ten shares of common stock were combined into one share of common stock and the total number of shares outstanding were reduced from approximately 66 million shares to approximately 6.6 million shares. The Company has retroactively adjusted all share and per share information to reflect the reverse stock split in the accompanying unaudited condensed consolidated financial statements and notes.

The Company’s fiscal year 2006 begins on January 1, 2006 and ends on December 30, 2006, which is the Saturday closest to December 31, 2006. The Company’s quarters end on the Saturday closest to March 31, June 30 and September 30. Each fiscal quarter is 13 weeks in length. The Company’s third quarter for fiscal year 2006 ended on September 30, 2006.

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

Business— As of September 30, 2006, the Company operated 78 Company owned locations including 75 pharmacies, one home health center, one health and beauty location and one non-pharmacy mail order center, and franchised 7 pharmacies in 14 states, under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names.

The Company also operates a medical supply business primarily focused on the direct distribution of specialty pharmaceuticals to physicians, medical clinics and other health care providers.

Going Concern— The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The report of independent registered public accounting firm for the Company’s December 31, 2005 consolidated financial statements was modified with respect to uncertainties regarding the Company’s ability to continue as a going concern. As of December 31, 2005, the Company had a net stockholders' deficit of $11.3 million and has incurred net losses of $54.9 million, $39.8 million and $12.2 million for the years ended December 31, 2005, January 1, 2005 and December 27, 2003. As of September 30, 2006, the Company had a net stockholders’ deficit of $7.4 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. During the fourth quarter of 2005, the Company completed certain transactions considered to be critical to achieving future growth and profitability. These include the sale of common stock for net proceeds of $47.4 million, the refinancing of the senior credit facility with a new $65.0 million facility, which allows for additional borrowing availability, and the sale and discontinuation of substantially all of the Company’s full-line wholesale drug distribution operations, which had incurred significant losses. Further, during the second quarter of 2006, the Company entered into a Note and Warrant Purchase Agreement and certain other agreements described below, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. (“Deerfield L.P.”) and Deerfield Special Situations Fund International, Limited (“Deerfield International”), pursuant to which Deerfield L.P. and Deerfield International (collectively, “Deerfield”) purchased two secured promissory notes in the aggregate principal amount of $10 million (one note in the principal amount of $3.32 million and the second note in the amount of $6.68 million collectively the “Notes”) and eight warrants to purchase an aggregate of 1.65 million shares of Familymeds Group, Inc. common stock (the “Warrants”), for an aggregate purchase price of $10 million. The $10 million purchase price for the Notes and Warrants was used entirely for an early repayment, settlement and termination of approximately $23 million in outstanding subordinated debt and accrued unpaid interest with the Company’s former supplier AmerisourceBergen Drug Corporation (“ABDC”). Although no assurances may be made, management believes that these transactions as well as other organizational and operational changes will allow the Company to continue as a going concern.

NOTE 3 - PER SHARE INFORMATION

The computations of basic and diluted net income (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include all-in-the money stock options and warrants.  Options and warrants to purchase 392,822 and 4,405,599, respectively, shares of common stock were not included in the September 30, 2006 computations of diluted net income per common share because inclusion of such shares would have been anti-dilutive.  Options and warrants to purchase 325,390 and 550,922 shares of common stock were not included in the October 1, 2005 computations of diluted net loss per common share because inclusion of such shares would have been anti-dilutive.

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

On January 1, 2006, the Company adopted SFAS No. 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $2.0 thousand, net of $0.0 related tax expense. Prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans.

The following table details the effect on net loss and loss per common share had compensation expense for the employee share-based awards been recorded in the three and nine month periods ended October 1, 2005 based on the fair value method under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net loss available to common shareholders, as reported	$(14,134)	$(28,549)
Add: actual expense, as reported	1,133	5,074
Less: pro forma stock-based compensation expense determined under fair value method valuation for all awards	(481)	(1,423)
Pro forma net loss available to common stockholders	$(13,482)	$(24,898)
Basic and diluted net loss per common share:
Net loss available to common stockholders, as reported	$(7.05)	$(14.39)
Pro forma net loss available to common stockholders	$(6.72)	$(12.55)
Shares used in basic and diluted net loss per common share	2,005	1,984

During the nine month period ended October 1, 2005, the Company granted 90,000 shares of restricted stock to directors. The restricted stock vests one third upon grant date, one third on the first anniversary, and one third on the second anniversary.

Share Based Compensation Plans

As of September 30, 2006, we have two share-based compensation plans, which are described below.

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

Each outside Director is issued an option to purchase 10,000 shares of common stock annually each year following his or her election to the Board of Directors. Each outside Director who serves as a member of a committee is issued an option to purchase 5,000 shares of the Company’s common stock annually. The chairperson of each committee, other than the Audit Committee, is issued an option to purchase an additional 5,000 shares of common stock annually. The chairperson of the Audit Committee and the Chairman of the Board shall receive an option to purchase 10,000 shares of the Company’s common stock annually. The foregoing options are granted under the Company’s 1999 Incentive and Non-Statutory Stock Option Plan. The exercise price for the options is determined as of the annual shareholders meeting of each year.

The DrugMax, Inc. 2003 Restricted Stock Plan permits the granting of shares of restricted common stock up to a total of 3.5 million shares. The Board of Directors determines the price, if any, on the date of grant. The Plan will expire on August 27, 2013. Restricted shares are issued to non-employee directors under this plan.

Upon election to the Board of Directors, each outside Director, receives an award of restricted stock in the amount of $50,000. Such shares vest 1/3 upon the date of grant and 1/3 on the first and second anniversary thereafter. Further, on each year following his or her election to the Board, each outside Director receives an award of restricted stock in the amount of $25,000. The foregoing shares are granted under the Company’s 2003 Restricted Stock Plan.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value for each option granted during the three month period ended September 30, 2006 was $3.58 and the weighted-average fair value for each option granted during the three month period ended October 1, 2005 was $5.59. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three month period ended September 30, 2006 and October 1, 2005 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005
Risk-free interest rate	5.02%	4.08-4.09%
Expected life	3 years	3 years
Volatility	82%	29-56%
Dividend yield	-%	-%
Fair value of each option granted	$3.58	$4.94-8.84

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

The following table summarizes information about our stock option plans for the nine month period ended September 30, 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Weighted Average Fair Value
Balance, December 31, 2005	377,084	$17.66	7.8	24.36
Granted	75,125	$7.67		4.24
Exercised	(1,521)	$5.70		3.48
Forfeited	(57,866)	$45.51		4.14

Options outstanding, September 30, 2006	392,822	$11.70	7.9	$18.26

Options exercisable, September 30, 2006	240,092	$11.89	7.4	$26.37

As of September 30, 2006, there was $0.3 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 1.4 years. The total fair value of stock awards granted was $5.0 thousand during the three month period ended September 30, 2006. Cash received from stock option exercises for the nine month period ended September 30, 2006 was $9.0 thousand. The income tax benefits from share based arrangements totaled $0.0.

The following table summarizes information about restricted stock awards issued under the 2003 Restricted Stock Plan for the nine month period ended September 30, 2006:

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 31, 2005	44,403	$15.65
Granted	33,436	$6.58
Vested	(10,812)	$13.09

Non Vested Balance at September 30, 2006	67,027	$11.54

As of September 30, 2006, there was $0.4 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 0.9 years. At September 30, 2006, an aggregate of 0.4 million shares of common stock remained available for future grants under our stock plans, which cover restricted stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards.

NOTE 5 -GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill and intangible assets is as follows (in thousands):

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$22,355	$(19,069)	$22,526	$(17,674)
Goodwill	1,355	-	1,355	—

The weighted average amortization period for intangible assets is approximately 7.6 years. Amortization expense related to intangible assets was approximately $0.4 million and $0.7 million for the three month periods ended September 30, 2006 and October 1, 2005, respectively. Amortization expense related to intangible assets was approximately $1.4 million and $2.1 million for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.

Estimated future amortization expense for the remainder of 2006 and the succeeding four years is as follows (in thousands):

Fiscal year ending	Amount
2006	$508
2007	837
2008	551
2009	256
2010	181

NOTE 6 —DEBT

Debt at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Revolving credit facility	$36,199	$36,251
Promissory notes payable	94	915
Subordinated notes payable	-	22,905
Secured promissory notes, current maturities	2,000	-
Secured promissory notes, less debt discount of $2,372	5,129	-
Total	$43,422	$60,071

On June 29, 2006, the Company entered into a Note and Warrant Purchase Agreement and certain other agreements described below, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. (“Deerfield L.P.”) and Deerfield Special Situations Fund International, Limited (“Deerfield International”), pursuant to which Deerfield L.P. and Deerfield International (collectively, “Deerfield”) purchased two secured promissory notes in the aggregate principal amount of $10 million (one note in the principal amount of $3.32 million and the second note in the amount of $6.68 million collectively the “Notes”) and eight warrants to purchase an aggregate of 1.65 million shares of Familymeds Group, Inc. common stock (the “Warrants”), for an aggregate purchase price of $10 million.

The $10 million purchase price for the Notes and Warrants was used entirely for an early repayment, settlement and termination of approximately $23 million in outstanding subordinated debt and accrued unpaid interest with the Company’s former supplier AmerisourceBergen Drug Corporation (“ABDC”). The subordinated debt with ABDC consisted of a subordinated convertible debenture in the original principal amount of $11.5 million and a subordinated promissory note in the original principal amount of $11.5 million. Both original debt instruments were 5-year agreements maturing in September 2010. In connection with the Deerfield transaction, the Company and ABDC entered into a payoff and mutual release agreement pursuant to which the parties agreed to settle and retire both existing debt instruments for a lump sum repayment of $10 million. Wells Fargo Retail Finance, LLC (“WFRF”), the Company’s senior lender, consented to the Company’s early repayment of the ABDC debt and waived any default under the Company’s credit facility with WFRF as a result of such repayment by entering into a Consent, Waiver and Second Amendment to such credit facility with the Company and its subsidiaries. The Company extinguished the ABDC Notes on June 29, 2006 which resulted in a gain on the extinguishment of $13.1 million.

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.166 million and $0.334 million, respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid by the Company at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate on this debt, the Company records the average quarterly interest expense and record a corresponding asset or liability for the difference not currently payable each quarter.

In lieu of making any interest payments in cash during the first and second year of the Notes, the Company may issue and deliver to Deerfield shares of common stock. Pursuant to an amendment in October 2006, such shares shall be issued annually and Deerfield shall not be able to transfer or sell such shares untill such time as the interest payment represented by those shares shall become due. During the fourth quarter of 2006, 58,878 shares of common stock were issued to Deerfield representing the first year's interest.

The Notes contain usual and customary events of default for notes of these dollar amounts and provide that, upon the occurrence of an event default, the entire outstanding principal balance and all interest accrued under each note shall immediately become due and payable without demand or notice to the Company.

The Notes are secured by subordinated security interests in substantially all of the assets of the Company and its subsidiaries, Familymeds, Inc. (“Familymeds”) and Valley Drug Company South (“Valley South”). These subordinated security interests are evidenced by three security agreements: (i) a Security Agreement between the Company and Deerfield L.P., as agent for Deerfield (the “Agent”), (ii) a Security Agreement between Familymeds and the Agent, and (iii) a Security Agreement between Valley South and the Agent (collectively, the “Security Agreements”). The Security Agreements are expressly subordinated to the prior lien rights of WFRF pursuant to the Company’s existing credit facility with WFRF. Both Familymeds and Valley South have entered into guaranty agreements pursuant to which they have guaranteed all of the obligations of the Company under the Notes.

In connection with the issuance of the Notes, 1.65 million of stock warrants were issued as follows: warrants for 0.30 million common shares were issued at an exercise price of $6.10 per share; warrants for 0.55 million common shares were issued at an exercise price of $7.50 per share; warrants for 0.55 million common shares were issued at an exercise price of $7.80 per share; and warrants for 0.25 million common shares were issued at an exercise price of $9.20 per share. Proceeds from each warrant exercised by Deerfield will be used to equally repay the Notes and for the working capital needs of the Company. All of the Warrants are exercisable for a period of five years from the closing date.

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

NOTE 7 - INCOME TAXES

The Company incurred a net loss and net income for the three and nine month periods ended September 30, 2006. No income tax expense had been recorded during the nine months ended September 30, 2006 due to the significant net operating losses available to the Company to offset such net income. The Company has established a valuation allowance on all of its deferred tax assets due to the uncertainty of their realization. The Company incurred a net loss for the three and nine month periods ended October 1, 2005.

NOTE 8 - DISCONTINUED OPERATIONS

During fiscal year ended December 31, 2005, the Company operated two drug distribution facilities: Valley Drug Company (“Valley North”) and Valley Drug Company South. During the third quarter of 2005, the Company determined that it would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, as of October 1, 2005, the Company considered substantially all of the full-line wholesale drug distribution as discontinued operations for financial statement presentation purposes. In December 2005, Rochester Drug Cooperative (“RDC”) acquired certain assets from the Company’s wholly-owned subsidiary, Valley Drug Company, including a customer list, furniture, fixtures and equipment located at the Company’s New Castle, Pennsylvania facility. In connection with the sale, RDC assumed certain property leases, customer and other miscellaneous contracts. The total purchase price for these select assets was $0.7 million, of which $0.4 million was received upon closing and $0.3 million is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to a lease assignment of the New Castle facility to RDC.

Net revenues related to the discontinued operations were $0.0 million and $22.7 million for the three month periods ended September 30, 2006 and October 1, 2005, respectively, and $0.0 million and $80.1 million for the nine month periods ended September 30, 2006 and October 1, 2005, respectively.  The loss from discontinued operations was $0.1 million and $8.2 million and $0.4 million and $11.2 million for the three and nine month periods ended September 30, 2006 and October 1, 2005, respectively. During the third quarter 2006, we received notification of a tax assessment from a state tax authority relating to our discontinued operations.  We have accrued $0.2 million of estimated income taxes relating to this matter and is reflected as a component of discontinued operations.

NOTE 9- CONTINGENCIES

As previously disclosed, the Company’s drug distribution operations operated out of two locations, one in New Castle, Pennsylvania and one in St. Rose, Louisiana.  The Pennsylvania operations were located at 209 Green Ridge Road, New Castle, Pennsylvania 16105, a facility consisting of approximately 45,000 square feet of office, warehouse, shipping and distribution space. Valley Drug Company( “Valley North”) leased this premises from Becan Development LLC (“Becan”), a company owned by a current director of the Company (Jugal Taneja) and certain former directors, officers and employees of the Company. The original lease (dated December 30, 2003) (the “Original Lease”) provided for a term of 15 years, expiring December 30, 2018, and monthly lease payments of $17,000.  When the Original Lease was executed, Becan and Valley North entered into a Consent, Subordination and Assumption Agreement (the “Guarantee”) with the Pennsylvania Industrial Development Authority (“PIDA”) and Regional Industrial Development Corporation of Southwest Pennsylvania (“RIDC”) dated December 30, 2003, pursuant to which, among other things, Becan and Valley North, jointly and severally, assumed all obligations of RIDC to make payments and discharge all obligations expenses, costs and liabilities of RIDC in connection with the PIDA note (the “PIDA Note”). The PIDA Note is also secured by the Original Lease and the property.

In connection with the previously disclosed December 2005 sale of the business operated out of the Pennsylvania facility to Rochester Drug Cooperative (“RDC”) (the “Asset Sale”), Becan and Valley North agreed to shorten the lease to five years ending, December 2010, and to sublease the premises to RDC. It was the intent of the parties at that time to assign the lease to RDC upon the consent to such assignment by PIDA. RDC held back $0.3 million of the purchase price related to the Asset Sale pending receipt of PIDA’s consent.  PIDA recently agreed to consent to the assignment of the lease to RDC subject to the preparation of final documents, including documents evidencing the parties agreement to shorten the maturity of the PIDA Note to five years ending December 2010; but, during October 2006, RDC notified PIDA that it was withdrawing its application to PIDA and that it was no longer willing to assume the lease. Contemporaneously with its notice to PIDA, RDC notified the Company that it refused to pay the $0.3 million holdback to Valley because of the delays in obtaining the PIDA consent. RDC has signed a sublease for the property and remains legally responsible for the lease payments. In October 2006, the Company filed a demand for arbitration claiming RDC has acted in bad faith and demanding $0.3 million. Becan and its principals, including Mr. Taneja, indemnified Valley North and the Company against any claims or demands PIDA may bring against Valley or the Company in connection with the PIDA Note and will use their best efforts to have Valley released from all obligations under the PIDA Note.

As of September 30, 2006, the Company has not recorded any liabilities related to the Guarantee. However, should the Company be required to perform under the terms of the Guarantee, the Company would be required to pay all amounts owed under the PIDA Note, which as of September 30, 2006 was approximately $0.8 million. The Company believes it will not be required to perform under the terms of the Guarantee. Further any requirement to perform under the Guarantee would be mitigated by the indemnification by Becan and its principals. Additionally, management believes, the fair value of the Pennsylvania facility that could be realized upon the sale of the facility exceeds the amounts outstanding on the PIDA Note and the other loans related to the premises.

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently in the process of evaluating the impact of SAB No. 108 on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact of SFAS No. 157 on our financial position and results of operations.

NOTE 11- RESTRUCTURING EXPENSE

During the three and nine month periods ended September 30, 2006, the Company recognized restructuring expense of $.03 million and $.03 million, respectively, all of which related to severance expenses for 33 terminated employees resulting from the Company’s July 2006 restructuring plan. All amounts have been paid during the three month period ended September 30, 2006.

NOTE 12- SUBSEQUENT EVENT

In October 2006, the operations known as Valley Medical Supply were relocated to the Company’s corporate location in Farmington, Connecticut and it is now doing business as Familymeds Medical Supply.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) management’s ability to execute its strategy of growth and business expansion, (ii) management’s ability to secure additional financings, (iii) changes in the regulatory and general economic environment related to the health care and pharmaceutical industries, including possible changes in reimbursement for healthcare products and in manufacturers’ pricing or distribution policies, (iv) conditions in the capital markets or changes with regard to the Company's credit facilities, including interest rate increases, changes in the availability of capital and changes in the reserve under the Company's credit facility, (v) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified marketing, management or other personnel, and increased labor and inventory costs, and (vi) changes regarding the availability, supply chain and pricing of the products which the Company distributes, as well as the loss of one or more key suppliers for which alternative sources may not be available.

Further information relating to factors that could cause actual results to differ from those anticipated is included under the heading “Risk Factors” contained herein and in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2006, we operated 78 Company owned locations including 75 pharmacies, one home health center, one health and beauty location and one non-pharmacy mail order center, and 7 franchised pharmacies in 14 states, under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names. We also operate a drug distribution business primarily focused on the direct distribution of specialty pharmaceuticals to physicians, medical clinics and other health care providers from our warehouse located in St. Rose, Louisiana known as Valley Medical Supply or VMS. On October 16, 2006, the operations known as Valley Medical Supply were relocated the Company’s corporate location in Farmington, Connecticut and are now doing business as Familymeds Medical Supply.

Review of three month period ended September 30, 2006

The Company’s strategy since the sale of substantially all of its full-line wholesale drug distribution business in December of 2005 has been to focus on its core business, which includes pharmacy operations, specialty sales, institutional sales, and direct distribution to physicians, medical clinics and other health care providers. During the three month period ended September 30, 2006, we have taken the following steps to improve our operating results and financial condition:

•
Changed our corporate name to Familymeds Group, Inc., the recognized brand name of the Company's core pharmacy business. In conjunction with the name change, we began trading under our new Nasdaq stock symbol "FMRX."   The Company also performed a reverse stock split of one-for-ten of the Company’s authorized and outstanding common stock on August 16, 2006.

•
Implemented expense control initiatives that included a workforce reduction of 33 employees at the Company headquarters in Farmington, Connecticut in July 2006. The associated personnel reduction in headquarters expenses coupled with company-wide general and administrative expense reductions is expected to result in an estimated decrease in total selling, general and administrative costs of approximately 10%, or $2.8 million for the second half of fiscal 2006.  The Company expects these reductions will not have any significant impact on the Company's sales structure or customer operations.

•
Opened two new pharmacy locations: one in the Oklahoma area inside the Warren Medical Building on the campus of the St. Francis Hospital in Tulsa, Oklahoma in August 2006, and a long term care pharmacy located in Framingham, Massachusetts in September 2006.

•
Agreed to participate in two medication therapy management programs: the Asthma Intervention Program(TM), a pilot program and outcomes research study co-sponsored by the National Community Pharmacists Association (NCPA), Pharmacist e-Link and Medical Care and Outcomes, LLC., and a medication therapy management program for qualifying patients who are enrolled in the Community Care Rx (CCRx) Medicare Part D plan.

•	Closed three under-performing locations and moved the assets from one pharmacy location to another existing location to reduce overall operating expense and to improve unit financial performance.

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

The Company’s strategy also includes selling specialty pharmaceuticals and healthcare products to physicians, home care providers and related healthcare providers including respiratory therapists and nurse practitioners that often re-administer these products to their patient immediately. We are executing this strategy by combining selling access through our existing physician relationships and medically based pharmacies with a sales force that actively pursues these practitioners as well as new potential practitioner customers. Our unique selling proposition to these practitioners is ease of obtaining product through same day delivery through our onsite pharmacies as well as our ability to supply the pharmaceutical to the physician already prepared and “ready to use.” As part of our service, we bill the physicians/patients payor/insurance carrier or Medicare under part B depending on the type of coverage each patient has. This strategy for distribution of pharmaceuticals will be ongoing and utilizes our wholesale authorized distribution agreements to obtain the drugs through the proper channel pricing and together with central and decentralized distribution to the practitioner customer depending on the customer needs.

The Company is also taking measures to reduce operating expenses by consolidating operations, and reducing corporate expenses.

Pharmacy Operations

As of September 30, 2006, we operated 78 Company owned locations including 75 pharmacies, one home health center, one health and beauty location and one non-pharmacy mail order center, in 14 states under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names. We have 43 pharmacies which are located at the point of care between physicians and patients, oftentimes inside medical office buildings or on a medical campus. The balance of our locations are usually nearby medical facilities though more retail accessible. The majority of our revenues from pharmacy operations come from the sale of prescription pharmaceuticals, which represented approximately 94.1% and 93.9% of our net revenues for the three and nine month periods ended September 30, 2006, respectively. Our corporate pharmacies provide services to approximately 400,000 acute or chronically ill patients each year, many with complex specialty and medical product needs.

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

By our estimates, we believe there are more than 5,000 locations nationwide at or near the point of care which may be available to open additional pharmacies. Because of our experience with operating pharmacies in similar locations, we believe we are uniquely positioned to target these sites and increase our core pharmacy market presence. We also believe that we can grow our pharmacy operations through selective acquisitions. By increasing our location count, through selective acquisitions or the opening of new pharmacies at or near the point of medical care, we believe we can increase our customer base, expand our geographic reach and improve profitability by leveraging our existing infrastructure. However, we will need to obtain financing, and there are no assurances we can do so.

Our strategy also includes offering our customers or patients multiple sales channels by which they can purchase our products. We offer them the opportunity to purchase a broad array of health-related products including a comprehensive selection of prescription medications, vitamins and nutritional supplements, home medical equipment, and health and beauty aids directly from our pharmacies, by mail order and via the Internet. Familymeds.com is the foundation of our Internet offering. This website is one of the few sites certified as a Verified Internet Pharmacy Provider Site (VIPPS) by the National Association of Boards of Pharmacy (NABP). The VIPPS program is a voluntary certification program designed to approve and identify online pharmacies that are appropriately licensed and prepared to practice Internet pharmacy. Familymeds.com is the non-prescription Internet commerce partner for select prescription benefit managers (PBMs) including Medco Health. We will continue to pursue opportunities to partner with managed care and others providers to increase our sales through our Internet sales channel.

Worksite PharmacySM

We operate Worksite Pharmacies SM (pharmacies that service a single, defined population) for large employers who are seeking to control overall employee prescription drug benefit expenditures while maintaining high employee satisfaction through improved accessibility. Our Worksite Pharmacies SM offer prescription services exclusively to the employer’s covered population. We can deliver these services at or near the employer’s work site by opening, staffing and managing a pharmacy. Our initial results have proven that this strategy reduces healthcare costs for the employer. Our research has shown that many employers, especially large Fortune 500 companies are seeking more aggressive methods to control healthcare expenditures, especially the pharmacy component of benefits. We have identified key large employers, those with over 2,000 employees in a single location, to be target opportunities for this type of employer sponsored Worksite PharmacySM. Currently, we have a Worksite Pharmacy SM in the employee center of the Mohegan Sun Casino in Connecticut and Scotts Company L.L.C headquarters in Marysville, Ohio. Combined, these employers have more than 14,000 employees and dependents as potential patients.

On November 9, 2006, we announced our third Worksite Pharmacy will open January 2, 2007 to exclusively service Toyota team members, participating on-site suppliers and their dependants. Under the contract with Toyota, Familymeds will operate a full service pharmacy at the site of Toyota's newly constructed plant in San Antonio. The plant will employ approximately 2,000 Toyota personnel.

Net revenues from Worksite PharmaciesSM increased by $0.8 million or 99.8% from $0.9 million for the three month period ended October 1, 2005 to $1.7 million for the three month period ended September 30, 2006. Approximately $0.3 million, or 35.9% on a comparable same location basis, of the $0.8 million increase related to growth within our existing Worksite Pharmacy. The remaining $0.5 million of the $0.8 million increase related to the opening of a new Worksite Pharmacy effective at the beginning of the first quarter of 2006.

Net revenues from Worksite PharmaciesSM increased by $3.1 million or 123.6% from $2.5 million for the nine month period ended October 1, 2005 to $5.6 million for the nine month period ended September 30, 2006. Approximately $0.8 million, or 31.8% on a comparable same location basis, of the $3.1 million increase related to growth within our existing Worksite pharmacy. The remaining $2.3 million of the $3.1 million increase related to the opening of a new Worksite Pharmacy effective at the beginning of the first quarter of 2006.

Medical Supply

In February 2006, we reopened and began providing distribution services from our St. Rose, Louisiana facility which had previously been closed due to Hurricane Katrina. We reconfigured and replenished the warehouse to facilitate the direct distribution of pharmaceuticals to physicians, medical clinics and other health care providers. In October 2006, the operations known as Valley Medical Supply were relocated to the Company’s corporate location in Farmington, Connecticut and it is now doing business as Familymeds Medical Supply.  This move is expected to reduce operating expenses.

Revenues from these operations for the three month period ended September 30, 2006 were $4.2 million compared to $0.6 million for the three month period ended October 1, 2005, an increase of $3.6 million or 663.1%. Revenues from these operations for the nine month period ended September 30, 2006 were $9.3 million compared to $1.7 million for the nine month period ended October 1, 2005, an increase of $7.6 million or 432.0%. We expect the revenues attributable to this business to increase during the subsequent quarters in 2006.

Patient Compliance

We have developed programs designed to improve patient compliance and to reduce costs. For example, we have a prescription compliance program called Reliable Refill, a discount plan called Senior Save15. Reliable Refill is a compliance program that identifies prescriptions that are due to be filled and schedules them for filling before the patient has run out of the previous prescriptions. Our Senior Save15 program, introduced prior to the Medicare Modernization Act, is our own discount program that gives senior customers access to all of our prescription and over-the-counter products at discounted prices. These and other programs are designed to improve medication therapy management among patients with chronic therapeutic needs especially the elderly population. Our data warehouse allows us to identify and target patients with special needs.

Technology Improvements and Electronic Prescription Solutions

During the three month period ended September 30, 2006, we continued installing and upgrading our pharmacy management system and our home medical billing software. Upgrades include management of dispensing workflow, electronic signature capture, and improved data management. We believe the improvements to the pharmacy management system will provide value added services to our customers, increased billing capacity and better data management capabilities.

Additionally, we are implementing electronic prescription solutions to include the ability to accept delivery of prescriptions through electronic prescribing software technologies. Our pharmacies are able to accept receipt of electronic prescription orders and refill authorizations with secure, reliable transmission directly from physician practices.

Medicare Part D

Pharmacy sales trends are expected to continue to grow due, in part, to the Medicare Part D prescription drug benefit. As of January 1, 2006, Medicare beneficiaries have the opportunity to receive subsidized prescription drug coverage through the Medicare Part D program. The new drug benefit is delivered by competing plans, and our pharmacies have contracted with each of the major providers to ensure our customers can continue purchasing their prescriptions from our pharmacies. While the new Medicare drug benefit is entirely voluntary, we believe a significant portion of the Medicare population will enjoy this new benefit. During the three month period ended September 30, 2006, net revenues from prescriptions filled under Medicare Part D plans substantially increased compared to the three month periods ended April 1, 2006 and July 1, 2006. For the three month periods ended April 1, 2006, July 1, 2006 and September 30, 2006, Medicare Part D prescriptions represented 14.8%, 19.8% and 21.2% of total prescription sales, respectively. The gross margin from this business is less than what the traditional prescription drug plans provide and the accounts receivable days outstanding is more than what the traditional prescription drug plans.

While the percentage of prescriptions filled through a Medicare Part D plan has continued to increase through September 30, 2006, Medicare Part D plans do not provide coverage for annual drug costs of the beneficiary between $2,250 and $5,100 (sometimes referred to as the “donut hole”). As seniors enter the donut hole, it is unclear what effect, if any, this will have on our revenues or results of operations. We expect, however, that any negative impact the donut hole may have on our operating results will be offset, in part, by the effects of secondary coverage such as Medicaid and other third party providers.

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

The amended agreement requires us to purchase primarily all of our products for sale in our pharmacies from McKesson. It contains certain volume requirements and has an initial term of two years, through December 2006, and renews automatically for successive one-year periods unless either party provides the other party a written non-renewal notice. On October 16, 2006, McKesson provided notice that they wished to negotiate a new agreement to begin December 27, 2006 upon expiration of the existing agreement. The terms of the new agreement, including payment terms and pricing, are expected to be similar to the existing terms but the contract will be more in line with a standard McKesson contract rather than the current D&K contract. While, we believe that if we were unable to purchase products directly from McKesson we could secure the same products through other sources, including other distributors or directly from the manufacturers, there is a risk that our costs would increase and our supply could be interrupted affecting our net revenues if our primary supplier agreement were to be terminated.

 Discontinued Operations

During fiscal year ended December 31, 2005, the Company operated two drug distribution facilities: Valley Drug Company and Valley Drug Company South. During the third quarter of 2005, the Company determined that it would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, as of October 1, 2005, the Company considered substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes. In December 2005, Rochester Drug Cooperative (“RDC”) acquired certain assets from the Company’s wholly-owned subsidiary, Valley Drug Company, including a customer list, furniture, fixtures and equipment located at the Company’s New Castle, Pennsylvania facility. In connection with the sale, RDC assumed certain property leases, customer and other miscellaneous contracts. The total purchase price for these select assets was $0.7 million, of which $0.4 million was received upon closing and $0.3 million is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to a lease assignment of the New Castle facility to RDC. The Company leased this premises from Becan Development LLC (“Becan”), a company owned by a current director of the Company (Jugal Taneja) and certain former directors, officers and employees of the Company.
    The original lease (dated December 30, 2003) (the “Original Lease”) provided for a term of 15 years, expiring December 30, 2018, and monthly lease payments of $17,000.  When the Original Lease was executed, Becan and Valley North entered into a Consent, Subordination and Assumption Agreement (the “Guarantee”) with the Pennsylvania Industrial Development Authority (“PIDA”) and Regional Industrial Development Corporation of Southwest Pennsylvania (“RIDC”) dated December 30, 2003, pursuant to which, among other things, Becan and Valley Drug Company (Valley North”), jointly and severally, assumed all obligations of RIDC to make payments and discharge all obligations expenses, costs and liabilities of RIDC in connection with the PIDA note (the “PIDA Note”).  The PIDA Note is also secured by the Original Lease and the property.

    In connection with the previously disclosed December 2005 sale of the business operated out of the Pennsylvania facility to Rochester Drug Cooperative (“RDC”) (the “Asset Sale”), Becan and Valley North agreed to shorten the lease to five years ending, December 2010, and to sublease the premises to RDC. It was the intent of the parties at that time to assign the lease to RDC upon the consent to such assignment by PIDA.  RDC held back $0.3 million of the purchase price related to the Asset Sale pending receipt of PIDA’s consent. Recently, PIDA agreed to consent to the assignment of the lease to RDC subject to the preparation of final documents, including documents evidencing the parties agreement to shorten the maturity of the PIDA Note to five years ending December 2010; but, during October 2006, RDC notified PIDA that it was withdrawing its application to PIDA and that it was no longer willing to assume the lease.   Contemporaneously with its notice to PIDA, RDC notified the Company that it refused to pay the $0.3 million holdback to Valley because of the delays in obtaining the PIDA consent.  RDC has signed a sublease for the property and remains legally responsible for the lease payments.  In October 2006, the Company filed a demand for arbitration claiming RDC has acted in bad faith and demanding $0.3 million. Becan and its principals, including Mr. Taneja, indemnified Valley North and the Company against any claims or demands PIDA may bring against Valley or the Company in connection with the PIDA Note and will use their best efforts to have Valley released from all obligations under the PIDA Note.

In connection with the sale of these assets, the Company transferred a portion of the New Castle, Pennsylvania pharmaceutical inventory to the Company’s retail pharmacies as well as a portion to its St. Rose, Louisiana facility for continued distribution to the Company’s retail pharmacies and for use in the Valley Medical Supply operations. In October 2006, these operations were relocated to the corporate location in Farmington, Connecticut and are now doing business under the name Familymeds Medical Supply.

Net revenues related to the discontinued operations were $0.0 million and $22.7 million for the three month period ended September 30, 2006 and October 1, 2005, respectively and $0.0 million and $80.1million for the nine month period ended September 30, 2006 and October 1, 2005, respectively.  The loss from discontinued operations was $0.1 million and $8.2 million and $0.4 million and $11.2 million for the three and nine month periods ended September 30, 2006 and October 1, 2005, respectively. During the third quarter 2006, we received notification of a tax assessment from a state tax authority relating to our discontinued operations.  We have accrued $0.2 million of estimated income taxes relating to this matter and is reflected as a component of discontinued operations.

Comparison of Operating Results for the three and nine month periods ended September 30, 2006 and October 1, 2005.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher. The Rx portion of the pharmacy business is dependent upon a number of third party payors that pay a portion or all of the Rx cost on behalf of the customers, “Third Party Customers.” Prescriptions generated by Third Party Customers represented approximately 93.3% and 93.8% and 93.5% and 94.0%, respectively Rx revenues for the three and nine month periods ended September 30, 2006 and October 1, 2005, respectively.

For financial statement presentation purposes, the Company has reported substantially all of the full-line wholesale drug distribution as discontinued operations.

 Net Revenues

Net revenue performance is detailed below:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net Rx and non-Rx revenues (in millions) (1)	$53.7	$51.2	$165.4	$161.9
Valley Medical Supply	4.2	0.6	9.3	1.8
Total net revenues (in millions)	$57.9	$51.8	$174.7	$163.7
Rx % of location net revenues	94.1%	94.2%	93.9%	94.1%
Third party % of Rx net revenues	93.3%	93.8%	93.5%	94.0%
Number of Company locations	78	77	78	77
Averagelocation net revenue per location (in millions)	$0.7	$0.7	$2.1	$2.1

(1) Net revenues are net of contractual allowances.

	Three Months Ended September 30, 2006 versus October 1, 2005	Nine Months Ended September 30, 2006 versus October 1, 2005
Net revenues increases (decreases) are as follows (in millions):

Net effect of location openings/closings(1)	$0.6	$2.3
Rx revenues (2)	2.0	1.6
Non-Rx revenues	-	(0.4)
Valley Medical Supply(3)	3.6	7.5
Net increase	$6.2	$11.0

(1)	The net effect of location openings/closing represents the revenues of locations that were not open during the full periods compared.

(2)	Represents the net impact of price increases for brand name prescription products offset by an increase in the number of prescriptions filled for lower priced generic prescription products.

(3)
Represents Valley Medical Supply revenues related to direct distribution to physicians, medical clinics and other health care providers. In October 2006, this operation was moved to Farmington, Connecticut and is now doing business as Familymeds Medical Supply.

Gross Margin

Gross margin was $11.4 million or 19.7% for the three month period ended September 30, 2006. This compares to $9.9 million or 19.1% for the three month period ended October 1, 2005. Gross margin was $34.2 million or 19.6% for the nine month period ended September 30, 2006 compared to $32.9 million or 20.1% for the nine month period ended October 1, 2005. The decrease reflects the adverse effect of the efforts of managed care organizations, pharmacy benefit managers and other third party payors to reduce their prescription costs, as well as the impact of Medicare Part D. In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. As employers and managed care organizations continue to focus on the costs of branded and specialty pharmaceuticals, we expect there will continue to be negative pressure on gross margins. In addition, gross margin percentage is expected to be negatively impacted because of the addition of Medicare Part D and other efforts by third party payors to reduce reimbursement rates. The Company, like several others in the pharmacy industry, continues to experience a significant negative impact on gross margins due to the increasing number of prescriptions filled under Medicare Part D. For the three and nine month periods ended September 30, 2006, Medicare Part D prescriptions represented 21.2% and 18.6% of total prescription sales, respectively. Information that helps explain our gross margin trend is detailed below:

	Three Months Ended September 30, 2006 Versus October 1, 2005	Nine Months Ended September 30, 2006 versus October 1, 2005
Gross margin increases (decreases) are as follows (in millions):

Net effect of location openings/closings	$-	$0.2
Rx gross margin	1.2	0.7
Non-Rx gross margin	(0.1)	(0.3)
Valley Medical Supply	0.4	0.7
Net increase (decrease)	$1.5	$1.3

Operating Expenses, Net

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense. Total operating expenses were $12.9 million or 22.3% of net revenues for the three month period ended September 30, 2006. This compared to $14.5 million or 28.1% of net revenues for the three month period ended October 1, 2005. Total operating expenses were $42.1 million or 24.1% of net revenues for the nine month period ended September 30, 2006. This compared to $44.8 million or 27.4% of net revenues for the nine month period ended October 1, 2005. Information that helps explain our operating expense trend is detailed below:

	Three Months Ended September 30, 2006 versus October 1, 2005	Nine Months Ended September 30, 2006 versus October 1, 2005
Operating expenses increases (decreases) are as follows (in millions):

Selling, general and administrative expenses (1)	$(0.6)	$(1.2)
Gain on sale of pharmacy assets (2)	(0.8)	(0.8)
Depreciation and amortization (3)	(0.2)	(0.7)
Net decrease	$(1.6)	$(2.7)

(1)
The decrease in selling, general and administrative expenses during the three month period ended September 30, 2006 over the period ended October 1, 2005 is primarily due to decreases in stock compensation expense of $1.0 million and marketing expenses of $0.2 million offset by increases in expenses related to Valley Medical Supply of $0.3 million and payroll and benefits of $0.3 million,. The decrease in selling, general and administrative expenses during the nine month period ended September 30, 2006 over the period ended October 1, 2005 is primarily due to decreases in stock compensation expense of $4.6 million offset by increases in expenses related to Valley Medical Supply of $0.9 million, payroll and benefits of $1.5 million, temporary labor of $0.5 million, recruiting costs of $0.3 million and insurance costs of $0.2 million. In October 2006, these operations were moved to Farmington, Connecticut and are now doing business as Familymeds Medical Supply.

(2)	The gain on the sale of pharmacy assets represents the sale of certain prescription assets from the closed pharmacy locations.

(3)	The decrease in depreciation and amortization is primarily due to fully amortized prescription files.

Other Income (Expense), Net

Other income (expense), net for the three and nine month periods ended September 30, 2006 included a gain on the extinguishment of the debt of $13.1 million. We extinguished this debt on June 23, 2006. There was no amounts related to the gain on extinguishment of this debt for the three and nine month periods ended October 1, 2005.

Interest Expense

Interest expense was $1.4 million for the three month period ended September 30, 2006 versus $1.8 million for the three month period ended October 1, 2005. The decrease was due to a lower outstanding debt balance after the debt restructuring that took place at the end of the second quarter of 2006 partially offset by a $0.2 million of additional interest representing financing costs incurred for due diligence for potential investors that ultimately did not result in a financing transaction. Interest expense was $4.2 million for the nine month period ended September 30, 2006 versus $3.9 million for the nine month period ended October 1, 2005, respectively. The increase is mainly due to the financing costs referred to above. Higher interest paid in the first half of 2006 due to higher interest rates on outstanding indebtedness with variable rates was largely offset by lower interest rates and debt balances in the third quarter due to the debt restructuring.

Income Taxes

No income taxes have been recorded in any period presented due to the uncertainty of realization of any related deferred tax assets.

Net Income (Loss)

Net loss for the three month period ended September 30, 2006 was $3.1 million versus a net loss of $14.5 million for the three month period ended October 1, 2005.  Net income for the nine month period ended September 30, 2006 was $0.7 million versus a net loss of $26.7 million for the nine month period ended October 1, 2005.  Factors impacting these results are discussed above.

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for the three and nine month periods ended September 30, 2006 and October 1, 2005. Historically, our third quarter business has been affected by seasonality and has been lower than our other three fiscal quarters’ business due to the effect of reduced patient visits and doctor referrals during typical summer vacation months.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and have met our capital requirements primarily through private issuances of equity securities, convertible notes, bank borrowings, trade creditors and cash generated from operations.  Our principal sources of liquidity as of September 30, 2006, consisted of cash and cash equivalents of approximately $0.9 million along with approximately $2.0 million in availability under our $65.0 million revolving credit facility.

Provided that we can continue to successfully execute our growth strategies and reduce overhead expenses, we believe that our existing cash and cash equivalents and revolving credit facility will be sufficient to fund operating losses, capital expenditures, and debt service and to provide adequate working capital for the next twelve months based on our current terms with our suppliers. However, there can be no assurance that events in the future, including without limitation any changed terms imposed upon us by our suppliers or any increase in our reserves imposed under our credit facility will not require us to seek additional capital and, if so required, that capital will be available on terms favorable or acceptable to us, if at all.

Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65.0 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the prime index rate plus an applicable prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of September 30, 2006 was 8.25%. As of September 30, 2006, the interest rate, including applicable margin, used to calculate accrued interest was 8.50%. Interest is payable monthly.

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

The New Credit Facility includes an early termination fee of $0.7 million if paid in full before October 12, 2008. The New Credit Facility is secured by substantially all assets of the Company. As of September 30, 2006, $36.2 million was outstanding on the revolving line of credit and $2.0 million was available for additional borrowings, based on eligible receivables, inventory and prescription files.

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

Note and Warrant Purchase Agreement

On June 29, 2006, we entered into a Note and Warrant Purchase Agreement and certain other agreements, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. (“Deerfield L.P.”) and Deerfield Special Situations Fund International, Limited (“Deerfield International”), pursuant to which Deerfield L.P. and Deerfield International (collectively, “Deerfield”) purchased two secured promissory notes in the aggregate principal amount of $10 million (one note in the principal amount of $3.32 million and the second note in the amount of $6.68 million collectively the “Notes”) and eight warrants to purchase an aggregate of 1.65 million shares of Familymeds Group, Inc. common stock (the “Warrants”), for an aggregate purchase price of $10 million.

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

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.166 million and $0.334 million, respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid by the Company at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate on this debt, the Company records the average quarterly interest expense and record a corresponding asset or liability for the difference not currently payable each quarter.

    In lieu of making any interest payments in cash during the first and second year of the Notes, the Company may issue and deliver to Deerfield shares of common stock.  Pursuant to an amendment in October 2006, such shares shall be issued annually and Deerfield shall not be able to transfer or sell such shares until such time as the interest payment represented by those shares shall become due.  During the fourth quarter of 2006, 58,878 shares of common stock were issued to Deerfield representing the first year’s interest.

The Notes contain usual and customary events of default for notes of these dollar amounts and provide that, upon the occurrence of an event default, the entire outstanding principal balance and all interest accrued under each note shall immediately become due and payable without demand or notice to the Company.

The Notes are secured by subordinated security interests in substantially all of the assets of the Company and its subsidiaries, Familymeds, Inc. (“Familymeds”) and Valley Drug Company South (“Valley South”). These subordinated security interests are evidenced by three security agreements: (i) a Security Agreement between the Company and Deerfield L.P., as agent for Deerfield (the “Agent”), (ii) a Security Agreement between Familymeds and the Agent, and (iii) a Security Agreement between Valley South and the Agent (collectively, the “Security Agreements”). The Security Agreements are expressly subordinated to the prior lien rights of WFRF pursuant to the Company’s existing credit facility with WFRF. Both Familymeds and Valley South have entered into guaranty agreements pursuant to which they have guaranteed all of the obligations of the Company under the Notes.

In connection with the issuance of these Notes, 1.65 million of stock warrants were issued as follows: warrants for 0.30 million common shares were issued at an exercise price of $6.10 per share; warrants for 0.55 million common shares were issued at an exercise price of $7.50 per share; warrants for 0.55 million common shares were issued at an exercise price of $7.80 per share; and warrants for 0.25 million common shares were issued at an exercise price of $9.20 per share. Proceeds from each warrant exercised by Deerfield will be used to equally repay the Notes and for the working capital needs of the Company. All of the Warrants are exercisable for a period of five years from the closing date.

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

New Accounting Standards

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We do not believe it will have a material impact on its financial position or results of operations as a full valuation allowance has been established.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We are currently in the process of evaluating the impact of SAB No. 108 on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our financial position and results of operations.

Operating, Investing and Financing Activities

 Cash Inflows and Outflows

During the nine month period ended September 30, 2006, the net decrease in cash and cash equivalents was $5.8 million compared to a net decrease of $1.0 million during the nine month period ended October 1, 2005. As reported on our condensed consolidated statements of cash flows, our change in cash and cash equivalents during the nine month period ended September 30, 2006 and October 1, 2005 is summarized as follows:

	Nine month period ended
Dollars in millions	September 30, 2006	October 1, 2005
Net cash used by operating activities	$(2.4)	$(4.1)
Net cash used by investing activities	(1.4)	(1.5)
Net cash (used in) provided by financing activities	(2.0)	4.6

Change in cash and cash equivalents	$(5.8)	$(1.0)

Details of our cash inflows and outflows are as follows during the nine month period ended September 30, 2006:

Operating Activities: During the nine month period ended September 30, 2006, we used $2.4 million in cash and cash equivalents in operating activities as compared with $4.1 million used during the same prior year period. For the nine month period ended September 30, 2006, this was comprised primarily of net income of $0.7 million and an increase in working capital of $6.5 million, the net change in operating assets and liabilities reflected on our condensed consolidated statements of cash flows, partially offset by non-cash charges totaling $9.6 million. For the nine month period ended October 1, 2005, the use of cash consisted primarily of a net loss of $26.7 million offset by an increase in working capital of $13.1 million, the net change in operating assets and liabilities reflected on our condensed consolidated statements of cash flows, and by non-cash items of $9.5 million. Components of our significant non-cash adjustments for the nine month period ended September 30, 2006 are as follows:

Non-cash Adjustments	Nine month period ended September 30 , 2006 (amounts in thousands)	Explanation of Non-cash Activity

Depreciation and amortization	$2,678	Consists of depreciation of property and equipment as well as amortization of intangibles.

Non cash interest expense	989	Interest expense related to ABDC notes payable in common stock along with deemed shortfall payments

Gain on extinguishment of debt	(13,086)	We retired the outstanding ABDC notes amounting to $23 million and issued a $10 million Note due to Deerfield that was used to retire the ABDC notes.

Other non-cash items, net	(166)	Other non-cash items include items such as adjustments to deferred financing fees, adjustments to our allowance for doubtful accounts and non-cash stock-based compensation.

Total non-cash adjustments to net income	$(9,585)

Investing Activities: Cash used by investing activities was $1.4 million for the nine month period ended September 30, 2006, as compared with $1.5 million used in investing activities in the nine month period ended October 1, 2005. Specific investing activity during the nine month periods ended September 30, 2006 and October 1, 2005 was as follows:

•
During the nine month period ended September 30, 2006, we invested approximately $2.0 million in pharmacy software, leasehold improvements, land and computer hardware. We incurred capital expenditures of $0.9 million which we have not paid for as of September 30, 2006.

•	During the first nine months of 2006, we used cash of approximately $0.2 million to acquire the assets of an oncology based pharmacy located in central Florida.

•	During the first nine months of 2006, we received cash of approximately $0.9 million from the sale of certain prescription assets from closed pharmacy locations.

Financing Activities: Net cash provided by (used in) financing activities was $(2.0) million during the nine month period ended September 30, 2006, as compared with $4.6 million used in financing activities in the nine month period ended October 1, 2005. Specific financing activity during the nine month periods ended September 30, 2006 and October 1, 2005 was as follows:

•
During the nine month period ended September 30, 2006, our revolving credit facility to fund our operations, acquire pharmacy assets and to purchase capital expenditures remained flat. This compares to $5.7 million in net proceeds in the same period of 2005.

•
During the nine month period ended September 30, 2006, we made scheduled debt repayments of $1.9 million under our outstanding subordinated notes. This compares to $1.2 million for scheduled debt repayments in the same period of 2005.

•
During the first nine months of 2006, we also received proceeds of approximately $0.009 million from the issuance of common stock under our employee stock plans. This compares to $0.5 million for proceeds related to employee stock option exercises in the same period of 2005.

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

Goodwill and Identifiable Intangible Assets

Useful lives for identifiable intangibles are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. After goodwill is initially recorded, annual impairment tests are required, or more frequently if impairment indicators are present. The amount of goodwill cannot exceed the excess of the fair value of the related reportable unit (which is based, in part, on the Company’s stock price) over the fair value of reporting unit’s identifiable assets and liabilities. Continued downward movement in the Company’s common stock price could have a material effect on the fair value of goodwill in future measurement periods. As of September 30, 2006, goodwill was $1.4 million.

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

Our impairment loss calculations contain uncertainty since we must use judgment to estimate future revenues, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated revenues, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party customers to reduce their prescription drug costs, regulatory changes the continued efforts of competitors to gain market share and consumer spending patterns. If these projections change in the future, we may be required to write-down our long-lived assets. Long-lived assets evaluated for impairment include property and equipment as well as intangible assets, which as of September 30, 2006 and December 31, 2005 were approximately $9.8 million.

Trade Receivables

At September 30, 2006 and December 31, 2005, trade receivables reflected approximately $17.4 million and $15.7 million, respectively, of amounts due from various insurance companies, governmental agencies and individual customers. Of these amounts, there was approximately $2.8 million and $2.8 million reserved as of September 30, 2006 and December 31, 2005, respectively, for a balance of net trade receivables of $14.6 million and $12.9 million, respectively. We use historical experience, market trends and other analytical data to estimate our allowance for doubtful accounts. Based upon these factors, the reserve at September 30, 2006 is considered adequate. Although we believe that the reserve estimate is reasonable, actual results could differ from our estimate, and such differences could be material. If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income or higher net losses. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income or lower net losses.

Inventories

Inventories consist of pharmaceuticals and other retail merchandise owned by us. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the unaudited condensed consolidated financial statements are properly stated. We use historical data to estimate our inventory loss reserves and we have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. If the estimate of inventory losses is too low we may incur higher cost of sales in the future resulting in lower net income or higher net losses. If the estimate of inventory losses incurred is too high, we may experience lower cost of sales in the future resulting in higher net income or lower net losses. Inventories as of September 30, 2006 and December 31, 2005 were approximately $23.6 million and $30.6 million, respectively, net of approximately $2.0 million and $2.1 million of inventory loss reserves, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2006, $36.2 million and $9.5 million were outstanding on our revolving credit facility and Deerfield Notes, respectively. These borrowings are at a variable rate of interest. Assuming $45.7 million was outstanding for a full year, a 1% change in interest rates would change our interest expense by $0.5 million annually.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There has been no significant change in the status of the legal matters described in the Company’s fiscal 2005 Form 10-K, as amended.

Item 1A. RISK FACTORS.

There following risk factors should be considered in addition to the Risk Factors described in the Company’s fiscal 2005 Form 10-K, as amended.

We have received a non-compliance letter from Nasdaq.

On October 6, 2006, the Company received a Nasdaq Staff Determination Letter, indicating that the Company has failed to comply with the minimum $35,000,000 market value of publicly held shares requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B)(ii) and that its securities are, therefore, subject to delisting from The Nasdaq Capital Market unless the Company requests a hearing and appeals the determination. The Company has requested a hearing before a NASDAQ Listing Qualifications Panel to review the above Nasdaq staff determination. The hearing request will stay the suspension of the Company's securities on The Nasdaq Capital Market until the Panel issues its decision following the hearing. There can be no assurance the Panel will grant the Company’s request for continued listing.

Our business could be adversely affected if relations with our primary supplier are terminated; substantially all of our supplier agreements are terminable at will.

Beginning in the second quarter of 2005, the Company began purchasing its products from D&K Healthcare Resources. In December 2005, the Company amended its agreement with D&K (which was assumed by McKesson Corporation in August of 2005). The amended agreement requires us to purchase primarily all of our products for sale in our pharmacies from McKesson. It contains certain volume requirements and has an initial term of two years, through December 2006, and renews automatically for successive one-year periods unless either party provides the other party a written non-renewal notice. On October 16, 2006, McKesson provided notice that they wished to negotiate a new agreement to begin December 27, 2006 upon expiration of the existing agreement. The terms of the new agreement, including payment terms and pricing, are expected to be similar to the existing terms but the contract will be more in line with a standard McKesson contract rather than the current D&K contract. While, we believe that if we were unable to purchase products directly from McKesson we could secure the same products through other sources, including other distributors or directly from the manufacturers, there is a risk that our costs would increase and our supply could be interrupted affecting our net revenues if our primary supplier agreement were to be terminated.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 None.

Item 3. DEFAULT UPON SENIOR SECURITIES.

 None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

10.1	First Amendment to Deerfield Promissory Note and Investor Rights Agreement dated as of October 11, 2006.*

*	Filed herewith.

1	Incorporated by reference to Amendment No. 1 to Form S-3 filed on October 18, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Familymeds Group, Inc.

Date: November 14, 2006	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ James A. Bologa
James A. Bologa Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)