Form 10-K
period 2006-12-31
FAMILYMEDS GROUP, INC.
filed 2007-04-16
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-15445

FAMILYMEDS GROUP, INC.
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

The aggregate market value of the Common Stock, $.001 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 1, 2006, as reported on the NASDAQ Capital Market was approximately $15,777,486. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of common stock as of April 10, 2007 was 6,962,821.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Form 10-K/A, which Familymeds Group, Inc. expects to file on or before April 30, 2006, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Form 10-K/A is not deemed to be filed as a part hereof.

CAUTIONARY STATEMENTS

 This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Familymeds bases these forward-looking statements on its expectations and projections about future events, which Familymeds has derived from the information currently available to it. In addition, from time to time, Familymeds or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Familymeds’ filings with the United States Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of Familymeds’ executive officers. For each of these forward-looking statements, Familymeds claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Familymeds’ future performance, including but not limited to:

•	expected closing and timing of the closing of Familymeds’ anticipated asset sales and liquidation;

•	expected cash to be received from the asset sales and cash to be disbursed to settle our obligations and liabilities, both known and unknown;

•	expected cash distributions to shareholders amounts and the timing of these distributions;

•	expected expenses in connection with the asset sales and the liquidation;

•	possible or assumed future results of operations; and

•	future revenue and earnings.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Familymeds’ expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to Familymeds:

•	the satisfaction of conditions to complete the asset sales, regulatory approvals and third party consents;

•	the amount of costs, fees and expenses related to the asset sales, interim operations, sales of the other remaining assets, and subsequent liquidation and dissolution of Familymeds;

•	the uncertainty of general business and economic conditions;

•	the amount to be recovered for inventories and other assets and the amount collected from accounts receivable and the amount paid to settle our obligations and liabilities;

•	the loss of key personnel including pharmacists;

•	the impact of competition, both expected and unexpected;

•	adverse developments, outcomes and expenses in legal proceedings; and

•	other risk factors as further described in this Form 10-K.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to Familymeds on the date of this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this Form 10-K and other statements made from time to time by Familymeds or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Familymeds including without limitation those discussed elsewhere in this Form 10-K and the risks discussed in our United States Securities and Exchange Commission filings. Except for its ongoing obligations to disclose material information as required by the federal securities laws, Familymeds is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1. BUSINESS.

Recent Developments - Plan of Liquidation

On February 7, 2007, our Board of Directors approved the sale of a majority of our pharmacy assets (the “Asset Sale”) to Walgreen Co., an Illinois corporation, and Walgreen Eastern Co., Inc., a New York corporation (collectively, “Walgreens”) and a related plan of complete liquidation and dissolution of the Company (the “Plan of Complete Liquidation and Dissolution”) based upon a review of our past performance, projected future growth, ongoing liquidity constraints, vendor relations, industry outlook, and strategic alternatives. At a special meeting of shareholders held on March 30, 2007, our shareholders ratified the sale of a majority of our pharmacy assets and the Plan of Complete Liquidation and Dissolution.

Pursuant to the Plan of Complete Liquidation and Dissolution, as approved by our shareholders, our Board of Directors, without further action by our shareholders, may:

•	dissolve the Company;

•	liquidate our assets;

•	pay, or provide for the payment of, any remaining, legally enforceable obligations of the Company; and

•	distribute any remaining assets to our shareholders.

Since the approval of the Plan of Complete Liquidation and Dissolution by our shareholders on March 30, 2007, we have begun implementing the plan by attempting to sell our assets and satisfy our obligations. Among other things, on April 4, 2007, we began to the process of closing the Asset Sale to Walgreens. The Asset Sale to Walgreens will be completed on a staggered basis. The closing of the sale of all of the assets to Walgreens is expected to be completed by the end the second quarter of 2007.

Pursuant to our Asset Purchase Agreement with Walgreens, dated February 14, 2007, we will, subject to certain terms and conditions, sell up to 53 of our locations and related assets to Walgreens. Of the 53 locations, 33 of the clinic and Worksite locations will remain open and continue to operate in place. As consideration for this sale, Walgreens will assume only certain of our liabilities, including certain automobile and real estate leases, and will pay us approximately $43.0 million for pharmacy assets, in addition to amounts for customer accounts receivable and inventories related to those locations, subject to certain adjustments.. Up to $3.0 million of the cash proceeds will be placed in escrow for up to one year to satisfy our post-closing indemnification obligations, if any.

In connection with the Asset Sale, Wells Fargo Retail Finance, LLC, as agent for the revolving credit lenders pursuant to the Loan and Security Agreement dated as of October 12, 2005 (as amended, modified, supplemented or restated and in effect from time to time, the “Loan Agreement”) among (i) Familymeds Group, Inc. (f/k/a Drugmax, Inc.), as Lead Borrower, (ii) the other Borrowers party thereto from time to time, (iii) the Revolving Credit Lenders party thereto from time to time, (iv) and Wells Fargo, has consented to the Asset Sale and the consummation of the sale, subject to various terms and conditions. Among those conditions, we agreed that all proceeds received by us from the sale shall be paid to Wells Fargo for application to the credit facility until all amounts due under the facility are paid in full and the Loan Agreement is terminated. Each such payment of proceeds applied to the credit facility shall permanently reduce the commitments in the amount of such payment.

We intend to sell our remaining assets to several other national and regional pharmacy operators. We also have begun this process. During the first quarter of 2007, we sold 10 underperforming pharmacy locations.  In addition, we have a signed letter of intent to sell or assign 6-8 additional locations which we expect will also close during the second quarter of 2007.

Additionally, we have begun to satisfy certain of our obligations and we have begun to reduce our credit facility with Wells Fargo from the proceeds received from the Asset Sale.

Once the liquidation process is completed, we estimate that the aggregate amount of cash distributions to our shareholders may be in the range of $2.35 to $2.55 per share of Familymeds common stock. However, uncertainties as to the precise net value of our assets, the ultimate amount of our liabilities, the amount of operating costs during this process and the related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to our shareholders or the timing of any such distribution. See “Risk Factors.”

In connection with the Plan of Liquidation and Dissolution, once the Asset Sale is completed, we intend to file a certificate of dissolution with the State of Nevada, dissolving the Company. Pursuant to Nevada law, we will continue to exist for two years after the dissolution becomes effective or for such longer period as the Nevada courts shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our shareholders any remaining assets. See “Risk Factors.”

Additionally, we intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Nevada Secretary of State, which we refer to as the “final record date.” Thereafter, certificates representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our shareholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us will be made solely to the shareholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. See “Risk Factors.”

General Description of the Business

Familymeds Group, Inc. (“Familymeds,” the “Company,” or “we” and other similar pronouns) is a pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc.  Familymeds Group, Inc. was formerly known as DrugMax, Inc. and on July 10, 2006, the Company amended its Articles of Incorporation to change its name from DrugMax, Inc. to Familymeds Group, Inc. As of December 30, 2006, we operated 77 Company-owned locations including 74 pharmacies, one health and beauty location, one non-pharmacy mail order center, and a drug distribution business primarily focused on the direct distribution of specialty pharmaceuticals to physicians, medical clinics and other health care providers known as Familymeds Medical Supply.  The Company also franchises 7 pharmacies.  During the first quarter of 2007, we have sold 10 underperforming pharmacy locations and we expect to sell 53 additional locations by the end of the second quarter of 2007 pursuant to a signed asset purchase agreement.  In addition, we have a signed letter of intent to sell or assign 6-8 additional locations which we expect will also close during the second quarter of 2007.  Our pharmacies are located in 13 states and operate under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite Pharmacy SM brand names.

As of December 30, 2006, the Company had a net shareholders’ deficit of $14.3 million and had incurred net losses of $7.2 million, $54.9 million and $39.8 million for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

We are incorporated in the state of Nevada and our corporate offices are located at 312 Farmington Avenue, Farmington, CT 06032, telephone (860) 676-1222.

On January 17, 2007, Familymeds received a letter from The NASDAQ Stock Market notifying Familymeds that NASDAQ had determined to delist Familymeds’ shares of common stock from the NASDAQ Capital Market effective as of the open of business on January 18, 2007 as a result of Familymeds failure to maintain compliance with 4310(c)(2)(B) (the requirement to maintain a minimum shareholders equity, market value of listed securities, or net income from continuing operations).

On January 18, 2007, Familymeds’ common stock began being quoted on the Over-the-Counter Bulletin Board, which we refer to as the “OTC Bulletin Board,” under the symbol “FMRX.OB.” The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. As a result of our common stock being delisted from the Nasdaq Capital Market, your ability to resell your shares of our common stock could be adversely affected.

General information, financial news releases and filings with the United States Securities and Exchange Commission, including annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website at www.Familymedsgroup.com or www.sec.gov.

Background and Reason for the Asset Sale

During the past two years, we have taken significant steps to improve our operating results, reduce costs and improve our financial performance. These include the sale of common stock for net proceeds of $47.4 million, the redemption of all of its outstanding Series A Preferred Stock, the refinancing of the senior credit facility with a new $65.0 million facility, which allowed for additional borrowing availability, and the sale and discontinuation of a majority of our full-line wholesale drug distribution operations, which had incurred significant losses.

Further, during the second quarter of 2006, we entered into a Note and Warrant Purchase Agreement and certain other agreements described below, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International, Limited (collectively, “Deerfield”), pursuant to which Deerfield purchased two secured promissory notes in the aggregate principal amount of $10.0 million (one note in the principal amount of $3.3 million and the second note in the amount of $6.7 million, collectively the “Notes”) and eight warrants to purchase an aggregate of 1.65 million shares of our common stock (the “Warrants”), for an aggregate purchase price of $10.0 million.  The $10.0 million purchase price for the Notes and Warrants was used entirely for an early repayment, settlement and termination of approximately $23.0 million in outstanding subordinated debt and accrued unpaid interest with our former supplier AmerisourceBergen Drug Corporation.

Also during the third and fourth quarters of 2006, we closed or sold underperforming stores and continued to evaluate our ongoing operations to improve results.  Despite these efforts, we continued to experience a reduction in gross margins due to the increased number of participants enrolled in Medicare Part D plans and the increased pressure by other third parties to reduce prescription reimbursement rates.   We anticipate that this trend coupled with the announcement that reimbursement for generic prescriptions paid for by state Medicaid agencies would soon be determined as a percentage of Average Manufacturer’s Price or “AMP” will result in further decreases in gross margin.

Further, the introduction of Medicare Part D in 2006 and the resulting decrease in cash paying customers has negatively impacted our cash flow.  Our largest suppliers typically require payment 7 days from the date of purchase; however, payment from Medicare Part D providers and other third party payors is typically received on a 14 to 30 day basis.  As more of our customers continue to enroll in managed care plans such as Medicare Part D, we will continue to experience a decline in our liquidity.

These negative pressures on gross margin coupled with the increasing demand for pharmacists, rising salary requirements, increasing health care costs and professional liability insurance costs, will continue to negatively impact our ability to become profitable.

During the 2nd half of 2006, we implemented selling and general administrative expense reduction measures, including a workforce reduction of 33 employees at our headquarters in Farmington, Connecticut in July 2006, directed at reducing costs and improving overall liquidity.

In addition, during the second, third and fourth quarters of 2006, we also contacted various banking and investment firms in an effort to improve liquidity, provide capital for growth and improve financial results either through a private investment in a public equity (“PIPE”), the refinancing of the current credit facility or through a subordinated tranche B type loan.  These financing alternatives were determined to be very expensive and highly dilutive to our current shareholders.

Further, the continued gross margin pressure on prescription drug sales, among other factors, has created a more urgent need for a larger scaled enterprise for our clinic and Worksite Pharmacy business model. We exhaustively sought new capital; however, such financing opportunities were highly dilutive.

Familymeds strategic plan has been to seek long term sustainable profits by increasing sales through organic growth, continued focus on same store sales growth and expansion of new pharmacies in clinic and Worksite settings. However, in light of the factors noted above, the current competitive environment and our highly leveraged capital structure, the Board of Directors believed that we lacked the capital resources necessary in the long-term to compete effectively in our industry.  In an effort to maximize the value of the shareholders’ investment in the Company, the Board of Directors decided to examine certain financial and strategic alternatives to the Company remaining independent.

In October 2006, the Board of Directors retained JMP Securities LLC (“JMP Securities”) as its financial advisor to examine these alternatives and to contact certain potential strategic and financial partners with respect to a transaction with us.  With the Board of Directors frequent consultation and guidance throughout a process extending many months, management and JMP Securities considered a number of strategic alternatives for us and our business.  This included an analysis of the operating history and prospects for growth of the Company as a whole.

By December 2006, we received several written indications of interest and verbal expressions of continued interest.  The proposals were in the form of financing commitments, stock exchanges, and others in the form of asset purchases, including the proposal submitted by Walgreens.

The Board of Directors carefully considered each of the offers in light of the current industry issues, the ongoing liquidity issues and the strategic alternatives available to the Company.  The Board of Directors considered the value of each offer, the certainty of closure, the availability of financing to consummate the transaction, the currency offered and the value to shareholders.  After thorough discussions and extensive debate, the Board of Directors agreed to pursue the Walgreens offer.

On February 7, 2007, our Board of Directors approved the Asset Purchase Agreement and the Plan of Complete Liquidation and Dissolution of the Company.  Its decision was based on a review of our past performance, projected future growth, ongoing liquidity constraints, vendor relations, industry outlook, and strategic alternatives.

Overview of the Asset Sale

 On February 14, 2007, Familymeds Group, Inc. together with its wholly owned subsidiaries Familymeds, Inc. and Arrow Prescription Corp., entered into an Asset Purchase Agreement with Walgreen Co., an Illinois corporation, Walgreen Eastern Co., Inc., a New York corporation (together with Walgreen Co., “Walgreens”), pursuant to which we will, subject to certain terms and conditions, sell up to 53 of our locations and related assets to Walgreens (the “Asset Sale”). Of the 53 locations, 33 of the clinic and Worksite locations will remain open and continue to operate in place. As consideration for this sale, Walgreens will assume only certain of our liabilities, including certain automobile and certain real estate leases, and will pay us approximately $43.0 million for pharmacy assets, in addition to amounts for customer accounts receivable and inventories related to those locations, subject to certain adjustments.

We intend to sell our remaining assets to several other national and regional pharmacy operators for cash and assumption of certain real estate leases, subject to closing physical inventory counts.

Assets to be Sold

The assets to be sold include all of Familymeds’ right, title and interest in, to and under the assets used to operate its pharmacy business (other than certain excluded assets described below), including:

•	prescriptions, prescription files and records, customer lists and patient profiles, including refill status reports and insurance coverages;

•	inventory;

•	personal property, including furniture, fixtures, equipment, vehicles, leasehold improvements and signage;

•	improvements, fixtures and other appurtenants located at any of the leased pharmacy locations, including any security deposits, rent credits and allowances paid;

•	rights and interests in all other Familymeds’ pharmacy assets;

•	permits and other similar governmental rights;

•	copies of all books and records;

•	intellectual property, including copyrights, patent rights, trademarks and trade secrets;

•	certain assumed contracts;

•	outstanding customer accounts receivable; and

•	real property located in Tupelo, Mississippi.

The assets excluded from the Asset Sale are all cash, accounts receivable (other than with respect to customers), certain excluded contracts, employee benefit plans and programs, software and websites, corporate minute books, certain excluded inventory, and all tax refunds and credits. Additionally, if the Company fails to receive certain landlord or client consents, Walgreens may choose not to purchase the corresponding locations and the purchase price will be reduced accordingly.

Liabilities to be Assumed

As additional consideration for the assets to be sold, Walgreens has agreed to assume the obligations of Familymeds under certain assumed contracts, including certain automobile and certain real estate leases. However, Walgreens will not assume, nor be obligated to pay, perform or otherwise discharge any other liability or obligation of Familymeds.

Purchase Price

Pursuant to the Asset Purchase Agreement, Walgreens has agreed to pay us an aggregate estimated purchase price of $43.0 million plus the cost of inventory and customer accounts receivable which we estimate at approximately $17.0 million, for a total estimated purchase price of approximately $60.0 million. However, if the Company fails to receive certain landlord or client consents, Walgreens may choose not to purchase the corresponding locations and the purchase price will be reduced accordingly.

Indemnification

The Asset Purchase Agreement provides that the parties will indemnify each other for any losses and expenses incurred by, among other things, breaches of representations, warranties and covenants, subject to specified dollar and time limitations. To secure the Company’s indemnity obligations, the Asset Purchase Agreement provides that $3.0 million of the purchase price shall be placed into escrow until the earlier of one year from the closing date or the final distribution of assets to the Company’s shareholders or dissolution of Familymeds.

Plan of Complete Liquidation and Dissolution

The Board of Directors approved the proposed Plan of Complete Liquidation and Dissolution of the Company (referred to herein as the “Plan of Complete Liquidation and Dissolution”) on February 7, 2007, and our shareholders ratified the plan on March 30, 2007.

The Plan of Complete Liquidation and Dissolution provides that upon its approval by our shareholders, the Board of Directors, without further action by our shareholders, may:

•	dissolve the Company;

•	liquidate our assets;

•	pay, or provide for the payment of, any remaining, legally enforceable obligations of the Company; and

•	distribute any remaining assets to our shareholders.

We estimate that the aggregate amount of cash distributions to our shareholders upon the liquidation of the Company may be in the range of $2.35 to $2.55 per share of Familymeds common stock. However, uncertainties as to the precise net value of our assets, the ultimate amount of our liabilities, the amount of operating costs during this process and the related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to our shareholders or the timing of any such distribution. See “Risk Factors.”

Prior Strategy

Prior to the adoption of the Plan of Complete Liquidation and Dissolution, our strategy since the sale of substantially all of our full-line wholesale drug distribution business in December of 2005 has been to focus on our core business, which includes pharmacy operations, specialty sales, institutional sales, and direct distribution to physicians, medical clinics and other health care providers. Our primary strategy was to build an integrated specialty drug pharmacy platform with multiple sales channels including: clinic and apothecary pharmacies, Worksite PharmaciesSM, institutional “closed door” type pharmacies, a central fill mail order based pharmacy and a pharmaceutical distribution center focused on medical specialty sales.

Our strategy was to locate specialty clinic and apothecary pharmacy operations near or in medical facilities. The strategy was driven by the location concept whereby situating a clinical or specialty type pharmacy near the point of acute or chronic care provided us with a “first capture” opportunity to service patients when they visit their physicians. This enabled us to collaborate with the physician in the therapeutic regimen and provide opportunities for generic drug sales or alternative pharmaceutical therapy, which generally provide us with higher profit margins. Many of these patients or special patient groups require central fill and or mail order follow-up care that can be provided through our “closed door” pharmacy or mail order center located in Connecticut. We also supply online web based access to all or most of our services and products through our nationally known website, www.familymeds.com.

We offer a comprehensive selection of branded and generic prescription and non-prescription pharmaceuticals, specialty injectables, generic biologics, compounded medicines, healthcare-related products and diagnostic products. These products are used for the treatment of acute or chronic medical conditions and may be purchased through our platforms. Also, during 2006, we had placed significant emphasis on the injectable and orally administered specialty pharmaceuticals.

Pharmacy Operations

As of December 30, 2006, we operated 77 Company owned locations including 74 pharmacies, one home health center, one health and beauty location and one non-pharmacy mail order center, in 13 states under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names. We had 43 pharmacies which were located at the point of care between physicians and patients, oftentimes inside medical office buildings or on a medical campus. The balance of our locations are usually nearby medical facilities though more retail accessible. The majority of our revenues from pharmacy operations come from the sale of prescription pharmaceuticals, which represented approximately 94% of our net revenues for the fiscal years ended December 30, 2006 and December 31, 2005, respectively. Our corporate pharmacies provide services to approximately 400,000 acute or chronically ill patients, many with complex specialty and medical product needs.

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

Our prior strategy also included offering our customers or patients multiple sales channels by which they can purchase our products. We offer them the opportunity to purchase a broad array of health-related products including a comprehensive selection of prescription medications, vitamins and nutritional supplements, home medical equipment, and health and beauty aids directly from our pharmacies, by mail order and via the Internet. Familymeds.com is the foundation of our Internet offering. This website is one of the few sites certified as a Verified Internet Pharmacy Provider Site (VIPPS) by the National Association of Boards of Pharmacy (NABP). The VIPPS program is a voluntary certification program designed to approve and identify online pharmacies that are appropriately licensed and prepared to practice Internet pharmacy. Familymeds.com is the non-prescription Internet commerce partner for select prescription benefit managers (PBMs) including Medco Health.

Worksite PharmacySM

We operate Worksite Pharmacies SM (pharmacies that service a single, defined population) for large employers who are seeking to control overall employee prescription drug benefit expenditures while maintaining high employee satisfaction through improved accessibility. Our Worksite Pharmacies SM offer prescription services exclusively to the employer’s covered population. We can deliver these services at or near the employer’s work site by opening, staffing and managing a pharmacy. Our initial results have proven that this strategy reduces healthcare costs for the employer. Our research has shown that many employers, especially large Fortune 500 companies are seeking more aggressive methods to control healthcare expenditures, especially the pharmacy component of benefits. We have identified key large employers, those with over 2,000 employees in a single location, to be target opportunities for this type of employer sponsored Worksite PharmacySM. Currently, we have a Worksite Pharmacy SM in the employee center of the Mohegan Sun Casino in Connecticut and Scotts Company LLC headquarters in Marysville, Ohio. Combined, these employers have more than 14,000 employees and dependents as potential patients.

On January 2, 2007, our third Worksite Pharmacy opened to provide exclusive service to Toyota team members, participating on-site suppliers and their dependants. Under the contract with Toyota, Familymeds operates a full service pharmacy at the site of Toyota's newly constructed plant in San Antonio. The plant employs approximately 2,000 Toyota personnel.

Medical Supply

In February 2006, we reopened and began providing distribution services from our St. Rose, Louisiana facility which had previously been closed due to Hurricane Katrina. We reconfigured and replenished the warehouse to facilitate the direct distribution of pharmaceuticals to physicians, medical clinics and other health care providers. In October 2006, the operations known as Valley Medical Supply were relocated to the Company’s corporate location in Farmington, Connecticut and it is now doing business as Familymeds Medical Supply.  This move reduced operating expenses.

Revenues from this operation for the fiscal years ended December 30, 2006 and December 31, 2005 were $11.9 million and $2.3 million, respectively.

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

Medicare Part D

As of January 1, 2006, Medicare beneficiaries had the opportunity to receive subsidized prescription drug coverage through the Medicare Part D program. The new drug benefit is delivered by competing plans, and our pharmacies have contracted with each of the major providers to ensure our customers can continue purchasing their prescriptions from our pharmacies. While the new Medicare drug benefit is entirely voluntary, we believe a significant portion of the Medicare population will enjoy this new benefit. During the fiscal year ended December 30, 2006, net revenues from Medicare Part D prescriptions represented 19% of total prescription sales, respectively. The gross margin from this business is less than what the traditional prescription drug plans provide and the accounts receivable days outstanding is more than what the traditional prescription drug plans.

Supply Chain Management

Because of higher purchasing costs due to our inability to buy on a more credit worthy basis during fiscal year ended December 31, 2005, we began to experience a decrease in our ability to supply products to our customers and a decline in our gross margin.

McKesson Corporation and Familymeds Group, Inc. entered into a Supply Agreement effective as of December 28, 2006 and continuing for a term of 3 years. The Supply Agreement may be terminated prior to the 3 year term upon certain conditions including ninety (90) days written notice to the other party. Under the terms of the Supply Agreement, McKesson has agreed to continue as our primary supplier for prescription and non-prescription items. McKesson will continue to provide delivery to our locations up to 5 times per week and we will pay for such goods delivered 7 days from the date of invoice.

Discontinued Operations

During fiscal year ended December 31, 2005, we operated two drug distribution facilities: Valley Drug Company and Valley Drug Company South. During the third quarter of 2005, we determined that we would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, as of October 1, 2005, we considered substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes. In December 2005, Rochester Drug Cooperative (“RDC”) acquired certain assets from our wholly-owned subsidiary, Valley Drug Company, including a customer list, furniture, fixtures and equipment located at our New Castle, Pennsylvania facility (the “RDC Sale”). In connection with the sale, RDC assumed certain property leases, customer and other miscellaneous contracts. The total purchase price for these select assets was $0.7 million, of which $0.4 million was received upon closing and $0.3 million is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to a lease assignment of the New Castle facility to RDC. We leased this premises from Becan Development LLC (“Becan”), a company owned by a current director of the Company (Jugal Taneja) and certain former directors, officers and employees of the Company.

  The original lease (dated December 30, 2003) (the “Original Lease”) provided for a term of 15 years, expiring December 30, 2018, and monthly lease payments of $0.017 million.  When the Original Lease was executed, Becan and Valley North entered into a Consent, Subordination and Assumption Agreement (the “Guarantee”) with the Pennsylvania Industrial Development Authority (“PIDA”) and Regional Industrial Development Corporation of Southwest Pennsylvania (“RIDC”) dated December 30, 2003, pursuant to which, among other things, Becan and Valley Drug Company (Valley North”), jointly and severally, assumed all obligations of RIDC to make payments and discharge all obligations expenses, costs and liabilities of RIDC in connection with the PIDA note (the “PIDA Note”).  The PIDA Note is also secured by the Original Lease and the property.

  In connection with the RDC Sale, Becan and Valley North agreed to shorten the lease to five years ending, December 2010, and to sublease the premises to RDC. It was the intent of the parties at that time to assign the lease to RDC upon the consent to such assignment by PIDA.  RDC held back $0.3 million of the purchase price related to the RDC Sale pending receipt of PIDA’s consent. PIDA agreed to consent to the assignment of the lease to RDC subject to the preparation of final documents, including documents evidencing the parties agreement to shorten the maturity of the PIDA Note to five years ending December 2010; but, during October 2006, RDC notified PIDA that it was withdrawing its application to PIDA and that it was no longer willing to assume the lease.   Contemporaneously with its notice to PIDA, RDC notified us that it refused to pay the $0.3 million holdback to Valley because of the delays in obtaining the PIDA consent.  RDC has signed a sublease for the property and remains legally responsible for the lease payments.  In October 2006, we filed a demand for arbitration claiming RDC has acted in bad faith and demanding $0.3 million. Becan and its principals, including Mr. Taneja, indemnified Valley North and us against any claims or demands PIDA may bring against Valley or us in connection with the PIDA Note and will use their best efforts to have Valley released from all obligations under the PIDA Note.

In connection with the sale of these assets, we transferred a portion of the New Castle, Pennsylvania pharmaceutical inventory to our retail pharmacies as well as a portion to its St. Rose, Louisiana facility for continued distribution to our retail pharmacies and for use in the Valley Medical Supply operations. In October 2006, these operations were relocated to our corporate location in Farmington, Connecticut and are now doing business under the name Familymeds Medical Supply.

Net revenues related to the discontinued operations were $0.0 million and $103.6 million for the fiscal years ended December 30, 2006 and December 31, 2005, respectively.  During the third quarter 2006, we received notification of a tax assessment from a state tax authority relating to our discontinued operations.  We have accrued $0.2 million of estimated income taxes relating to this matter and is reflected as a component of discontinued operations. The loss from discontinued operations was $1.3 million and $33.0 million the fiscal years ended December 30, 2006 and December 31, 2005, respectively.

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

Our industry has undergone significant changes driven by various efforts to reduce costs. These changes include changes to Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services. The Medicare Modernization Act, or the MMA, includes a major expansion of the Medicare prescription drug benefit under new Medicare Part D. Beginning in 2006, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that will provide coverage of outpatient prescription drugs. The MMA changes Medicare’s payment methodology from a system based on average wholesale price, or AWP, to one based on average selling price, or ASP. As the ASP methodology of reimbursement is implemented, it may affect our current AWP based reimbursement structure with our private payors.

While we cannot predict the eventual results of these law changes, the effect of the MMA has been to reduce prices and gross margins on some of the drugs that we distribute. Further, if other third-party payors revise their pricing based on new methods of calculating the AWP, or based on ASP, this could have a material adverse affect on our business, financial condition and results of operation, by reducing the pricing and margins on certain of our products should we continue as a going concern.

Credit Facility

On October 12, 2005, we entered into a secured senior credit agreement with Wells Fargo Retail Finance, LLC (“WFRF”), which matures in October 2010. Available credit under this facility is based on eligible receivables, inventory and prescription files, as defined in the agreement. The $65.0 million of maximum availability is reduced by a $7.0 million minimum reserve. While the credit facility currently does not require compliance with financial covenants, we have the ability to reduce this minimum reserve by agreeing to implement certain financial covenants. As of December 30, 2006, $37.5 million was outstanding on the line and $0.6 million was available for additional borrowings. The Credit Facility is secured by substantially all of our assets.

In connection with the Asset Sale, Wells Fargo Retail Finance, LLC, as agent for the revolving credit lenders pursuant to the Loan and Security Agreement dated as of October 12, 2005 (as amended, modified, supplemented or restated and in effect from time to time, the “Loan Agreement”) among (i) Familymeds Group, Inc. (f/k/a Drugmax, Inc.), as Lead Borrower, (ii) the other Borrowers party thereto from time to time, (iii) the Revolving Credit Lenders party thereto from time to time, (iv) and Wells Fargo, has consented to the Asset Sale and the consummation of the sale, subject to various terms and conditions. Among those conditions, we agreed that all proceeds received by us from the sale shall be paid to Wells Fargo for application to the credit facility until all amounts due under the facility are paid in full and the Loan Agreement is terminated. Each such payment of proceeds applied to the credit facility shall permanently reduce the commitments in the amount of such payment.

Competition

The healthcare industry in which we operate is highly competitive. Our failure to compete effectively in this segment has adversely affected our business, financial condition and results of operations. Many of our competitors are offering similar products and services. Some of our competitors have greater resources than we have. These competitive pressures have a material adverse effect on our business, financial condition or results of operations.

We compete on the basis of breadth of our product lines, marketing programs, support services and pricing. Increased competition may result in price reductions, reduced gross margins and loss of market share. Competitors, many of which have significantly greater financial, technical, marketing and other resources, include:

•	Chain drugstores including CVS, Rite Aid and Walgreen’s;

•	Mass marketers including Target and Wal-Mart;

•	Warehouse clubs including BJ’s, Costco and Sam’s Club;

•	Mail order prescription providers including Express Scripts and Medco;

•	Online drugstores including drugstore.com;

•	Specialty medication providers including Accredo Health and Priority Healthcare; and

•	Specialty pharmaceutical distributors including Florida Infusion Pharmacy, Allion Healthcare, Inc., and Bioscrip.

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

Although we do not offer franchises for sale at this time, in the case of renewing franchisees, we are subject to the disclosure requirements of the Federal Trade Commission and may be subject to pre-sale disclosure requirements and registration requirements of various state laws regulating the offer and sale of franchises. In addition, with respect to our existing franchisees, we also may be subject to certain state laws regulating the franchisor-franchisee relationship. Failure to comply with these regulations could result in substantial financial penalties. As of December 30, 2006, we held franchise agreements for seven stores and are not materially dependent on these agreements.

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

Intellectual Property

We hold various trademarks, trade names, service marks, patents and business licenses. These trademarks, service marks and licenses have varying statutory lives and are generally renewable indefinitely. Although we believe that our trademarks and other proprietary products do not infringe upon the intellectual property rights of any third parties, third parties may assert infringement claims against us from time to time.

Employees

At December 30, 2006, we employed 630 persons, which represent 471 full-time equivalents. Approximately 24% of our employees are pharmacists. Labor unions do not represent any of these employees. We believe our relationship with our employees is good.

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

As of December 30, 2006, we had a net stockholders’ deficit of $14.3 million, had incurred net losses of $7.2 million, $54.9 million and $39.8 million for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively and in March 2007 our shareholders approved a Plan of Complete Liquidation and Dissolution of our Company.  The opinion from the independent registered public accounting firm on our consolidated financial statements as of December 30, 2006 and December 31, 2005 and for each of the three years in the period ended December 30, 2006 was modified with respect to the substantial doubt surrounding our ability to continue as a going concern.

Claims related to the plan of liquidation could result in substantial costs and reduce our distributions to shareholders.

Extraordinary corporate actions, such as our plan of liquidation, often are not entirely predictable and may lead to claims and lawsuits being filed against companies such as ours. We face the risk that claims might be brought against us by vendors, landlords, customers, employees or shareholders. Any such claim or litigation may be expensive and, even if we ultimately prevail, the process may divert management’s attention from implementing the plan of liquidation and the sale of our remaining assets. It is not possible to predict if any such claims or litigation will be filed against us or the amount attributable to such claims, if any.  Any liability would reduce our cash available for distribution and the ultimate amount of our liquidating distributions to holders of our common stock.

Failure to complete the Asset Sale may seriously affect our liquidity and ability to continue as a going concern.

The Board of Directors approved the Asset Sale and the Plan of Complete Liquidation in part because we believe that our existing cash and amounts available under our senior credit facility and cash generated from operating activities may not be sufficient to meet our vendor terms and anticipated cash needs for the next 12 months.

If we do not complete the Asset Sale, then we will be required to raise additional financing to continue funding our operations. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have explored obtaining additional financing and there is no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

In the absence of such financing, we may not able to service its debts and may be required to continue to scale back or terminate operations and/or seek protection under applicable United States bankruptcy laws.

If our expectations regarding the conversion of our assets into cash are inaccurate, the amount we distribute to our shareholders may be reduced.

The amount of cash we can distribute to shareholders depends, in part, on the amount of cash received from the liquidation of our assets. The ultimate amount that we receive is subject to uncertainties. While we have executed asset purchase agreements and letters of intent, the sales prices contemplated by those agreements and letters of intent are subject to adjustments based on various factors, including our ability to receive certain consents and to maintain current business operations. The sales prices also are conditioned on there being no material adverse effects relating to the pharmacy assets being sold. If a material adverse change should occur or we fail to satisfy a closing condition, we may not realize the estimated amounts related to the sale of our assets. Further, the letters of intent are generally non-binding and thus are still subject to change. Additionally, the ultimate cash distributed to shareholders is also subject to the following:

•
The sale to Walgreens and others is based in part on the value of our inventory being sold. We have estimated the inventory value. These estimates may change depending on a number of factors including: the actual inventory value or mix on the date of closing, inventory price inflation or deflation during the interim period prior to closing, potential shrinkage of product during the interim period prior to closing, ongoing purchases and sales of inventory during the interim period prior to closing, and certain contractual exclusions, among other factors.

•
The estimated $60.0 million purchase price for the Asset Sale is based on the assumption that we will obtain all required landlord and client consents. To the extent we cannot obtain such consents, Walgreens may choose not to purchase the corresponding locations and the purchase price will be reduced accordingly.

•
When estimating the amount of cash to be distributed to shareholders, we have estimated the net realizable value of our accounts receivable that we expect to receive in cash from our customers, third party payors and others. These estimates may change depending on a number of factors including: the actual claims outstanding on the date of closing, increases or decreases in drug reimbursement rates during the interim period prior to closing, uncollectible accounts greater than our estimates, and ongoing sales and cash collections during the interim period prior to closing among other factors.

•
We have estimated the net realizable value of the sale of our remaining assets, which include a number of assumptions and estimates including the actual sales price of the assets to be sold and liabilities to be assumed, if any. These estimated may prove to be inaccurate.

•	The timing of the sales of our assets could have an impact on the actual cash proceeds we receive when these assets are sold and liabilities are assumed, if any.

If our expectations regarding our liquidation expenses are inaccurate, the amount we distribute to our shareholders may be reduced.

The amount of cash ultimately distributed to shareholders also depends on the ultimate amount of our liabilities and the amount of operating costs during the liquidation process. We have attempted to estimate such liabilities and costs. However, those estimated may be inaccurate. Factors that could impact our estimated include the following:

•
If any of the estimates regarding our plan of liquidation, including our ability to settle our real estate, equipment and other leases, the recovery of our estimated asset amounts, and the settlement of our outstanding obligations during the liquidation process, are inaccurate, the amount we distribute to our shareholders may be reduced. For instance, if claims asserted against us are successful, we will have to pay these claims before making distributions to our shareholders.

•
We have made certain estimates regarding the cost of personnel required and other operating costs necessary to liquidate and dissolve the Company, many of which could vary significantly and are dependent on the timing of closing of the Asset Sale and the sale of our remaining assets. If the timing differs from our plans, then we may incur additional costs above our current estimates and may distribute less in cash to our shareholders.

•
We have assumed that most of the contract rights that we are attempting to sell will be effectively transferred. If we are unable to obtain any required consents with the counterparties to those contracts, our recoveries may be materially lower.

•
We will remain subject to the reporting obligations of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act,” after the completion of our dissolution. Although we intend to request relief from these obligations after the closing of the Asset Sale, we may not receive this relief. If we do not receive this relief, our liquidation expenses will be higher than we expect, which will reduce the amount we are able to distribute to our common shareholders.

•
We are required to obtain certain third party consents and approvals as a condition to closing the Asset Sale. Currently, we do not expect that the cost of these consents and approvals will be significant. However, if our expectation is incorrect, the amount we distribute to our common shareholders may be reduced.

Distributions to our common shareholders could be reduced if our expectations regarding liabilities and operating expenses are inaccurate.

Claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, insurance, payroll taxes, rent, utilities, claims processing fees, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to close the Asset Sale and wind down operations. Any unexpected claims, liabilities or expenses or claims, liabilities or expenses that exceed our estimates or if the timing of the closing is longer than planned, could reduce the amount of cash available for ultimate distribution to common shareholders. If available cash and amounts received on the sale of a majority of our assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute any cash at all, to our common shareholders.

Distributions to our common shareholders could be delayed from our planned time frames.

All or a portion of the distribution could be delayed, depending on many factors, including the following:

•
If lease conditions change, or if we become aware of other factors that we believe could affect our ability to discharge our real property lease obligations, we may be required to withhold additional amounts from our initial distribution until we are able to resolve these obligations.

•
The Walgreens Asset Purchase Agreement requires that we escrow $3.0 million for a period of one year to satisfy any indemnification obligations under the Asset Purchase Agreement. Further, if Walgreens makes any claims under the indemnification provisions in the Asset Purchase Agreement, we could be required to continue to withhold up to $3.0 million from our final distribution to satisfy such claim, or higher amounts if the claim is based on fraud or intentional misrepresentations.

•
At the time of our initial distribution to common shareholders, we will not have all of the information we need to estimate our remaining Exchange Act filing obligation expenses accurately. Although we intend to request relief from the SEC regarding these obligations, we will likely not have obtained this relief at the time of our initial distribution.

Additionally, a creditor could seek an injunction against the making of distributions to our shareholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to our common shareholders. As a result of these and other factors, we may need to hold back, for distribution at a later date, if at all, some or all of the estimated amounts that we expect to distribute to common shareholders.

Our assumptions regarding the federal and state tax consequences of the transaction may be inaccurate.

The proposed Asset Sale will be a taxable transaction to us for United States federal income tax purposes and we will recognize a gain if the Asset Sale is completed. We do not believe, however, that there will be material tax payable by us, other than approximately $1.1 million of federal Alternative Minimum Tax (“AMT”) as a result of limitations on the use of net operating losses under AMT rules. We believe we have sufficient usable net operating losses to offset a majority of the income or gain recognized by us for “regular” federal income tax purposes as a result of the Asset Sale (i.e., other than AMT). We expect that our aggregate gain for federal income tax purposes related to the Asset Sale will be less than $55.0 million. Therefore, we will not set aside any material amounts of cash specifically for the payment of any tax liability, other than the $1.1 million AMT payment that we will make. However, there can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of the Asset Sale or the net operating losses. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of the Asset Sale or the net operating losses, there may be adverse tax consequences to us and our shareholders, including that we could owe income taxes on up to the entire purchase price and our common shareholders would not receive any distributions or be required to return any distributions they have received.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, our shareholders could be held liable for payment to our creditors of each such shareholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such shareholder.

We intend to file a certificate of dissolution with the State of Nevada, dissolving Familymeds. Pursuant to Nevada law, we will continue to exist for two years after the dissolution becomes effective or for such longer period as the Nevada courts shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our shareholders any remaining assets. Under Nevada law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this two-year period, each shareholder could be held liable for payment to our creditors of such shareholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such shareholder.

However, the liability of any shareholder would be limited to the amounts previously received by such shareholder from us (and from any liquidating trust or trusts) in the dissolution. Accordingly, in such event a shareholder could be required to return all distributions previously made to such shareholder, and in such event, a shareholder could receive nothing from us under Plan of Complete Liquidation and Dissolution of the Company. Moreover, in the event a shareholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by us will be adequate to cover any expenses and liabilities.

Our stock transfer books will close on the date we file the certificate of dissolution with the Nevada Secretary of State, after which it will not be possible for shareholders to publicly trade our stock.

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Nevada Secretary of State, which we refer to as the “final record date.” Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our shareholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us will be made solely to the shareholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend to, after filing our certificate of dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant any such relief and we will be required to continue to incur the costs associated with these reporting requirements which will reduce the cash available for distribution to our shareholders.

If we fail to retain the services of certain key personnel, the Plan of Complete Liquidation and Dissolution of the Company may not succeed.

The success of the Plan of Complete Liquidation and Dissolution of the Company depends in large part upon our ability to retain the services of certain of our current officers. We expect certain officers to remain as employees to assist in the liquidation after the closing at their current base salaries, without bonus. Failure to retain these personnel could harm the implementation of the Plan of Complete Liquidation and Dissolution of the Company. If we fail to retain the services of these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all.

Our common stock was delisted from the NASDAQ.

On January 17, 2007, we received a letter from The NASDAQ Stock Market notifying Familymeds that NASDAQ had determined to delist our shares of common stock from the NASDAQ Capital Market effective as of the open of business on January 18, 2007 as a result of our failure to maintain compliance with 4310(c)(2)(B) (the requirement to maintain a minimum shareholders equity, market value of listed securities, or net income from continuing operations).

On January 18, 2007, our common stock began being quoted on the Over-the-Counter Bulletin Board, which we refer to as the “OTC Bulletin Board,” under the symbol “FMRX.OB.” The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. As a result of our common stock being delisted from the Nasdaq Capital Market, your ability to resell your shares of our common stock could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. PROPERTIES.

As of December 30, 2006, other than a single piece of property in Tupelo, Mississippi, we did not own or hold any legal or equitable interest in any real estate, but instead leased all of our locations, including our corporate headquarters, which is located at 312 Farmington Avenue, in Farmington, Connecticut. Our headquarters contains approximately 30,000 square feet. The lease for our headquarters expires July 31, 2007, with a monthly lease payment of $0.05 million.

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

Item 3. LEGAL PROCEEDINGS.

We are not presently subject to any material legal proceedings other than as set forth below:

On November 12, 2003, prior to the Merger with FMG, Phil & Kathy’s, Inc. d/b/a Alliance Distributors (“Alliance”) served a complaint against us seeking to recover the non-payment of open invoices approximating $2.0 million based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, we filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the sale of twenty allegedly counterfeit bottles of Lipitor by Alliance to us, which we later sold to QK Healthcare, Inc. (“QK”). Alleging that the Lipitor was counterfeit, QK later sued us for breach of contract, violations of the implied warranty of merchantability and fraud. Accordingly, one of our subsidiaries, Valley Drug Company (“Valley”), also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated a lawsuit against Valley by QK in New York. We intend to vigorously defend Alliance’s breach of contract action and prosecute our counterclaim. At December 30, 2006, the amount that we recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. Under our indemnification agreement with Alliance, pursuant to which Alliance is required to indemnify us for all losses, expenses and damages sustained by us as a result of product sold to us by Alliance, and our right to offset our losses, expenses and damages against any amounts due to Alliance, we reduced the payable to Alliance by the cost of the faulty Lipitor sold to us by Alliance plus the settlement and litigation expenses incurred by us directly as a result of the Lipitor, or an aggregate of $0.5 million. We have recorded the foregoing trade payable of $1.5 million as of December 30, 2006, and we believe this estimate is reasonable based on the information we have at this time; however, we cannot reasonably estimate the total future possible loss that we will sustain as a result of the Alliance complaint or the possible recovery through our counterclaim or Valley’s consolidated action. The parties have already exchanged written discovery.  The parties attempted to mediate this matter during the month of January 2006. A motion for summary judgment was filed by the plaintiffs and they were granted a partial judgment. The parties are awaiting disposition on the motion for clarification of the summary judgment. The court has set no trial date.

From time to time, we may become involved in additional litigation arising in the ordinary course of our business. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on our financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The shareholders of the Company voted on 2 items at the special meeting of shareholders held on March 30, 2007:

The proposal to ratify and approve the Asset Purchase Agreement, including sale of a majority of the Company’s pharmacy assets to Walgreen Co. and Walgreen Eastern Co., Inc., received the following votes:

•	4,120,613	Votes for approval

•	189,203	Votes against

•	7,329	Abstentions

There were no broker non-votes for this item.

The proposal to approve and adopt the Plan of Complete Liquidation and Dissolution of the Company, including the liquidation and dissolution of Familymeds Group, Inc., received the following votes:

•	4,122,003	Votes for approval

•	187,813	Votes against

•	7,329	Abstentions

There were no broker non-votes for this item.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITY.

Our common stock has been quoted on the OTC Bulletin Board under the ticker symbol “FMRX.OB” since January 18, 2007. Prior to January 18, 2007 the common stock of Familymeds Group, Inc. was quoted on the Nasdaq Capital Market under the symbol “FMRX”. This table shows, for the periods indicated, the high and low trading price per share for our common stock as reported on the Nasdaq Capital Market. All high and low trading prices have been adjusted for our 1 for 10 reverse stock split effective on August 16, 2006.

	Familymeds common stock
	High	Low
Fiscal Year ending December 30, 2006
Fourth	$4.30	$1.52
Third	$7.00	$4.50
Second	$8.80	$5.00
First	$12.80	$6.90
Fiscal Year ended December 31, 2005
Fourth	$17.30	$10.40
Third	$28.00	$10.80
Second	$32.50	$23.50
First	$35.50	$29.80
Fiscal Year ended January 1, 2005
Fourth	$40.40	$32.80
Third	$47.90	$30.60
Second	$49.60	$40.10
First	$58.70	$19.90

On April 10, 2007, Familymeds Group, Inc. common stock was held of record by approximately 691 shareholders.

Familymeds has not declared or paid any dividends on its common stock previously. We intend to close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the certificate of dissolution with the Nevada Secretary of State, which we refer to as the “final record date.” Thereafter, certificates representing our common stock shall not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our shareholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us will be made solely to the shareholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information below has been derived from Familymeds Group, Inc.’s consolidated financial statements. On November 12, 2004, Familymeds Group, Inc. (“FMG”) merged with DrugMax, Inc. and for accounting purposes FMG was the acquirer. The historical information below is that of FMG and includes financial results for the acquired operations of DrugMax, Inc. for the post-Merger period subsequent to November 12, 2004. See Note 2 of the Notes to Consolidated Financial Statements, for a discussion of the basis of the presentation and significant accounting policies of the consolidated financial information set forth below. You should read this information in conjunction with Familymeds’ consolidated financial statements and related notes included elsewhere in this Form 10-K. During 2005, we sold or eliminated substantially all of the operations acquired in the Merger. Such operations are classified as discontinued operations below. On March 30, 2007, the shareholders of the Company voted to approve the sale of a majority of pharmacy assets to Walgreen Co. and Walgreen Eastern Co. Inc. Shareholders also voted to approve and adopt a plan of complete liquidation and dissolution of the Company and the transactions contemplated thereby pursuant to which the Company will be dissolved and liquidated. The information presented herein does not include any adjustments necessary to reflect the possible future effects on the recoverability of assets or the settlement of liabilities that will result from the liquidation. Accordingly, the information below is presented on the basis of a going concern. Any adjustments which may be required once adoption of the liquidation basis of accounting is required cannot be estimated at this time.

The data as of December 30, 2006 and December 31, 2005 and for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 is derived from our audited consolidated financial statements included elsewhere herein and should be read in conjunction with those consolidated financial statements and the related notes contained therein. The data as of January 1, 2005, December 27, 2003, and December 28, 2002 and for the years ended January 1, 2005, December 27, 2003 and December 28, 2002 is derived from our audited consolidated financial statements not included elsewhere herein.

	Fiscal Years Ended
in thousands, except for per share amounts	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003	December 28, 2002
	(52 weeks) (1)	(52 weeks) (1)	(53 weeks) (1)	(52 weeks)	(52 weeks)
Statements of Operations Data
Net revenues	$230,524	$216,103	$223,962	$218,015	$223,513
Gross margin	44,857	42,435	46,614	47,418	46,022
Selling, general and administrative expenses	53,197	54,291	46,202	47,492	47,799
Depreciation and amortization expense	3,366	4,412	4,758	5,297	5,076
Impairment of goodwill and long-lived assets	3,103	—	260	792	593
Loss (gain) on disposal of fixed assets and intangible assets	(1,355)	159	(1,027)	(365)	(610)
Operating loss	(13,454)	(16,427)	(3,579)	(5,798)	(6,836)
Interest expense (2)	(5,525)	(5,900)	(5,654)	(7,200)	(4,026)
Interest income	75	84	43	70	13
Gain on extinguishment of debt	13,086	—	—	—	—
Other income (expense)	(42)	391	605	754	1,443
Loss from continuing operations before cumulative change in accounting principles	(5,860)	(21,852)	(8,585)	(12,174)	(9,406)
Cumulative effect of changes in accounting principles (3)	—	—	—	—	(710)
Loss from continuing operations	(5,860)	(21,852)	(8,585)	(12,174)	(10,116)
Loss from discontinued operations (4)	(1,331)	(33,005)	(31,259)	—	—
Net loss	(7,191)	(54,857)	(39,844)	(12,174)	(10,116)
Preferred stock dividends	—	(4,301)	(10,796)	(5,657)	(5,657)
Net loss available to common shareholders	$(7,191)	$(59,158)	$(50,640)	$(17,831)	$(15,773)
Common Share Data
Basic and diluted loss per share:
Loss from continuing operations before cumulative changes in accounting principles	$(0. 85)	$(8.40)	$(51.94)	$(138.22)	$(116.77)
Cumulative effect of adoption of SFAS No. 141 and SFAS No. 142	—	—	—	—	(5.50)
Loss from continuing operations available to common shareholders	(0.85)	$(8.40)	$(51.94)	$(138.22)	$(122.27)
Loss from discontinued operations	(0.19)	(10.60)	(83.77)	—	—
Net loss available to common shareholders	$(1.04)	$(19.00)	$(135.71)	$(138.12)	$(122.27)
Shares used in basic and diluted net loss per share (5)(6)	6,904	3,114	373	129	129
Dividends declared	—	—	—	—	—

	As of
	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003	December 28, 2002
Balance Sheet and Other Data
Working capital (deficit)	$(22,614)	$(4,347)	$(7,875)	$(37,604)	$4,683
Total assets	49,161	64,027	95,598	44,153	49,319
Long-term accounts payable (7)	—	—	22,425	—	—
Revolving credit facility and notes payable	44,296	41,887	35,155	37,696	389
Long-term debt (7)	-	18,184	—	—	34,484
FMG redeemable preferred stock	—	—	—	109,325	103,668
Total stockholders’ (deficit) equity	(14,306)	(11,293)	5,855	(133,888)	(116,234)
Store locations:
Corporate-owned	74	77	77	82	85
Franchised	7	7	8	7	7

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

(3)	During fiscal 2002, FMG adopted new accounting standards related to goodwill resulting in a charge of $0.9 million and negative goodwill resulting in a benefit of $0.2 million.

(4)
Included in loss from discontinued operations are operating losses of $ 1.3 million, $5.7 million and $0.3 million, impairment write downs of goodwill and other intangible assets of $0.0 million, $22.6 million and $31.0 million, and other exit losses, primarily representing estimated losses on accounts receivable, inventory and vendor chargebacks of $1.0 million, $4.7 million and $0.0 million, for fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

(5)
The weighted average shares used in the calculation of net loss per share have been retroactively restated to give effect to the Merger of Familymeds with FMG. The transaction was accounted for as a reverse Merger with FMG deemed the accounting acquirer. Accordingly, for periods prior to the Merger, the shares outstanding represent the number of shares that former FMG common shareholders would have received in the transaction, on an as-if converted basis, had the Merger consideration not been distributed to the preferred shareholders based on liquidation values. For periods subsequent to the Merger, shares outstanding represent actual weighted average shares outstanding.

(6)	The shares used in basic and diluted loss per common share have been restated to reflect the 1 for 10 reverse stock split in August 2006.

(7)	Represents the long-term portion of the $23.0 million of accounts payable that were converted into two subordinated notes payable on March 21, 2005.

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

On February 7, 2007, our Board of Directors approved the sale of the majority of its pharmacy assets and a Plan of Complete Liquidation and Dissolution of the Company.  Its decision was based on a review of the Company’s past performance, projected future growth, ongoing liquidity constraints, vendor relations, industry outlook, and strategic alternatives.

On February 14, 2007, Familymeds Group, Inc. (“Familymeds”) together with its wholly owned subsidiaries Familymeds, Inc. and Arrow Prescription Corp., entered into an Asset Purchase Agreement with Walgreen Co., an Illinois corporation, Walgreen Eastern Co., Inc., a New York corporation (together with Walgreen Co., “Walgreens”), pursuant to which we will, subject to certain terms and conditions, sell up to 53 of the Company’s locations and related assets to Walgreens (the “Asset Sale”). The Company intends to sell the remaining assets to several other national and regional pharmacy operators.

On March 30, 2007, Familymeds Group, Inc.’s shareholders voted to approve the Asset Sale. Shareholders also voted to approve and adopt a plan of complete liquidation and dissolution of the Company and the transactions contemplated thereby pursuant to which the Company will be dissolved and liquidated

Comparison of Operating Results for Continuing Operations for the Fiscal Years ended December 30, 2006, December 31, 2005 and January 1, 2005.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher. The Rx portion of the pharmacy business is dependent upon a number of third party customers that pay a portion or all of the Rx cost on behalf of the customers, “Third Party Customers.” Prescriptions generated by Third Party Customers represented approximately 92% of pharmacy’s Rx sales in the fiscal year ended December 30, 2006 and 94% for the fiscal year ended December 31, 2005, respectively.

For financial statement presentation purposes, the Company has reported substantially all of the wholesale distribution business as discontinued operations.

Net Revenues

Net revenue performance is detailed below:

	For the Fiscal Year Ended
	52 weeks	Change	52 weeks	Change	53 weeks	Change
	2006	%	2005	%	2004	%
Net revenues (in millions)	$230.5	6.7%	$216.1	(3.5)%	$224.0	2.5%
Net revenues on a comparable 52 week basis (in millions) (1)	230.5	6.7%	216.1	(1.8)%	220.0	0.1%
Rx % of store net revenues (2)	93.9%		93.8%		93.8%
Third party % of Rx net revenues	92.2%		93.8%		94.8%
Number of corporate stores	74		77		77
Average same store net revenue per store (in millions) (1)	$3.1		$2.8		$2.9

(1)
The Company’s fiscal year is a 52 or 53 week period ending on Saturday nearest to December 31. Fiscal 2004 included 53 weeks. Fiscal 2006 and fiscal 2005 each included 52 weeks. To improve comparability, $4.0 million of additional revenue related to the 53rd week in fiscal 2004 was removed.

(2)	Store net revenues are net of contractual allowances.

	Fiscal 2006 Compared to Fiscal 2005	Fiscal 2005 Compared to Fiscal 2004
Net revenues increases (decreases) are as follows (in millions):
Net effect of store openings/closings(1)	$1.9	$(2.7)
Prescription sales (2)	3.0	(2.7)
Effect of 53 weeks in 2004 vs. 52 weeks in 2003 and 2005 (3)	—	(4.0)
Non-Rx sales	—	(0.2)
Physician distribution (4)	9.6	1.8
Franchise royalties	(0.1)	(0.1)
Net increase (decrease)	$14.4	$(7.9)

(1)
The net effect of store openings/closings represents the difference in revenues by eliminating stores that were not open during the full periods compared. We closed four stores during fiscal 2006 that accounted for $6.3 million of net revenues and opened two new stores that added $3.0 million of net revenues during the year. We closed seven stores during fiscal 2004 that accounted for $2.8 million of net revenue and opened two new stores during the year that added $0.2 million of net revenues.

(2)
Prescription sales were negatively impacted during fiscal 2005 compared to fiscal 2004 due to the disruptions to our supply chain resulting from Hurricane Katrina as well as higher purchasing costs due to our inability to buy on a more credit worthy basis.

(3)
The Company’s fiscal year is a 52 or 53 week period ending on Saturday nearest to December 31. Fiscal 2004, which ended on January 1, 2005, included 53 weeks. Fiscal 2006 and fiscal 2005, which ended on December 30, 2006 and December 31, 2005, respectively, each included 52 weeks.

(4)	Represents post-Merger revenues for the entire fiscal years 2005 and 2006 for the continuing portion of the drug distribution operations that relates to physician distribution.

Gross Margin

Gross margin was $44.9 million or 19.5 % in fiscal 2006, a 52 week year. This compares to $42.4 million or 19.6 % in fiscal 2005, a 52 week year and $46.6 million or 20.8% in fiscal 2004, a 53 week year. Fiscal 2006 reflects the adverse effect of the efforts of managed care organizations, pharmacy benefit managers and other third party payors to reduce their prescription costs. In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. As employers and managed care organizations continue to focus on the costs of branded and specialty pharmaceuticals, we expect there will continue to be negative pressure on gross margins. In addition, gross margin percentage is expected to be negatively impacted because of the recent addition of Medicare Part D and other efforts by third party payors to reduce reimbursement rates. Information that helps explain our gross margin trend is detailed below:

	Fiscal 2006 Compared to Fiscal 2005	Fiscal 2005 Compared to Fiscal 2004
Gross margin increases (decreases) are as follows (in millions):
Pharmacy Operations:
Net effect of store openings/closings (1)	$0.2	$(0.6)
Franchise royalties	(0.1)	(0.1)
Prescription gross margin (2)	1.2	(2.6)
Non-Rx gross margin	0.3	(0.1)
Effect of 53 weeks in 2004 vs. 52 weeks in 2003 and 2005 (3)	—	(0.9)
Physician distribution business	0.8	0.1

Net increase (decrease)	$2.4	$(4.2)

(1)	The net effect of store openings/closings represents the difference in gross margin by eliminating stores that were not open during the full periods compared.

(2)
Prescription gross margins were negatively impacted during fiscal 2005 compared to fiscal 2004 due to the disruptions to our supply chain resulting from Hurricane Katrina as well as higher purchasing costs due to our inability to buy on a more credit worthy basis.

(3)
The Company’s fiscal year is a 52 or 53 week period ending on Saturday nearest to December 31. Fiscal 2006 and fiscal 2005, which ended on December 30, 2006 and December 31, 2005, respectively, included 52 weeks. Fiscal 2004, which ended on January 1, 2005, included 53 weeks.

Total Operating Expenses

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense, write-downs of goodwill and long-lived assets, and the gain or loss on disposal of fixed assets and intangible assets and restructuring expenses. Intangible assets include the amounts allocated to prescription files for prescriptions acquired in previous purchase business combinations of the pharmacy operations. A prescription file refers to the actual prescription maintained by a pharmacy for each prescription filled. Each prescription file has monetary value to a pharmacy because when pharmacies and/or prescription files are sold, the customers are more likely to leave their accounts with the purchaser than to transfer their business to a third-party pharmacy, as such the prescription base is thought of as a repeatable source of revenue. Accordingly, when pharmacies are sold, the number of prescription files is taken into consideration when determining the purchase price of the pharmacy. Intangible assets also include goodwill, trademarks, and authorized distributor licenses. Total operating expenses were $58.3 million or 25.3% of net revenues in fiscal 2006. This compares to $58.9 million or 27.3% of net revenues in fiscal 2005 and $50.2 million or 22.4% of net revenues in fiscal 2004. Information that helps explain our operating expense trend is detailed below:

	Fiscal 2006 Compared to Fiscal 2005	Fiscal 2005 Compared to Fiscal 2004
Operating expenses increases (decreases) are as follows (in millions):

Selling, general and administrative expenses(1)	$(1.1)	$8.1
Depreciation and amortization expense(2)	(1.1)	(0.3)
Impairments of goodwill and long-lived assets(3)	3.1	(0.3)
Gain on disposal of fixed assets and intangible assets	(1.5)	1.4

Net increase (decrease)	$(0.6)	$8.9

(1)
The increase in selling, general and administrative expenses in 2005 mainly relates to the Merger consummated and includes $6.1 million of noncash stock compensation expense and increased fees and expenses of $1.7 million attributable to costs associated with being a public company. The decrease in selling, general and administrative expenses during fiscal 2006 is primarily due to a reduction in noncash stock compensation expense of $5.5 million, offset by higher expenses in the physician distribution business of $1.1 million, and higher payroll, recruiting and benefit costs of $3.3 million.

(2)	Depreciation and amortization expense was approximately $3.4 million, $4.4 million and $4.8 million for fiscal 2006, 2005 and 2004, respectively.

(3)
During fiscal 2006, we expensed approximately $3.1 million related to the impairment of goodwill, tradename and wholesale distributor contracts of the Familymeds Medical Supply business. We have estimated that any proceeds which may be realized from sale of this business in connection with the liquidation of the Company will not be sufficient to recover these amounts.  During fiscal 2005 and 2004, we expensed approximately $0.0 million and $0.3 million, respectively, related to the impairment of prescription file intangible assets and estimated lease obligations for sold stores.

Interest Expense

Interest expense was $5.5 million, $5.9 million and $5.7 million for fiscal 2006, 2005 and 2004, respectively. In connection with the Merger, Familymeds issued warrants to purchase 350,009 shares of Familymeds common stock at $26.10 per share to the former FMG shareholders, warrant holders and note holders. The warrants were allocated among the FMG shareholders, warrant holders and note holders in the same manner as the Familymeds common stock. Familymeds recorded noncash interest expense of approximately $1.7 million in fiscal 2004 related to the portion of the warrants issued to the former FMG note holders. The charge was based on the fair value of the warrants to purchase 70,433 shares at $26.10 per share issued to the FMG noteholders, using a Black Scholes valuation as of the Merger date.

Familymeds recorded noncash interest expense of $1.6 million in 2006, consisting of $0.3 million of amortization of the debt discount on the Deerfield loan, $0.3 million amortization of deferred financing fees and $1.0 million of interest expense paid in Familymeds common stock to AmerisourceBergen and Deerfield.

Other Income (Expense), Net

Other income (expense), net for the fiscal year ended December 30, 2006 included a gain on the extinguishment of the debt of $13.1 million. We extinguished this debt on June 29, 2006. There were no amounts related to the gain on extinguishment of this debt for the fiscal years ended December 31, 2005 or January 1, 2005, respectively.

Income Taxes

No income tax benefit has been recorded in any period presented due to the uncertainty of realization of any related deferred tax asset.

Loss from Continuing Operations

We incurred a loss from continuing operations of $5.9 million for the fiscal year ended December 30, 2006 versus $21.9 million for the fiscal year ended December 31, 2005 and $8.6 million for the fiscal year ended January 1, 2005. The decrease in loss from continuing operations in fiscal year 2006 compared to fiscal year 2005 results are primarily related to the gain on the extinguishment of debt of $13.1 million, gross margin improvements of $2.4 million and reduced operating expenses of $0.6 million. The increase in the loss from continuing operations in fiscal year 2005 compared to fiscal year 2004 results are primarily from $6.1 million of noncash stock compensation expense attributable to the Merger, $1.7 million of expenses attributable to costs associated with being a public company, and a $4.2 million reduction in gross margin resulting primarily from the effect of one less week of operations in fiscal year 2005 versus 2004 and overall reductions in revenue.

Loss from Discontinued Operations

The loss from discontinued operations of $1.3 million, $33.0 million and $31.3 million for the fiscal years ended December 30, 2006, December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively, represents the loss from operations of the discontinued operations of $0.3 million, $5.7 million and $0.3 million, respectively, and loss on disposal of the discontinued operations of $1.0 million, $27.3 million and $31.0 million, respectively. The loss on disposal of discontinued operations includes goodwill and other intangible asset impairments of $0.0 million and $22.6 million and other exit losses primarily representing estimated losses on accounts receivable, inventory and vendor chargebacks, of $1.0 million and $4.7 million, for fiscal years ended December 30, 2006, and December 31, 2005, respectively.

Net Loss Per Share Available to Common Shareholders

Net loss per basic and diluted share available to common shareholders for the fiscal year ended December 30, 2006 was $1.04 compared to $19.00 for the fiscal year ended December 31, 2005 and $135.71 for the fiscal year ended January 1, 2005.

Loss from continuing operations per basic and diluted share available to common shareholders for the fiscal year ended December 30, 2006 was $0.85, compared to losses from continuing operations per basic and diluted share available to common shareholders for the fiscal years ended December 31, 2005 and January 1, 2005 of $8.40 and $51.94, respectively. The loss from discontinued operations per basic and diluted fiscal year ended December 30, 2006, December 31, 2005 and January 1, 2005 was $0.19 and $10.60 and $83.77, respectively.

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for the fiscal year ended December 30, 2006. Historically, our third quarter business has been affected by seasonality and has been lower than our other three fiscal quarters’ business due to the effect of reduced patient visits and doctor referrals during typical summer vacation months.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and have met our capital requirements primarily through private issuances of equity securities, convertible notes, bank borrowings, trade creditors and cash generated from operations.  Our principal sources of liquidity as of December 30, 2006, consisted of cash and cash equivalents of approximately $0.8 million along with approximately $0.6 million in availability under our $65.0 million revolving credit facility.

The Board of Directors approved the Asset Sale and the Plan of Complete Liquidation in part because we believe that our existing cash and amounts available under our senior credit facility and cash generated from operating activities may not be sufficient to meet our vendor terms and anticipated cash needs for the next 12 months.

If the Company does not complete the Asset Sale, then it will be required to raise additional financing to continue funding its operations. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have explored obtaining additional financing and there is no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

In the absence of such financing, the Company may not able to service its debts and may be required to continue to scale back or terminate operations and/or seek protection under applicable United States bankruptcy laws.

Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65.0 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the prime index rate plus an applicable prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of December 30, 2006 was 8.25%. As of December 30, 2006, the interest rate, including applicable margin, used to calculate accrued interest was 8.50%. Interest is payable monthly.

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

The New Credit Facility includes an early termination fee of $0.7 million if paid in full before October 12, 2008. The New Credit Facility is secured by substantially all assets of the Company. As of December 30, 2006, $37.5 million was outstanding on the revolving line of credit and $0.6 million was available for additional borrowings, based on eligible receivables, inventory and prescription files.

In connection with the Asset Sale, Wells Fargo Retail Finance, LLC, as agent for the revolving credit lenders pursuant to the Loan and Security Agreement dated as of October 12, 2005 (as amended, modified, supplemented or restated and in effect from time to time, the “Loan Agreement”) among (i) Familymeds Group, Inc. (f/k/a Drugmax, Inc.), as Lead Borrower, (ii) the other Borrowers party thereto from time to time, (iii) the Revolving Credit Lenders party thereto from time to time, (iv) and Wells Fargo, has consented to the Asset Sale and the consummation of the sale, subject to various terms and conditions. Among those conditions, we agreed that all proceeds received by us from the sale shall be paid to Wells Fargo for application to the credit facility until all amounts due under the facility are paid in full and the Loan Agreement is terminated. Each such payment of proceeds applied to the credit facility shall permanently reduce the commitments in the amount of such payment.

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

As further described below, on June 29, 2006, the Company and ABDC entered into an agreement pursuant to which the parties agreed to settle and retire both existing debt instruments for a lump sum repayment of $10.0 million.

Note and Warrant Purchase Agreement

On June 29, 2006, we entered into a Note and Warrant Purchase Agreement and certain other agreements, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. (“Deerfield L.P.”) and Deerfield Special Situations Fund International, Limited (“Deerfield International”), pursuant to which Deerfield L.P. and Deerfield International (collectively, “Deerfield”) purchased two secured promissory notes in the aggregate principal amount of $10.0 million (one note in the principal amount of $3.3 million and the second note in the amount of $6.7 million collectively the “Notes”) and eight warrants to purchase an aggregate of 1.65 million shares of Familymeds Group, Inc. common stock (the “Warrants”), for an aggregate purchase price of $10.0 million.

The $10.0 million purchase price for the Notes and Warrants was used entirely for an early repayment, settlement and termination of approximately $23.0 million in outstanding subordinated debt with Familymeds Group’s former supplier AmerisourceBergen Drug Corporation (“ABDC”). The subordinated debt with ABDC consisted of a subordinated convertible debenture in the original principal amount of $11.5 million and a subordinated promissory note in the original principal amount of $11.5 million. Both original debt instruments were 5-year agreements maturing in September 2010. In connection with the Deerfield transaction, Familymeds Group and ABDC entered into a payoff and mutual release agreement pursuant to which the parties agreed to settle and retire both existing debt instruments for a lump sum repayment of $10.0 million. Wells Fargo Retail Finance, LLC (“WFRF”), the Company’s senior lender, consented to Familymeds Group’s early repayment of the ABDC debt and waived any default under Familymeds Group’s credit facility with WFRF as a result of such repayment by entering into an amendment to such credit facility with Familymeds Group and its subsidiaries. We extinguished the ABDC Notes on June 29, 2006 which resulted in a gain on the extinguishment of $13.1 million.

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.2 million and $0.3 million, respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid by the Company at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate on this debt, the Company records the average quarterly interest expense and records a corresponding asset or liability for the difference not currently payable each quarter. As of December 30, 2006, the Company has classified this liability as current as it expects to retire this obligation within 12 months of the balance sheet date.

In lieu of making any quarterly interest payments in cash during the first and second year of the Notes, the Company may issue and deliver to Deerfield shares of common stock.  Pursuant to an amendment in October 2006, such shares shall be issued annually and Deerfield shall not be able to transfer or sell such shares until such time as the interest payment represented by those shares shall become due.  During the fourth quarter of 2006, 58,878 shares of common stock were issued to Deerfield representing the first year’s interest.

On December 15, 2006, the Company and Deerfield agreed pursuant to an amendment to the Notes and an investor rights agreement, that in lieu of making the December 1, 2006 principal payment in cash, the Company shall issue and deliver to Deerfield a number of shares of common stock, par value $0.001 per share, of Borrower equal to 269,059.

The Notes contain usual and customary events of default for notes of these dollar amounts and provide that, upon the occurrence of an event default, the entire outstanding principal balance and all interest accrued under each note shall immediately become due and payable without demand or notice to the Company.

The Notes are secured by subordinated security interests in substantially all of the assets of the Company and its subsidiaries, Familymeds, Inc. and Valley Drug Company South (“Valley South”). These subordinated security interests are evidenced by three security agreements: (i) a Security Agreement between the Company and Deerfield L.P., as agent for Deerfield (the “Agent”), (ii) a Security Agreement between Familymeds, Inc. and the Agent, and (iii) a Security Agreement between Valley South and the Agent (collectively, the “Security Agreements”). The Security Agreements are expressly subordinated to the prior lien rights of WFRF pursuant to the Company’s existing credit facility with WFRF. Both Familymeds and Valley South have entered into guaranty agreements pursuant to which they have guaranteed all of the obligations of the Company under the Notes.

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

On June 29, 2006, in accordance with Accounting Principles Board (“APB”) Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received. The net value allocated to the warrants was $2.5 million and was determined using the Black-Scholes option pricing formula. The $2.5 million has been recorded as debt discount and will be amortized over the life of the related debt using the effective interest method. The effective interest rate on the Notes, after giving effect to the amortization of the debt discount is approximately 17.0% annually.

New Accounting Standards

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We do not believe the adoption will have a material impact on our financial position or results of operations as a full valuation allowance has been established.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial position or results of operations.

Operating, Investing and Financing Activities:

Cash Inflows and Outflows

During the fiscal year ended December 30, 2006, the net decrease in cash and cash equivalents was $5.8 million compared to a net increase of $4.4 million during the fiscal year ended December 31, 2005, respectively. As reported on our condensed consolidated statements of cash flows, our change in cash and cash equivalents during the fiscal years ended December 30, 2006 and December 31, 2005 is summarized as follows:

	Fiscal Year Ended
Dollars in thousands	December 30 , 2006	December 31 , 2005
Net cash used by operating activities	$(3,840)	$(26,350)
Net cash used by investing activities	(1,218)	(1,192)
Net cash (used in) provided by financing activities	(778)	31,892

Change in cash and cash equivalents	$(5,836)	$4,350

Details of our cash inflows and outflows are as follows during the fiscal years ended December 30, 2006 and December 31, 2005, respectively:

Operating Activities: During the fiscal year ended December 30, 2006 we used $3.8 million in cash and cash equivalents in operating activities as compared with $26.4 million used during the prior year. For the fiscal year ended December 30, 2006, this was comprised primarily of net losses of $7.2 million and non-cash charges totaling $4.8 million partially offset by an increase in working capital of $8.2 million, the net change in operating assets and liabilities reflected on our condensed consolidated statements of cash flows. For the fiscal year ended December 31, 2005, the use of cash consisted primarily of net losses of $54.9 million and a decrease in working capital of $7.3 million, the net change in operating assets and liabilities reflected on our condensed consolidated statements of cash flows, partially offset by non-cash items of $35.8 million. Components of our significant non-cash adjustments for the fiscal years ended December 30, 2006 and December 31, 2005 are as follows:

Non-cash Adjustments	Fiscal year ended December 30 , 2006 (dollars in thousands)	Fiscal year ended December 31 , 2005 (dollars in thousands)	Explanation of Non-cash Activity

Depreciation and amortization	$3,366	$4,413	During fiscal year 2006 and 2005, consists of depreciation of property and equipment as well as amortization of intangibles.

Non cash interest expense	1,348	1,008	During fiscal year 2006 and 2005, interest expense related to ABDC and Deerfield notes payable in common stock along with deemed shortfall payments.

Gain on extinguishment of debt	(13,086)	-
During the second quarter of 2006, we retired the outstanding ABDC notes amounting to $23.0 million and issued a $10.0 million Note due to Deerfield that was used to retire the ABDC notes resulting in a gain on the extinguishment of our debt.

Impairment of goodwill and long-lived assets	3,103	22,617
During 2006, we recorded impairment charges related to the write down of goodwill and other intangible assets associated with our Familymeds Medical Supply business as we do not expect to recover these amounts from future estimated cash flows. During 2005, we recorded impairment changes related to the write down of goodwill and other intangible assets associated with our discontinued business.

Other non-cash items, net	503	7,809
Other non-cash items include items such as adjustments to deferred financing fees, adjustments to our allowance for doubtful accounts, gains or losses on disposals of fixed assets and intangible assets and non-cash stock-based compensation.

Total non-cash adjustments to net loss	$(4,766)	$35,847

Investing Activities: Cash used by investing activities was $1.2 million the fiscal years ended December 30, 2006 and December 31, 2005. Specific investing activity the fiscal year ended December 30, 2006 is as follows:

•
During the fiscal year ended December 30, 2006, we invested approximately $2.5 million in pharmacy software, leasehold improvements, land and computer hardware. We incurred capital expenditures of $0.7 million which we have not paid for as of December 30, 2006.

•	During the fiscal year ended December 30, 2006, we used cash of approximately $0.2 million to acquire the assets of an oncology based pharmacy located in central Florida.

•	During the fiscal year ended December 30, 2006, we received cash of approximately $1.6 million from the sale of certain prescription assets from closed pharmacy locations.

Financing Activities: Net cash used in financing activities was $0.8 million during the fiscal year ended December 30, 2006, as compared with $31.9 million provided by financing activities in the fiscal year ended December 31, 2005. Specific financing activity during the fiscal years ended December 30, 2006 and December 31, 2005 are as follows:

•
During the fiscal year ended December 30, 2006, we did not receive any proceeds through the sale of our common stock. During the fiscal year ended December 31, 2005, we received $47.4 million, net of $3.7 million in fees from the issuance of our common stock in a private investment in public equity (“PIPE”) financing.

•
During the fiscal year ended December 30, 2006, we used $1.2 million of our revolving credit facility to fund our operations, acquire pharmacy assets and to purchase capital expenditures. This compares to $3.4 million in fiscal 2005 to fund our operations along with our PIPE financing proceeds.

•
During the fiscal year ended December 30, 2006, we made scheduled debt repayments of $11.9 million under our outstanding subordinated notes and notes payable and received proceeds of $10 million from issuance of the Deerfield notes payable. This compares to $1.9 million for scheduled debt repayments in the same period of 2005.

•
During the fiscal year ended December 30, 2006, we received proceeds of approximately $0.009 million from the issuance of common stock under our employee stock plans. This compares to $0.5 million for proceeds related to employee stock option exercises in the same period of 2005.

•
During the fiscal year ended December 30, 2006, we did not have any preferred stock outstanding as we used $17.0 million during the fiscal year ended December 31, 2005 to redeem all of our outstanding preferred stock.

The following is a summary of our corporate-owned store activity for the years presented:

	Fiscal Year
	2006	2005	2004
Total stores (beginning of year)	77	77	82
New stores	2	1	2
Closed stores	(5)	(1)	(7)

Total stores (end of year)	74	77	77

Contractual Obligations

The following table summarizes our contractual obligations as of December 30, 2006 (amounts in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (2)	$46,543	$46,543	$—	$—	$—
Purchase obligations (3)	150,000	150,000	—	—	—
Operating leases(4)	5,648	2,042	3,606	—	—
Interest expense(5)	984	984	—	—	—
Total	$203,175	$199,569	$3,606	$—	$—

(1)
The Company has begun to implement the Plan of Complete Liquidation and Dissolution ratified by its shareholders on March 30, 2007, pursuant to which the Company intends to liquidate its assets and satisfy its obligations. The Company anticipates that it will have sold substantially all of its assets by the end of the second quarter of 2007. However, the Company can make no assurances with regard to the timing of the liquidation (see “Risk Factors”).

(2)
As of December 31, 2006, $37.5 million was outstanding on our New Credit Facility, $9.0 million was outstanding on the Deerfield notes payable and $0.1 million was outstanding on the promissory notes payable. As of December 30, 2006, the Company has classified its debt as current as it expects to retire these obligations within 12 months.

(3)	Purchase obligations represent the $150 million minimum purchase commitments determined on a 12 month basis required under our existing supply agreements.

(4)
Operating leases relate primarily to our store locations and equipment. These amounts have not been adjusted for the effect of the sale of our assets and Plan of Complete Liquidation and Dissolution. However, we assume that these leases will be settled within the next three years.

(5)
Estimated future interest expense for long-term debt, includes interest on the New Credit Facility. Interest on the New Credit Facility is based on the amounts outstanding and interest rate as of December 30, 2006.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains a discussion of the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate estimates and judgments, including the most significant judgments and estimate. We based our estimates and judgments on historical experience and on various other facts that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include: assessing merger goodwill and identifiable intangible assets for impairment, assessing other long-lived assets for impairment, evaluating the adequacy of the allowance for doubtful accounts, and estimating for inventory loss reserves. The following represents accounting related to the going concern basis. On March 30, 2007, the date of shareholder approval of our Plan of Liquidation, the Company adopted the liquidation basis of accounting. Any adjustments as a result of such adoption can not be estimated at this time.

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

We completed impairment tests of the goodwill and other intangibles related to the Merger which resulted in impairment charges of $3.1 million in fiscal 2006, $19.4 million in fiscal 2005 and $31.0 million in fiscal 2004. During fiscal 2006, these charges are included in the loss from continuing operations. During fiscal 2005 and 2004, these charges are included in the loss from discontinued operations. During fiscal 2006, we recorded impairment charges of $1.4 million related to goodwill, $1.5 million related to wholesale distributor contracts and $0.2 million related to the tradename, respectively. Also during fiscal 2005, we recorded impairment charges of $3.2 million related to trademarks and customer list associated with the discontinued operations and is included in the loss form discontinued operations. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. To the extent our estimates change in the future, further writedowns may occur. As of December 30, 2006, we had remaining goodwill of $0.0 million recorded and remaining other intangible assets of $0.0 million related to the Merger.

Impairment of Other Long-lived Assets

The Company reviews other long-lived assets, including property plant and equipment and prescription file intangible assets, to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the related assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets, including prescription file intangible assets, exceeds the future discounted cash flows for the assets. For purposes of recognizing and measuring impairment of other long-lived assets, the Company evaluates assets at the store level for pharmacy operations.

Our impairment loss calculations contain uncertainty since we must use judgment to estimate future sales, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated revenues, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party customers to reduce their prescription drug costs, the continued efforts of competitors to gain market share and consumer spending patterns. If these projections change in the future, we may be required to write-down our long-lived assets. Long-lived assets evaluated for impairment include property and equipment as well as intangible assets, which as of December 30, 2006 were approximately $6.3 million and $1.3 million, respectively, and $5.0 million and $4.9 million, respectively, at December 31, 2005.

Trade Receivables - Allowance for Doubtful Accounts

At December 30, 2006 and December 31, 2005, trade receivables reflected approximately $19.7 million and $15.7 million, respectively, of amounts due from various insurance companies, governmental agencies and individual customers. Of these amounts, there was approximately $3.7 million and $2.8 million reserved as of December 30, 2006 and December 31, 2005, respectively, for a balance of net trade receivables of $16.0 million and $12.9 million, respectively. We use historical experience, market trends and other analytical data to estimate our allowance for doubtful accounts. Based upon these factors, the reserve at December 30, 2006 is considered adequate. Although we believe that the reserve estimate is reasonable, actual results could differ from our estimate, and such differences could be material. If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income or higher net losses. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income or lower net losses.

Inventories

Inventories consist of pharmaceuticals and other retail merchandise owned by us. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the consolidated financial statements are properly stated. We use historical data to estimate our inventory loss reserves and we have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. If the estimate of inventory losses is too low we may incur higher cost of sales in the future resulting in lower net income or higher net losses. If the estimate of inventory losses incurred is too high, we may experience lower cost of sales in the future resulting in higher net income or lower net losses. Inventories as of December 30, 2006 and December 31, 2005 were approximately $25.0 million and $32.7 million, respectively, net of approximately $2.6 million and $2.1 million of inventory loss reserves, respectively. Any changes to the realization of this amount in future periods will be reflected in discontinued operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. We believe that inflation has not had a material impact on our results of operations during the three years ended December 30, 2006.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

 As of December 30, 2006, $37.5 million and $9.0 million were outstanding on our revolving credit facility and Deerfield Notes, respectively. These borrowings are at a variable rate of interest. Assuming $46.5 million was outstanding for a full year, a 1% change in interest rates would change our interest expense by $0.5 million annually.

We do not currently utilize derivative financial instruments to address market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA  FAMILYMEDS GROUP, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	F-3

Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005	F-4

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005	F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Familymeds Group, Inc.
Farmington, Connecticut

We have audited the accompanying consolidated balance sheets of Familymeds Group, Inc. and subsidiaries (formerly DrugMax, Inc.) (the “Company”) as of December 30, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 30, 2006.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Familymeds Group, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share Based Payment, applying the modified prospective method.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses, stockholders’ deficit and the approval by the Company’s stockholders of a plan of liquidation raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these matters.

/s/ Deloitte & Touche LLP
Hartford, Connecticut
April 16, 2007

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONSOLIDATED BALANCE SHEETS
December 30, 2006 and December 31, 2005
(in thousands, except share data)

	December 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$845	$6,681
Trade receivables, net of allowance for doubtful accounts of
$3,720 and $2,777 in 2006 and 2005, respectively	16,038	12,855
Inventories	22,417	30,631
Prepaid expenses and other current assets	1,553	2,487

Total current assets	40,853	52,654

Property and Equipment—Net of accumulated depreciation and amortization
of $14,502 and $13,080 in 2006 and 2005, respectively	6,269	4,959

Goodwill	-	1,355

Other Intangible Assets—Net of accumulated amortization of
$20,657 and $17,674 in 2006 and 2005, respectively	1,289	4,852

Other Noncurrent Assets	750	207

Total Assets	$49,161	$64,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable, net of discount of $2,247 in 2006	$6,753	$4,721
Promissory notes payable	76	915
Revolving credit facility	37,467	36,251
Accounts payable	14,843	9,014
Accrued expenses	4,269	6,100
Other liabilities	59	-

Total current liabilities	63,467	57,001

Notes Payable	-	18,184

Other Long-Term Liabilities	-	135

Total Liabilities	63,467	75,320

Commitments and Contingencies

Stockholders’ Deficit:
Series A convertible preferred stock, $1,000 par value, 500,000 authorized and none outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 6,962,821 and 6,574,044 shares issued and outstanding for 2006 and 2005, respectively	67	66
Additional paid in capital	230,949	227,336
Accumulated deficit	(245,322)	(238,131)
Unearned compensation	-	(564)

Total stockholders’ deficit	(14,306)	(11,293)

Total Liabilities and Stockholders' Deficit	$49,161	$64,027

See notes to consolidated financial statements

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years ended December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except share and per share data)

	Fiscal Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net revenues	$230,524	$216,103	$223,962

Cost of sales	185,667	173,668	177,348

Gross margin	44,857	42,435	46,614

Selling, general and administrative expenses	53,197	54,291	46,202
Loss (gain) on disposal of fixed assets and intangible assets	(1,355)	159	(1,027)
Depreciation and amortization expense	3,366	4,412	4,758
Impairment of goodwill and long-lived assets	3,103	-	260

Operating loss	(13,454)	(16,427)	(3,579)

Other income (expense):
Gain on extinguishment of debt	13,086	-	-
Interest expense	(5,525)	(5,900)	(5,654)
Interest income	75	84	43
Other income (expense)	(42)	391	605

Total other income (expense), net	7,594	(5,425)	(5,006)

Loss from continuing operations	(5,860)	(21,852)	(8,585)
Loss from discontinued operations	(1,331)	(33,005)	(31,259)
Net loss	(7,191)	(54,857)	(39,844)

FMG redeemable preferred stock dividends	-	-	(10,665)
DrugMax preferred stock dividends	-	(4,301)	(131)
Net loss available to common stockholders	$(7,191)	$(59,158)	$(50,640)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.85)	$(8.40)	$(51.94)
Loss from discontinued operations	(0.19)	(10.60)	(83.77)
Net loss available to common stockholders	$(1.04)	$(19.00)	$(135.71)

Weighted average shares outstanding:
Basic and diluted	6,903,942	3,113,881	373,149

See notes to consolidated financial statements

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
Fiscal Years ended December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except share data)

	Common Stock			DrugMax Series A Convertible				Total
			Additional	Preferred				Stockholders'
			Paid in	Stock		Accumulated	Unearned	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Deficit	Compensation	Equity
BALANCE—December 28, 2003	128,632	$1	$15,284	-	$-	$(149,173)	$-	$(133,888)

Net loss	-	-	-	-	-	(39,844)	-	(39,844)

Dividends accrued and accretion of issuance costs on FMG Series A, B, D and E Redeemable Convertible Preferred Stock through Merger date	-	-	-	-	-	(5,186)	-	(5,186)

Stock compensation related to vesting and exercise of FMG stock options	52,465	1	7	-	-	-	(8)	-

Dilution of common shares	(181,356)	(2)	(15,291)	-	-	-	-	(15,293)

Conversion of FMG notes payable, including accrued interest, into Familymeds Group, Inc. (formerly DrugMax) common stock	210,698	2	7,998	-	-	(54)	-	7,946

Conversion of certain FMG Redeemable Preferred Stock to Familymeds Group, Inc. (formerly DrugMax) common stock and reversal of accrued dividends not converted	836,352	8	106,291	-	-	22,026	-	128,325

Issuance of warrants to note holders in connection with the Merger	-	-	1,655	-	-	-	-	1,655

Dividends related to warrants issued to former FMG preferred shareholders in connection with the Merger	-	-	5,480	-	-	(5,480)	-	-

Issuance of common stock in connection with the Merger	819,665	8	44,550	-	-	-	-	44,558

Granting of restricted stock and stock options in connection with the Merger	65,605	1	7,186	-	-	-	(7,187)	-

Exercise of stock options	16,047	-	296	-	-	-	-	296

Other stock compensation	-	-	-	-	-	-	1,346	1,346

Issuance of warrants in connection with promissory notes	-	-	171	-	-	-	-	171

Issuance of Series A Convertible Preferred Stock	-	-	-	17,000	15,868	-	-	15,868

Issuance of warrants in connection with Series A Convertible Preferred Stock	-	-	1,872	-	(1,872)	-	-	-

Dividends accrued on Familymeds Group, Inc. (formerly DrugMax) Series A Convertible Preferred Stock	-	-	-	-	31	(130)	-	(99)

BALANCE—January 1, 2005	1,948,108	19	175,499	17,000	14,027	(177,841)	(5,849)	5,855

Net loss	-	-	-	-	-	(54,857)	-	(54,857)

Issuance of warrants to former FMG shareholders and note holders	-	-	45	-	-	-	-	45

Issuance of options to DrugMax employees and directors	-	-	59	-	-	-	-	59

Exercise of stock options	33,236	-	528	-	-	-	-	528

Restricted stock issued to DrugMax employees and directors	51,605	1	833	-	-	-	(834)	-

Forfeited Merger-related restricted stock	(1,525)	-	(56)	-	-	-	-	(56)

Stock compensation expense	-	-	-	-	-	-	6,119	6,119

Amortization of Familymeds Group, Inc. (formerly DrugMax) Series A Convertible Preferred Stock discount	-	-	656	-	1,560	(2,217)	-	(1)

Dividends on Familymeds Group, Inc. (formerly DrugMax) Series A Convertible Preferred Stock	60,659	1	1,001	-	281	(1,240)	-	43

Convertible note interest payments made in common stock	23,552	-	597	-	-	-	-	597

Proceeds from sale of common stock, net of $3,730,000 in expense	4,409,343	44	47,330	-	-	-	-	47,374

Redemption of Preferred A Stock for cash and shares of Familymeds Group, Inc. (formerly DrugMax) common stock	48,807	1	844	(17,000)	(15,868)	(1,976)	-	(16,999)

BALANCE—December 31, 2005	6,573,785	66	227,336	-	-	(238,131)	(564)	(11,293)

Adjustment due to SFAS 123 (R)	-	-	(564)	-	-	-	564	-

Net loss	-	-	-	-	-	(7,191)	-	(7,191)

Stock compensation expense	-	-	615	-	-	-	-	615

Exercise of stock options	1,521	-	9	-	-	-	-	9

Issuance of restricted stock to employees and directors	33,436	-	-	-	-	-	-	-

Convertible note interest payments made in common stock	26,142	-	229	-	-	-	-	229

Issuance of warrants to subordinated debt holders	-	-	2,508	-	-	-	-	2,508

Subordinated note principal and interest payments made in common stock	327,937	1	816	-	-	-	-	817

BALANCE—December 30, 2006	6,962,821	$67	$230,949	-	$-	$(245,322)	$-	$(14,306)

See notes to consolidated financial statements

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
(formerly DRUGMAX, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years ended December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands)

	Fiscal Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,191)	$(54,857)	$(39,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,366	4,413	4,758
Stock compensation expense	615	6,119	1,346
Noncash interest expense	1,348	1,008	1,665
Impairment of goodwill and long-lived assets	3,103	22,617	31,260
Amortization of deferred financing fees	299	257	288
Provision for doubtful accounts	943	1,275	342
Gain on extinguishment of debt	(13,086)	-	-
(Gain) loss on disposal of fixed assets and intangible assets	(1,355)	159	(1,027)
Effect of changes in operating assets and liabilities:
Trade receivables	(4,126)	6,440	(241)
Inventories	8,458	3,894	(2,100)
Prepaid expenses and other current assets	651	(926)	(1,970)
Accounts payable	5,096	(16,544)	3,529
Accrued expenses	(1,654)	(654)	1,984
Other	(307)	449	403

Net cash provided by (used in) operating activities	(3,840)	(26,350)	393

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,524)	(1,747)	(1,135)
Purchases of pharmacy assets	(244)	-	-
Proceeds from sale of drug distribution business	-	405	-
Proceeds from sale of pharmacy assets	1,550	150	1,103

Net cash used in investing activities	(1,218)	(1,192)	(32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of $3,730 in expense	-	47,374	-
Proceeds from (repayment of) revolving credit facility, net	1,216	3,381	(8,530)
Net proceeds from Series A Convertible Preferred Stock	-	-	15,868
Repayment of Series A Convertible Preferred Stock	-	(17,000)	-
Repayment of term loan	-	-	(4,000)
Repayment of promissory notes payable to ABDC	(11,914)	(1,369)	(2,335)
Repayment of notes payable	-	(575)	-
Repayment of obligations under capital leases	-	(30)	(44)
Payment of deferred financing fees	(89)	(417)	(592)
Proceeds from Deerfield notes payable	10,000	-	-
Proceeds from exercise of stock options	9	528	296

Net cash provided by (used in) financing activities	(778)	31,892	663

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,836)	4,350	1,024

CASH AND CASH EQUIVALENTS—Beginning of period	6,681	2,331	1,307

CASH AND CASH EQUIVALENTS—End of period	$845	$6,681	$2,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,911	$4,893	$3,701
Noncash transactions—
Subordinated Convertible Debenture interest payments made in common stock	$229	$597	$-
Payment of Familymeds Group, Inc. (formerly DrugMax) Series A preferred stock
dividends in common stock	$-	$1,002	$-
Increase in Subordinated Convertible Debenture due to deemed payment shortfall	$-	$481	$-
Note receivable from sale of drug distribution business	$-	$250	$-
Conversion of accounts payable to subordinated notes payable	$-	$23,000	$-
Conversion of notes payable and accrued interest into Familymeds Group, Inc.
(formerly DrugMax) Common Stock	$-	$-	$7,946
Exercise of FMG Series E Preferred Stock warrants into FMG Series E Preferred Stock	$-	$-	$4,000
Issuance of Familymeds Group, Inc. (formerly DrugMax) common shares in
connection with Merger	$-	$-	$44,558
Dividends relating to warrants issued to FMG preferred shareholders	$-	$-	$5,479
Interest expense relating to warrants issued to note holders	$-	$-	$1,655
Issuance of warrants to promissory note holders	$-	$-	$171
Issuance of warrants to Series A Convertible Preferred Stockholders	$-	$-	$1,872
Retirement of ABDC subordinated notes payable	$13,089	$-	$-
Principal payment on subordinated notes payable to Deerfield made in common stock	$500	$-	$-
Interest payment on subordinated notes payable to Deerfield made in common stock	$317	$-	$-
Capital expenditures incurred but not yet paid	$733	$-	$-

See notes to condensed consolidated financial statements

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - FISCAL YEARS ENDED DECEMBER 30, 1006, DECEMBER 31, 2005 AND JANUARY 1, 2005

1.	ASSET SALE, PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION, BUSINESS, DISCONTINUED OPERATIONS AND GOING CONCERN

Familymeds Group, Inc. (“Familymeds,” the “Company,” or “we” and other similar pronouns) is a pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc.  Familymeds Group, Inc. was formerly known as DrugMax, Inc. and on July 10, 2006, the Company amended its Articles of Incorporation to change its name from DrugMax, Inc. to Familymeds Group, Inc. As of December 30, 2006, we operated 77 Company-owned locations including 74 pharmacies, one health and beauty location, one non-pharmacy mail order center, and a drug distribution business primarily focused on the direct distribution of specialty pharmaceuticals to physicians, medical clinics and other health care providers known as Familymeds Medical Supply.  The Company also franchises 7 pharmacies.   The Company’s pharmacies are located in 13 states and operate under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite Pharmacy SM brand names.

As of December 30, 2006, the Company had a net shareholders’ deficit of $14.3 million and had incurred net losses of $7.2 million, $54.9 million and $39.8 million for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

During the past two years, the Company has taken significant steps to improve its operating results, reduce costs and improve its financial performance. These include the sale of common stock for net proceeds of $47.4 million, the redemption of all of its outstanding Series A Preferred Stock, the refinancing of the senior credit facility with a new $65.0 million facility, which allowed for additional borrowing availability, and the sale and discontinuation of a majority of the Company’s full-line wholesale drug distribution operations, which had incurred significant losses.

Further, during the second quarter of 2006, the Company entered into a Note and Warrant Purchase Agreement and certain other agreements described below, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International, Limited (collectively, “Deerfield”), pursuant to which Deerfield purchased two secured promissory notes in the aggregate principal amount of $10.0 million (one note in the principal amount of $3.3 million and the second note in the amount of $6.7 million, collectively the “Notes”) and eight warrants to purchase an aggregate of 1.65 million shares of Company common stock (the “Warrants”), for an aggregate purchase price of $10.0 million.  The $10.0 million purchase price for the Notes and Warrants was used entirely for an early repayment, settlement and termination of approximately $23.0 million in outstanding subordinated debt and accrued unpaid interest with the Company’s former supplier AmerisourceBergen Drug Corporation.

Also during the third and fourth quarters of 2006, the Company closed or sold underperforming stores and continued to evaluate its ongoing operations to improve results.  Despite these efforts, the Company continued to experience a reduction in gross margins due to the increased number of participants enrolled in Medicare Part D plans and the increased pressure by other third parties to reduce prescription reimbursement rates.

These negative pressures on gross margin coupled with the increasing demand for pharmacists, rising salary requirements, increasing health care costs and professional liability insurance costs, will continue to negatively impact the Company’s ability to become profitable.

During the 2nd half of 2006 the Company implemented selling and general administrative expense reduction measures, including a workforce reduction of 33 employees at the Company headquarters in Farmington, Connecticut in July 2006, directed at reducing costs and improving overall liquidity.

The continued gross margin pressure on prescription drug sales, among other factors, has created a more urgent need for a larger scaled enterprise for its clinic and Worksite Pharmacy business model. The Company exhaustively sought new capital; however, such financing opportunities were highly dilutive.

Familymeds strategic plan has been to seek long term sustainable profits by increasing sales through organic growth, continued focus on same store sales growth and expansion of new pharmacies in clinic and Worksite settings. However, in light of the factors noted above, the current competitive environment and the Company’s highly leveraged capital structure, the Board of Directors believed that the Company lacked the capital resources necessary in the long-term to compete effectively in its industry.  In an effort to maximize the value of the shareholders’ investment in the Company, the Board of Directors decided to examine certain financial and strategic alternatives to the Company remaining independent.

In October 2006, the Board of Directors retained JMP Securities LLC (“JMP Securities”) as its financial advisor to examine these alternatives and to contact certain potential strategic and financial partners with respect to a transaction with the Company.  With the Board of Directors frequent consultation and guidance throughout a process extending many months, management and JMP Securities considered a number of strategic alternatives for the Company and its business.  This included an analysis of the operating history and prospects for growth of the Company as a whole.

By December 2006, the Company received several written indications of interest and verbal expressions of continued interest.  The proposals were in the form of financing commitments, stock exchanges, and others in the form of asset purchases.

On February 7, 2007, our Board of Directors approved the Asset Purchase Agreement and the Plan of Complete Liquidation and Dissolution of the Company.  Its decision was based on a review of the Company’s past performance, projected future growth, ongoing liquidity constraints, vendor relations, industry outlook, and strategic alternatives.

Asset Sale

On February 14, 2007, Familymeds Group, Inc. together with its wholly owned subsidiaries Familymeds, Inc. and Arrow Prescription Corp., entered into an Asset Purchase Agreement with Walgreen Co., an Illinois corporation, Walgreen Eastern Co., Inc., a New York corporation (together with Walgreen Co., “Walgreens”), pursuant to which the Company will, subject to certain terms and conditions, sell up to 53 of our locations and related assets to Walgreens (the “Asset Sale”). Of the 53 locations, 33 of the clinic and Worksite locations will remain open and continue to operate in place. As consideration for this sale, Walgreens will assume only certain of our liabilities, including certain automobile and certain real estate leases, and will pay us approximately $43.0 million in addition to amounts to be paid for customer accounts receivable and inventories related to those locations. $3.0 million of the purchase price shall be placed into escrow until the earlier of one year from the closing date or the final distribution of assets to the Company’s shareholders or dissolution of Familymeds.

The Company intends to sell its remaining assets to several other national and regional pharmacy operators for cash and assumption of certain real estate leases, subject to closing physical inventory counts.

On March 30, 2007, Familymeds Group, Inc.’s shareholders voted to approve the sale of a majority of pharmacy assets to Walgreen Co. and Walgreen Eastern Co. Inc. Shareholders also voted to approve and adopt a plan of complete liquidation and dissolution of the Company and the transactions contemplated thereby pursuant to which the Company will be dissolved and liquidated.

Plan of Complete Liquidation and Dissolution

As discussed above, Familymeds’ Board of Directors approved the proposed Plan of Complete Liquidation and Dissolution of Familymeds (referred to herein as the “Plan of Complete Liquidation and Dissolution”) on February 7, 2007, subject to the approval of its shareholders which was obtained at the Special Meeting held March 30, 2007.

The Plan of Complete Liquidation and Dissolution provides that upon its approval by its shareholders, the Board of Directors, without further action by the Company’s shareholders, may:

•	dissolve Familymeds;

•	liquidate the Company’s assets;

•	pay, or provide for the payment of, any remaining, legally enforceable obligations of Familymeds; and

•	distribute any remaining assets to the Company’s shareholders.

Business- On March 19, 2004, Familymeds Group, Inc. (“FMG”) entered into an Agreement and Plan of Merger which was amended on July 1, 2004 and on October 11, 2004 (as amended, the “Merger Agreement”) with DrugMax, Inc. (“DrugMax”). Under the terms of the Merger Agreement, on November 12, 2004, FMG merged into DrugMax, and DrugMax became the surviving corporation in the merger (the “Merger”). The Merger was treated as a purchase of DrugMax by FMG for accounting purposes. Accordingly, for periods prior to the Merger, the information contained herein is the historical information of FMG. On July 10, 2006, DrugMax changed its name back to Familymeds Group, Inc,

The results of operations acquired in the merger have been included in the Company’s consolidated statements of operations (primarily in discontinued operations as described below) since the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed of $50.8 million was allocated to goodwill. The allocation of the purchase price was finalized during the nine months ended October 1, 2005 resulting in an increase of $1.0 million in goodwill. In connection with the Merger, the Company terminated certain DrugMax employees. Included in a restructuring liability as of the Merger date was a severance obligation of approximately $1.0 million. The total amount of the severance obligation was reduced by payments during 2006 to $0.3 million. Additionally, an accrued lease liability of $0.1 million was recorded related to an office location that is no longer used by the Company.

The purchase price of approximately $44.6 million represents the fair value ($37.8 million) of the shares of the Company’s common stock retained by the existing common shareholders of Familymeds Group, Inc., the value ($5.2 million) of outstanding DrugMax options which vested in connection with the Merger and $1.6 million of Merger costs.

In the Merger, the shareholders of FMG (along with certain FMG warrant holders and note holders) received an aggregate of 1,047,806 shares of the Company’s common stock along with warrants to purchase an additional 353,850 shares of the Company’s common stock. The exercise price of the warrants is $26.10 per share. In addition, in connection with the Merger, the Company issued an aggregate of 65,605 shares of restricted common stock, along with options to purchase an additional 157,284 shares of common stock, to certain employees and directors of FMG who agreed to continue providing services post-Merger. The exercise price of the stock options is $5.70 per share. The noncash compensation charge recorded during the fiscal year ended December 31, 2005 and January 1, 2005 relating to the restricted stock and stock options related to the Merger was $5.8 million and $1.3 million, respectively, which was based on the provisions of the restricted stock and stock option agreements. During the fiscal year ended December 31, 2005, an additional 3,814 warrants were issued to former FMG shareholders. These additional warrants were valued at $0.05 million which was reflected as an adjustment to goodwill during the fiscal year ended December 31, 2005.

Discontinued Operations- In September 2005, Hurricane Katrina resulted in the temporary closure of the warehouse facility located in St. Rose, Louisiana. The Company maintains insurance coverage, which provides for reimbursement from losses resulting from property damage, loss of product and losses from business interruption. The Company estimates approximately $0.2 million of inventory was damaged during the hurricane and incurred approximately $0.8 million of incremental costs related to closing the facility and relocating the inventory and operations to the Company’s New Castle facility. Additionally, provisions for bad debts of $0.5 million were recorded related to estimated losses resulting from customers whose businesses were affected by the hurricane and the related unamortized customer list asset of $0.5 million was also written off. These costs were expensed and included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2005. The Company is attempting to recover these costs through insurance claims. No amounts have been recorded related to the expected recovery from insurance and the Company is still pursuing reimbursement efforts.

During the third quarter of 2005, the Company determined that it would sell certain assets of its wholesale drug distribution business and discontinue a significant portion of the operations for the year ended December 31, 2005 conducted out of the New Castle, Pennsylvania facility. The Company continued to purchase pharmaceuticals utilizing the authorized distributor agreements and distribute pharmaceuticals directly to physicians, medical clinics and other health care providers. Revenues for this portion of the drug distribution operations were $2.3 million for the year ended December 31, 2005 and are included in continuing operations.

During fiscal year ended December 31, 2005, the Company operated two drug distribution facilities: Valley Drug Company and Valley Drug Company South. During the third quarter of 2005, the Company determined that it would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, as of October 1, 2005, the Company considered substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes. In December 2005, Rochester Drug Cooperative (“RDC”) acquired certain assets from the Company’s wholly-owned subsidiary, Valley Drug Company, including a customer list, furniture, fixtures and equipment located at the Company’s New Castle, Pennsylvania facility (the “RDC Sale”). In connection with the sale, RDC assumed certain property leases, customer and other miscellaneous contracts. The total purchase price for these select assets was $0.7 million, of which $0.4 million was received upon closing and $0.3 million is required to be paid if and when the Pennsylvania Industrial Development Authority (“PIDA”) consents to a lease assignment of the New Castle facility to RDC. The Company leased this premises from Becan Development LLC (“Becan”), a company owned by a current director of the Company (Jugal Taneja) and certain former directors, officers and employees of the Company.

The original lease (dated December 30, 2003) (the “Original Lease”) provided for a term of 15 years, expiring December 30, 2018, and monthly lease payments of $0.017 million.  When the Original Lease was executed, Becan and Valley North entered into a Consent, Subordination and Assumption Agreement (the “Guarantee”) with the Pennsylvania Industrial Development Authority (“PIDA”) and Regional Industrial Development Corporation of Southwest Pennsylvania (“RIDC”) dated December 30, 2003, pursuant to which, among other things, Becan and Valley Drug Company (Valley North”), jointly and severally, assumed all obligations of RIDC to make payments and discharge all obligations expenses, costs and liabilities of RIDC in connection with the PIDA note (the “PIDA Note”).  The PIDA Note is also secured by the Original Lease and the property.

In connection with RDC Sale, Becan and Valley North agreed to shorten the lease to five years ending, December 2010, and to sublease the premises to RDC. It was the intent of the parties at that time to assign the lease to RDC upon the consent to such assignment by PIDA.  RDC held back $0.3 million of the purchase price related to the RDC Sale pending receipt of PIDA’s consent. Recently, PIDA agreed to consent to the assignment of the lease to RDC subject to the preparation of final documents, including documents evidencing the parties agreement to shorten the maturity of the PIDA Note to five years ending December 2010; but, during October 2006, RDC notified PIDA that it was withdrawing its application to PIDA and that it was no longer willing to assume the lease.   Contemporaneously with its notice to PIDA, RDC notified the Company that it refused to pay the $0.3 million holdback to Valley because of the delays in obtaining the PIDA consent.  RDC has signed a sublease for the property and remains legally responsible for the lease payments.  In October 2006, the Company filed a demand for arbitration claiming RDC has acted in bad faith and demanding $0.3 million. Becan and its principals, including Mr. Taneja, indemnified Valley North and the Company against any claims or demands PIDA may bring against Valley or the Company in connection with the PIDA Note and will use their best efforts to have Valley released from all obligations under the PIDA Note.

Further, as part of the discontinuance of substantially all of the drug distribution business, the Company recorded a goodwill impairment charge of $19.4 million during the year ended December 31, 2005. The Company also recorded a goodwill impairment charge of $31.0 million during the year ended January 1, 2005. The Company has estimated that any proceeds which may be realized from sale of this business in connection with the liquidation of the Company will not be sufficient to recover the remaining goodwill as of December 30, 2006. Accordingly, we have recorded an impairment charge of approximately $1.4 million in the consolidated statement of operations for the year ended December 30, 2006.

Net revenues related to the discontinued operations were $0.0 million, $103.6 million and $15.3 million for the fiscal years ended December 30, 2006, December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively.  The loss from discontinued operations was $1.3 million, $33.0 million and $31.3 million the fiscal years ended December 30, 2006, December 31, 2005 and for the period November 12, 2004 (the Merger date) to January 1, 2005, respectively. During the third quarter 2006, the Company received notification of a tax assessment from a state tax authority relating to the Company’s discontinued operations.  The Company has accrued $0.2 million of estimated income taxes relating to this matter which is reflected as a component of discontinued operations.

Going Concern— The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 30, 2006, the Company had a net shareholders' deficit of $14.3 million, has incurred net losses of $7.2 million, $54.9 million and $39.8 million for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 and in March 2007 the Company’s shareholders approved a plan of liquidation and dissolution of the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern.

2.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business— As of December 30, 2006, the Company operated 74 pharmacies, including one home health center and one non-pharmacy mail order center, in 13 states under the Arrow Pharmacy & Nutrition Center, Familymeds Pharmacy, and Worksite PharmacySM brand names.

Fiscal Periods—The Company reports on a 52-53 week fiscal year. Fiscal years 2006 and 2005 include 52 weeks, while fiscal year 2004 includes 53 weeks.

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

Inventories—Inventories consist of pharmaceuticals and other retail merchandise. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Inventories are monitored for out of date or damaged products. Inventories are recorded net of a reserve for obsolescence of approximately $2.6 million and $2.1 million at December 30, 2006 and December 31, 2005, respectively. The drug distribution operations accept return of product from its customers for product which is resaleable, in unopened containers and expires six months or more from the return date.

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

For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent payable. As of December 30, 2006 and December 31, 2005, a liability of approximately $0.1 million, was recorded related to deferred rent payable.

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

Other Intangible Assets—Prescription file intangible assets were recorded at fair value in connection with store acquisitions. The Company amortizes prescription files on a straight-line basis over an estimated useful life of seven years. Authorized distributor licenses, trademarks and patents and a customer list were recorded in connection with the Merger. Authorized distributor licenses relate to contractual and non-contractual relationships with pharmaceutical manufacturers allowing direct access to purchase their products. These contracts are amortized on a straight-line basis over an estimated life of 15 years. Trademarks and patents are amortized on a straight-line basis over their estimated life of 15 years. The customer list was amortized on a straight-line basis over an estimated life of five years. Noncompete agreements relate to agreements with former storeowners who sold their pharmacies to the Company. These agreements are amortized on a straight-line basis over the lives of the agreements, generally two to five years. Royalty rights relate to the purchase of certain franchise license agreements and are amortized on a straight-line basis over an estimated life of 20 years

Deferred financing costs are amortized as interest expense on an effective yield basis over the terms of the related debt. Amortization of approximately $0.3 million, $0.3 million and $0.3 million, for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively, was recorded as interest expense in the accompanying consolidated statements of operations.

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

Concentration of Credit Risk—The Company’s receivables for the pharmacy operations are principally from third-party insurance plans and state Medicaid programs (collectively, “Third-Party Customers”). The largest individual Third-Party Customer accounted for approximately 11%, 13% and 12% of the Company’s net revenues for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. There is no other customer that represents over 10% of the Company’s net revenues for these periods. Total gross trade receivables for this customer were $1.3 million, $1.8 million and $0.7 million, as of December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Advertising—Advertising costs are charged to expense as incurred and were approximately $0.9 million, $1.2 million and $1.3 million for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Shipping and Handling Costs—Outbound shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $1.3 million, $1.6 million and $1.3 million for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

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

Per Share Information—The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include in-the-money stock options and in-the-money warrants of restricted stock. All options and warrants to purchase shares of common stock were not included in any computations of diluted net loss per common share, because inclusion of such shares would have been anti-dilutive.

Segment—The Company operated as one business segment for all periods presented.

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees.

On January 1, 2006, the Company adopted SFAS No. 123(R) using a modified prospective method resulting in the recognition of share-based compensation expense of $0.6 million. Prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to January 1, 2006, and the adoption of FAS123(R), the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and its related interpretations in accounting for employee stock compensation and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, to account for options issued to nonemployees. Forfeitures are accounted for in the period the options are actually forfeited. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss would have changed to the pro forma amounts indicated below:

	Fiscal Year Ended
	December 31,	January 1,
	2005	2005
Net loss available to common shareholders, as reported	$(59,158)	$(50,640)

Add: Actual stock-based employee compensation expense	6,118	1,346
Less: Pro forma stock-based employee contribution expense	(6,580)	(1,033)
Effect of stock-based employee compensation expense determined under fair method valuation for all awards	(462)	313
Pro forma net loss available to common shareholders	$(59,620)	$(50,327)
Basic and diluted net loss available to common shareholder per share:
As reported	$(19.00)	$(135.71)
Pro forma	$(19.15)	$(134.90)

The fair value of each option grant has been for SFAS No. 123 purposes on the date of grant using the Black Scholes pricing model with the following assumptions:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005
Risk-free interest rate	3.42% - 4.52%	3.54% - 4.22%
Expected life	3 years	3 years
Volatility	58%	48%
Dividend yield	—%	—%
Weighted average fair value of each option granted	$1.77	$3.50

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

3.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position or results of operations as a full valuation allowance has been established.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations.

4.	IMPAIRMENTS OF GOODWILL AND LONG-LIVED ASSETS

During the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company recorded goodwill impairment charges of $1.4 million, $19.4 and $31.0 million, respectively relating to Familymeds Medical Supply business and discontinued operations. During the fiscal year ended December 30, 2006, the Company recorded an impairment charge of $1.7 million related to trademarks for $0.2 million and related to the wholesale distributor contracts for $1.5 million associated with the Familymeds Medical Supply business. The 2006 charges are included in continuing operations in the accompanying consolidated statements of operations. In addition, during the fiscal year ended December 31, 2005, the Company recorded an impairment charge of $3.2 million related to trademarks for $2.7 million and the customer list for $0.5 million associated with the discontinued business. The 2005 charges are included in discontinued operations in the accompanying consolidated statements of operations.

During the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company approved the closure of four, one and seven underperforming stores, respectively, and as a result, no impairments of long-lived assets were recorded in connection with the disposal of the related prescription file intangible assets and equipment for these locations as they were fully amortized at the time of disposal. Additionally, net lease obligations related to these stores of approximately $0.0 million, $0.0 million and $0.2 million were accrued, respectively and are included in write-downs of long-lived assets. During the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company had favorable settlements on lease obligations of approximately $0.0 million, $0.0 million and $0.1 million, respectively. Revenues for stores closed were $6.3 million, $0.8 million, and $1.7 million for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The operating income (loss) for the stores closed was $0.1 million, ($0.2) million and ($0.4) million for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The Company also recorded impairment charges for prescription file intangible assets and property and equipment of approximately $0.0 million, $0.0 million and $0.3 million relating to underperforming and relocated stores during the fiscal years ended December 31, 2005, January 1, 2005, and December 27, 2003.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of (amounts in thousands):

	December 30, 2006	December 31, 2005
Land	$393	$—
Computer equipment and software	9,900	8,983
Furniture, fixtures and equipment	5,850	4,634
Leasehold improvements	4,401	3,892
Equipment under capital lease obligations	177	177
Construction in progress	50	353
Total	20,771	18,039
Less accumulated depreciation and amortization	(14,502)	(13,080)
Property and equipment, net	$6,269	$4,959

Depreciation and amortization expense of the Company’s property and equipment was approximately $1.8 million, $1.8 million and $2.2 million for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

6.	GOODWILL

The changes in the carrying value of goodwill for the fiscal years ended December 30, 2006 and December 31, 2005 are as follows (amounts in thousands):

	Fiscal Year Ended December 30, 2006	Fiscal Year Ended December 31, 2005
Goodwill, beginning of fiscal year	$1,355	$19,813

Adjustments to Goodwill:
Additional contract costs relating to the Merger	—	936
Merger expenses, including warrants issued to FMG shareholders related to the Merger	—	131
Other		(104)
Total Adjustments to Goodwill	—	964

Goodwill impairment charge	(1,355)	(19,422)

Goodwill, end of fiscal year	$—	$1,355

The Merger required the Company to enter into an agreement with a former officer and director which requires payments in excess of market value over a three year period. The incremental costs of approximately $1.0 million over the term of the agreement were recorded as goodwill.  As of December 30, 2006, the remaining goodwill of $1.4 million relating to the Familymeds Medical Supply business (the ongoing business of direct distribution of pharmaceuticals to physicians, medical clinics and other healthcare providers) was written off in connection with the required annual impairment tests. The Company has estimated that any proceeds which may be realized from sale of this business in connection with the liquidation of the Company will not be sufficient to recover this amount.

7.	OTHER INTANGIBLE ASSETS

Other intangible assets consist of (amounts in thousands):

	December 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prescription files	$17,475	$(17,008)	$18,130	$(16,255)
Trademarks and copyrights	818	(612)	818	(332)
Wholesale distributor contracts	1,800	(1,800)	1,800	(135)
Noncompete agreements	869	(868)	883	(882)
Deferred financing costs	984	(369)	895	(70)
	$21,946	$(20,657)	$22,526	$(17,674)

During fiscal year ended December 30, 2006, the Company recorded $1.7 million of impairment charges for trademarks of $0.2 million and the wholesale distributor contracts of $1.5 million related to Familymeds Medical Supply, respectively. The Company has estimated that any proceeds which may be realized from sale of this business in connection with the liquidation of the Company will not be sufficient to recover this amount. These charges have been recorded as impairments of goodwill and long-lived assets in the loss from continuing operations within the accompanying consolidated statements of operations.

The weighted average amortization period for intangible assets is approximately 4.0 years as of December 30, 2006. Included in the loss from continuing operations is amortization expense related to other intangible assets of approximately $1.6 million, $2.6 million and $2.6 million for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Estimated future amortization expense for the succeeding five years is as follows (amounts in thousands):

Fiscal Year Ending	Amount
2007	$672
2008	335
2009	97
2010	34
2011	25

8.	DEBT

Debt consists of the following (amounts in thousands):

	December 30, 2006	December 31, 2005
Revolving credit facility	$37,467	$36,251
Promissory notes payable	76	915
Subordinated notes payable, net of discount of $2,247	6,753	—
Subordinated notes payable	—	22,905
Total	$44,296	$60,071

Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65.0 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the prime index rate plus an applicable prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of December 30, 2006 was 8.25%. As of December 30, 2006, the interest rate, including applicable margin, used to calculate accrued interest was 8.5%. Interest is payable monthly.

The New Credit Facility includes usual and customary events of default (subject to applicable grace periods) for facilities of this nature and provides that, upon the occurrence of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the New Credit Facility shall automatically become immediately due and payable, and the lenders’ commitments shall automatically terminate. The New Credit Facility does not include any financial covenants.

The New Credit Facility includes an early termination fee of $0.7 million if paid in full before October 12, 2008. The New Credit Facility is secured by substantially all assets of the Company. As of December 30, 2006, $37.5 million was outstanding on the revolving line of credit and $1.0 million was available for additional borrowings, based on eligible receivables, inventory and prescription files.

In connection with the Walgreens’ Asset Sale, Wells Fargo Retail Finance, LLC, as agent for the revolving credit lenders pursuant to the Loan and Security Agreement dated as of October 12, 2005 (as amended, modified, supplemented or restated and in effect from time to time, the “Loan Agreement”) among (i) Familymeds Group, Inc. (f/k/a Drugmax, Inc.), as Lead Borrower, (ii) the other Borrowers party thereto from time to time, (iii) the Revolving Credit Lenders party thereto from time to time, (iv) and Wells Fargo, has consented to the Asset Sale and the consummation of the sale, subject to various terms and conditions. Among those conditions, we agreed that all proceeds received by us from the sale shall be paid to Wells Fargo for application to the credit facility until all amounts due under the facility are paid in full and the Loan Agreement is terminated. Each such payment of proceeds applied to the credit facility shall permanently reduce the commitments in the amount of such payment.

Retired Subordinated Note and Convertible Debenture

On March 22, 2005, the Company converted $23.0 million in accounts payable owed to AmerisourceBergen Drug Corporation (“ABDC”) (after having repaid $6.0 million on March 23, 2005 in connection with the closing of the new vendor supply agreement) into (a) a subordinated convertible debenture in the original principal amount of $11.5 million (the “Subordinated Convertible Debenture”) and (b) a subordinated promissory note in the original principal amount of $11.5 million (the “Subordinated Note”).

As further described below, on June 29, 2006, the Company and ABDC entered into an agreement pursuant to which the parties agreed to settle and retire both existing debt instruments for a lump sum repayment of $10.0 million.

Note and Warrant Purchase Agreement

On June 29, 2006, the Company entered into a Note and Warrant Purchase Agreement and certain other agreements, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. (“Deerfield L.P.”) and Deerfield Special Situations Fund International, Limited (“Deerfield International”), pursuant to which Deerfield L.P. and Deerfield International (collectively, “Deerfield”) purchased two secured promissory notes in the aggregate principal amount of $10.0 million (one note in the principal amount of $3.3 million and the second note in the amount of $6.7 million collectively the “Notes”) and eight warrants to purchase an aggregate of 1.65 million shares of Familymeds Group, Inc. common stock (the “Warrants”), for an aggregate purchase price of $10.0 million.

The $10.0 million purchase price for the Notes and Warrants was used entirely for an early repayment, settlement and termination of approximately $23.0 million in outstanding subordinated debt with Familymeds Group’s former supplier AmerisourceBergen Drug Corporation (“ABDC”). The subordinated debt with ABDC consisted of a subordinated convertible debenture in the original principal amount of $11.5 million and a subordinated promissory note in the original principal amount of $11.5 million. Both original debt instruments were 5-year agreements maturing in September 2010. In connection with the Deerfield transaction, Familymeds Group and ABDC entered into a payoff and mutual release agreement pursuant to which the parties agreed to settle and retire both existing debt instruments for a lump sum repayment of $10.0 million. Wells Fargo Retail Finance, LLC (“WFRF”), the Company’s senior lender, consented to Familymeds Group’s early repayment of the ABDC debt and waived any default under Familymeds Group’s credit facility with WFRF as a result of such repayment by entering into an amendment to such credit facility with Familymeds Group and its subsidiaries. . The Company extinguished the ABDC Notes on June 29, 2006 which resulted in a gain on the extinguishment of $13.1 million.

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.17 million and $0.33 million, respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid by the Company at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate on this debt, the Company records the average quarterly interest expense and record a corresponding asset or liability for the difference not currently payable each quarter. As of December 30, 2006, the Company has classified this liability as current as it expects to retire this obligation within 12 months of the balance sheet date.

In lieu of making any interest payments in cash during the first and second year of the Notes, the Company may issue and deliver to Deerfield shares of Company common stock.  Pursuant to an amendment in October 2006, such shares shall be issued annually and Deerfield shall not be able to transfer or sell such shares until such time as the quarterly interest payment represented by those shares shall become due.  During the fourth quarter of 2006, 58,878 shares of common stock were issued to Deerfield representing the first year’s interest of approximately $0.2 million.

On December 15, 2006, the Company and Deerfield agreed pursuant to an amendment to the Notes and an investor rights agreement, that in lieu of making the December 1, 2006 principal payment in cash, the Company shall issue and deliver to Deerfield a number of shares of common stock, par value $0.001 per share, of Borrower equal to 269,059.

The Notes contain usual and customary events of default for notes of these dollar amounts and provide that, upon the occurrence of an event default, the entire outstanding principal balance and all interest accrued under each note shall immediately become due and payable without demand or notice to the Company.

The Notes are secured by subordinated security interests in substantially all of the assets of the Company and its subsidiaries, Familymeds, Inc. and Valley Drug Company South (“Valley South”). These subordinated security interests are evidenced by three security agreements: (i) a Security Agreement between the Company and Deerfield L.P., as agent for Deerfield (the “Agent”), (ii) a Security Agreement between Familymeds, Inc. and the Agent, and (iii) a Security Agreement between Valley South and the Agent (collectively, the “Security Agreements”). The Security Agreements are expressly subordinated to the prior lien rights of WFRF pursuant to the Company’s existing credit facility with WFRF. Both Familymeds and Valley South have entered into guaranty agreements pursuant to which they have guaranteed all of the obligations of the Company under the Notes.

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

On June 29, 2006, in accordance with Accounting Principles Board (“APB”) Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company allocated the proceeds received between the debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received. The net value allocated to the warrants was $2.5 million and was determined using the Black-Scholes option pricing formula. The $2.5 million has been recorded as debt discount and will be amortized over the life of the related debt using the effective interest method. The effective interest rate on the Notes, after giving effect to the amortization of the debt discount is approximately 17.0% annually.

9.	CAPITAL STOCK

Common Stock—The number of authorized shares of common stock was increased from 24 million to 45 million shares on November 12, 2004. In connection with the Merger, the shareholders of FMG (along with certain FMG warrant holders and note holders) received an aggregate of 1,047,806 shares of Familymeds common stock. On September 7, 2005, shareholders of the Company approved an amendment to increase the Company’s authorized shares of common stock from 45 million to 100 million. Then, on September 27, 2005, the Company’s authorized shares of common stock increased from 100 million to 200 million. Authorized common stock consists of 200 million shares of common stock, $.001 par value as of December 30, 2006 and December 31, 2005.

On August 27, 2003, the Company adopted the Drugmax, Inc. 2003 Restricted Stock Plan (“the Restricted Stock Plan”). Prior to the Merger, the Company had not issued any restricted shares under the Restricted Stock Plan. On November, 12, 2004, the number of shares authorized under the Restricted Stock Plan was increased from 150,000 shares to 350,000 shares. In connection with the Merger, the Company issued an aggregate of 65,605 shares of the Company’s restricted common stock to certain employees and directors of FMG. The restricted stock was scheduled to vest on March 25, 2005 or upon such time as a registration statement is declared effective. On March 23, 2005, certain of the restricted stock agreements were amended to change the vesting to June 15, 2005 or upon such time as a registration statement is declared effective by the SEC. The compensation charge recorded during the years ended December 31, 2005 and January 1, 2005 relating to the restricted stock was $2.1 million and $0.6 million, respectively, which was based on the vesting provisions of the original restricted stock agreements.

During fiscal years ended December 30, 2006 and December 31, 2005, the Company issued 33,436 and 51,605 shares of restricted stock to directors and employees, respectively. The shares issued to directors vested one-third upon the date of grant and one-third on each anniversary thereof. The employee shares vest two-thirds upon the first anniversary of the grant and one-third upon the second anniversary of the grant. Compensation expense related to these shares of $0.4 million and $0.3 million was recorded during the fiscal years ended December 30, 2006 and December 31, 2005, respectively.

Preferred Stock— The number of authorized shares was increased from two million to five million preferred shares at the annual meeting on November 12, 2004, of which 17,000 shares have been designated as Series A Convertible Preferred Stock. On December 2, 2004, for an aggregate purchase price of $17 million, the Company sold to certain qualified institutional buyers and accredited investors an aggregate of 17,000 shares of Series A convertible redeemable preferred stock (the “Series A”). These shares were convertible into an aggregate of 459,459 shares of the Company’s common stock, based upon an initial conversion price of $37.00 per share. However, in an amendment to the certificate of designation, on July 7, 2005, the conversion price was reduced from $37.00 per share to $28.00 per share and the Series A stock became convertible into an aggregate of 607,143 shares of Familymeds common stock. In addition, the investors received warrants to purchase an aggregate of 137,837 shares of Familymeds common stock. The exercise price of the warrants was $42.50 per share upon issuance. The exercise price was reduced to $10.90 upon the redemption of the Series A. The warrants are exercisable into common stock and expire on the fifth anniversary of the closing. The fair value of the warrants was originally estimated at $1.9 million based on Black Scholes valuation. The modification of the warrant exercise price resulted in an increase in the fair value of the warrants of $0.7 million to $2.5 million which is being recorded as additional preferred stock dividends over the ten-year estimated life of the Familymeds Series A convertible redeemable preferred stock. In connection with the redemption of the Series A convertible preferred stock, on October 3, 2005, the unamortized discount was fully amortized and recorded as an increase to the accumulated deficit in the consolidated statement of changes in shareholders’ (deficit) equity.

The Company filed a registration on Form S-3 to register the resale of the shares of common stock issuable upon the conversion of the Series A stock and the exercise of the warrants. The Company was required to maintain the registration effective until all of such shares have been sold or may be sold without volume restrictions pursuant to rule 144. The Form S-3 was declared effective by the SEC on January 19, 2005. The Company’s agreement with the preferred shareholders contained a provision to the effect that if the registration statement ceased for any reason to remain continuously effective or the holders were not permitted to utilize the prospectus therein to resell such registrable securities for 10 consecutive calendar days but no more than an aggregate of 15 calendar days during any 12-month period (the “Event Date”), then in addition to any other rights the holders may have, the Company shall pay to each holder an amount in cash equal to 2% of the aggregate purchase price paid by such holder as partial liquidated damages. Such amounts were to be payable on the Event Date and on each monthly anniversary of the Event Date until such time as the registration statement became effective or until the holders are permitted to utilize the prospectus to resell securities.

Effective April 20, 2005, the Company suspended sales under the previously filed registration statement to resell such securities. Under the terms of the Series A, the investors were entitled to liquidated damages until such time as the registration statement became effective. On July 7, 2005, the Company amended the certificate of designation to reduce the conversion price of the Series A from $37.00 to $28.00 per share. In exchange, investors representing 95% of the Series A shareholders agreed to waive liquidated damages under the registration rights agreement through the date of the amendment and to amend the registration rights agreement to require the filing of a registration statement covering the registrable securities by July 8, 2005 and to require the effectiveness of such registration statement to be no later than October 1, 2005. On July 7, 2005, the Company filed a registration statement on Form S-1. The SEC declared the Form S-1 effective on August 10, 2005. The amount of the liquidated damages owed as of July 2, 2005, $1.0 million, substantially all of which was waived by the shareholders, was recorded as additional Familymeds preferred stock dividends for the three months ended July 2, 2005. A total of $1.1 million was accrued through July 7, 2005 related to liquidated damages and reversed during the three months ended October 1, 2005. The revised conversion price does not represent a beneficial conversion feature.

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

On October 3, 2005, the Company redeemed the Series A convertible redeemable preferred stock for cash of $17.0 million and 48,807 shares of common stock valued at $0.8 million. The common stock issued is reflected as an additional dividend on the Series A convertible redeemable preferred stock.

FMG Redeemable Convertible Preferred Stock— Prior to the Merger, FMG had outstanding Series A, B, C, D and E Preferred Stock. In connection with the Merger, the Company issued 836,353 shares of its common stock to certain FMG preferred shareholders which were allocated to FMG’s preferred shareholders based on liquidation preferences. Based on the ten-day-weighted stock price of $37.969 as of November 12, 2004, the FMG Series E shareholders received Company common stock equal to their full liquidation preference, the FMG Series C preferred shareholders and FMG Series D preferred shareholders received Familymeds stock equal to approximately 7% of their liquidation preferences and the FMG Series A preferred shareholders, FMG Series B preferred shareholders and FMG common shareholders received no consideration for their shares.

The Company also issued warrants to purchase 350,009 shares of the Company’s common stock at $26.10 per share to the former FMG shareholders and note holders. The warrants were allocated among the FMG shareholders, note holders in the same manner as the Familymeds common stock and warrants to purchase 195,069 shares were allocated to former FMG preferred shareholders. The fair value of the warrants issued to the former FMG preferred shareholders of $5.5 million based on a Black Scholes valuation was recorded as a preferred stock dividend prior to the Merger.

Following is a summary of FMG liquidation preferences and the shares received by FMG note holders and preferred shareholders in the Merger:

	Familymeds Common Shares Received	Liquidation Value as of Merger Date	Carrying Value as of Merger Date
Noteholders, including accrued interest	210,698	$8,000	$8,000
Series E Preferred Shareholders, after warrant exercise	697,471	26,482	17,860
Series D Preferred Shareholders	95,273	3,617	54,619
Series C Preferred Shareholders	43,609	1,656	25,000
Series B Preferred Shareholders	—	—	14,688
Series A Preferred Shareholders	—	—	8,159

Total	1,047,051	$39,755	$128,326

Dividends on FMG preferred stock were accrued through the Merger date. Following is a summary of the terms and conditions of the FMG preferred stock prior to the Merger:

FMG Series E Redeemable Convertible Preferred Stock—On June 22, 2001, FMG issued to existing investors 988,441 shares of Series E Redeemable Convertible Preferred Stock (“FMG Series E Preferred Stock”) at a purchase price of $9.87 per share for aggregate proceeds of $9.8 million. In connection with this transaction, FMG incurred $0.2 million of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series E Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. For the fiscal year ended January 1, 2005, $0.04 million, of expenses were accreted. The Series E Preferred Stock accrued dividends at 8% per annum, was senior to all other classes of stock, had certain special voting rights and had an initial liquidation value of $9.87 per share. In exchange for the commitment and funding of the Notes, FMG issued certain note holders warrants to purchase 438,249 shares of FMG Series E Preferred Stock at an exercise price of $9.87 per share. The fair value of the warrants as of the date of issuance was $0.05 million using the Black-Scholes model. These warrants were exercised into 438,249 shares of FMG Series E Preferred Stock on a cashless basis prior to the Merger.

FMG Series E Preferred Stock was senior to all other Series of preferred stock and had to have 100% of their liquidation preference satisfied prior to distribution to the other Series of preferred stock. As of the Merger, November 12, 2004, Series E was convertible into common stock at $148.10 per share. The Series E Preferred Stock accrued dividends at 8% per annum, and had certain special voting rights. Upon a liquidation event, Series E preferred shareholders were entitled to receive the greater of the value of two times the liquidated value plus accrued dividends or the amount received on an “as converted” basis. The holders had the right to require the Company to redeem the Series E Preferred Stock in August 2005.

FMG Series D Redeemable Convertible Preferred Stock—In July 2000, FMG issued to an investor group 1,542,188 shares of Series D Redeemable Convertible Preferred Stock (“FMG Series D Preferred Stock”), with a par value of $0.01 at a purchase price of $18.37 per share for gross proceeds of $28.3 million. In connection with this transaction, FMG incurred approximately $1.8 million of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series D Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. For the fiscal years ended January 1, 2005, $0.3 million, of expenses were accreted, respectively.

In connection with the FMG Series D Preferred Stock issuance, $10.0 million of convertible promissory notes issued in March 2000 were converted into FMG Series D Preferred Stock in fiscal 2000 at $17.45 per share. Upon conversion, the note holders received 573,017 shares of FMG Series D Preferred Stock and exercised the nondetachable warrants for an additional 102,564 shares of FMG Series D Preferred Stock at a price of $9.75 per share for $1.0 million.

 The Series D Preferred Stock was convertible into common stock at any time and would automatically convert into common stock upon the closing of an initial public offering with gross proceeds of at least $30.0 million. The FMG Series D Preferred Stock accrued dividends at 8% per annum, had certain special voting rights and had an initial liquidation value of $18.37 per share. Due to the absence of certain events, including an underwritten public offering of FMG’s stock, not occurring within 18 months, the FMG Series D Preferred Stock shareholders’ conversion price was adjusted. The adjusted conversion price entitled such shareholder to the number of common shares issuable upon conversion of the Series D. The change in the conversion ratio had no accounting implications since the conversion terms did not represent a beneficial conversion feature. Additionally, in the event of an underwritten public offering, dividends would become payable in cash. Upon liquidation or redemption, the Series D Preferred Stock shareholders were entitled to the liquidation value, including any unpaid dividends. The holders of FMG Series D Preferred Stock had the right to require the Company to redeem the stock in August 2005. FMG Series D and C Preferred Stock were senior to FMG Series B and A Preferred Stock, but were subordinate to FMG Series E Preferred Stock. Series D and C shared pari passu after satisfaction of the Series E in connection with the Merger.

FMG Series C Convertible Preferred Stock—On May 14, 1999, FMG issued to an investor group 2,564,102 shares of Series C Convertible Preferred Stock (“FMG Series C Preferred Stock”), with a par value of $0.01 at a purchase price of $9.75 per share for aggregate proceeds of $25.0 million. In connection with this transaction FMG incurred $0.3 million of professional fees and closing costs, which were offset against the proceeds. The FMG Series C Preferred Stock shareholders were entitled to convert each share of FMG Series C Preferred Stock into that number of fully paid and non-assessable shares of common stock as is determined by dividing the initial conversion price of $14.63 by the conversion price in effect at the time of conversion. The conversion rate was subject to adjustment for the effects of dilution. The FMG Series C Preferred Stock shareholders were entitled to certain special voting rights, preferential liquidation rights (initial liquidation value of $9.75 per share) and anti-dilutive provisions. Dividends did not accrue on the Series C Preferred Stock.

FMG Series B Redeemable Convertible Preferred Stock—On June 8, 1998, FMG issued to an investor group 2,042,105 shares of Series B Redeemable Convertible Preferred Stock (“FMG Series B Preferred Stock”), with a par value of $0.01 at a purchase price of $4.75 per share for aggregate proceeds of $9.7 million. In connection with this transaction, FMG incurred approximately $0.2 million of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series B Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. For the fiscal year ended January 1, 2005 $0.03 million of expenses were accreted. The FMG Series B Preferred Stock accrued dividends at an annual rate of 8% of liquidation value, as defined, with an initial liquidation value of $4.75 per share. Concurrent with the FMG Series C Convertible Preferred Stock issuance, the conversion price of the FMG Series B Preferred Stock was adjusted to $7.83 per share and the existing 2,042,105 FMG Series B Preferred Stock shares were exchanged for 1,858,239 shares of FMG Series B Preferred Stock with a liquidation value of $5.22 per share, plus unpaid dividends.

The FMG Series B Preferred Stock shareholders were entitled to convert each share of FMG Series B Preferred Stock into that number of fully-paid and non-assessable shares of common stock determined by dividing the initial conversion price of $7.83 by the conversion price in effect at the time of conversion. The conversion rate was subject to adjustment for the effects of dilution. Additionally, the Company had the option to convert each share of Series B Preferred Stock into common stock upon the occurrence of an initial public offering with aggregate gross proceeds to the Company of at least $15.0 million and at a price per share of at least three times the then conversion price. Upon such conversion, all accrued dividends will be canceled. The holders of Series B Preferred Stock, subject to the consent of both the Series C and Series D Preferred Stock shareholders, also have the right to require the Company to redeem 25% of the Series B Preferred Stock outstanding immediately prior to the fifth anniversary of the Series B Preferred Stock issuance and on the sixth, seventh and eighth anniversaries. The Series B Preferred Stock shareholders were entitled to certain special voting rights, registration rights and anti-dilutive provisions.

FMG Series B and A were subordinate to all other Series of FMG preferred stock. If a liquidation amount remained after all other FMG preferred shareholders were 100% satisfied, Series B and A would have shared pari passu up to the amount of their respective liquidation preferences.

FMG Series A Redeemable Convertible Preferred Stock—On December 18, 1996, FMG issued to an investor group 900,000 shares of Series A Redeemable Convertible Preferred Stock (“FMG Series A Preferred Stock”) with a par value of $0.01 at a purchase price of $5.55 per share for aggregate proceeds of approximately $5.0 million. In connection with this transaction, FMG incurred approximately $0.2 million of professional fees and closing costs, which were offset against the proceeds. The carrying amount of the FMG Series A Preferred Stock was increased by periodic accretion, using the effective interest method, with charges to accumulated deficit. Conversion and dividend features are calculated for FMG Series A Preferred Stock in the same manner as the FMG Series B Preferred Stock with the exception of the following:

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

FMG Common Stock -Immediately prior to the Merger there were 248,565 voting and non-voting common shares of FMG issued and outstanding.

10.	EMPLOYEE BENEFITS

The Company has three 401(k) defined contribution plans that cover eligible full-time employees that existed prior to the Merger for Familymeds employees. During fiscal 2006, 2005 and 2004, Familymeds, Inc. contributed 50% of an employee’s pre-tax contribution up to a maximum of 4% of an employee’s eligible compensation to the Familymeds Plan. During the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company contributed approximately $0.2 million, $0.2 million and $0.3 million, respectively, to the Familymeds Plan.

Company contributions to the primary Familymeds 401(k) Plans are discretionary. The Company made no contributions to the Familymeds 401(k) Plan for the period subsequent to the Merger.

11.	INCOME TAXES

The Company incurred net operating losses for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005. Accordingly, no benefit for income taxes has been recorded due to uncertainty of realization.

The components of deferred income tax assets (liabilities) at December 30, 2006 and December 31, 2005 are as follows (amounts in thousands):

	December 30, 2006	December 31, 2005
Deferred Tax Assets (Liabilities)
Trade receivables	$1,431	$1,188
Inventories	1,226	502
Accrued expenses	62	453
Property and equipment	(65)	16
Intangible assets	15,920	9,472
Tax effect of net operating loss carryforwards	58,185	56,425
Stock options	2,438	2,443
Other	65	160
Total	79,262	70,659
Valuation allowance	(79,262)	(70,659)
Total, net	$-	$-

A valuation allowance has been established for the full amount of the net deferred tax asset as of December 30, 2006 and December 31, 2005 which, based upon available evidence, will likely not be realized.

Following is a reconciliation of the statutory income tax rate to the effective income tax rate for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005:

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Statutory rate	(34)%	(34)%	(34)%
State income tax rate benefit, net of federal effect	(5)%	(5)%	(5)%
Change in valuation allowance	39%	39%	39%
Effective tax rate	—%	—%	—%

At December 30, 2006, the Company had net operating loss carryforwards (“NOL’s”) for federal and state income tax purposes of approximately $149 million and $90 million, respectively, that are available, other than as described below, to offset future taxable income and expire from 2016 through 2026. As a result of changes in the Company’s ownership, usage of the Company’s NOL’s is limited. As of December 30, 2006, approximately $142 million of the federal NOL carryforward is subject to a usage limitation of approximately $2.2 million per year. The amount of NOL’s that may not be available for usage prior to expiration due to NOL usage limitations is approximately $96 million.

12.	STOCK OPTIONS

As of January 1, 1998, FMG adopted its 1998 Non-Qualified Stock Option Plan. The plan was amended July 1, 1999, and the FMG’s 1999 Non-Qualified Stock Option Plan (“the FMG 1999 Non-Qualified Stock Option Plan”) was adopted. The majority of options issued under the FMG 1999 Non-Qualified Stock Option Plan vested evenly over a three-year period and expired after five years. On April 25, 2000, FMG adopted its 2000 Stock Option Plan (“the FMG 2000 Plan”). Options were granted under the FMG 2000 Plan to employees, directors or consultants. Immediately prior to the Merger, FMG vested all outstanding stock options that had not terminated by their own terms prior to the Merger and issued one share of FMG non-voting common stock for each such outstanding FMG option on a one-for-one basis resulting in the issuance of 52,465 common shares. A compensation charge of $0.8 million was recorded during the fiscal year ended January 1, 2005 related to the exchange which represented to estimated fair value of the shares issued. Accordingly, at the time of the Merger, no options to purchase FMG common stock remained outstanding.

On August 13, 1999, the Company adopted its 1999 Incentive and Non-Statutory Stock Option Plan (the “DrugMax 1999 Plan”). On June 5, 2002, the first amendment to the DrugMax 1999 Plan was adopted. In connection with the Merger, on November 12, 2004, the number of shares authorized under the DrugMax 1999 Plan was increased from 200,000 to 600,000 shares. Prior to the Merger, options were granted under the DrugMax 1999 Plan to employees and directors of FMG. As a result of the Merger on November 12, 2004, all of such options immediately vested.

In connection with the Merger, the Company issued options to purchase 157,284 shares of the Company’s common stock at $5.70 per share to certain employees and directors of FMG that remained employees and directors of the Company after the Merger. The options vested immediately and became exercisable on January 4, 2006. A compensation charge was recorded over the period the options become exercisable. Accordingly, $0.0 million, $4.2 million and $0.5 million of stock compensation expense was recorded during the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively, related to the options issued in connection with the Merger that had exercise prices less than their fair value.

During fiscal years ended December 30 2006 and December 31, 2005, 75,125 and 161,358 stock options were granted to directors and employees of the Company, respectively. The majority of these grants vest evenly over three years.

The following table summarizes information about our stock option plans for the year ended December 30, 2006.

	Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Fair Value
Shares under option at December 31, 2005	377,084	$17.66	7.8	$24.36

Granted 2006	75,125	$7.67		$4.24
Forfeited 2006	(59,781)	$45.01		$38.81
Exercised 2006	(1,521)	$5.70		$34.80

Shares under option at December 30, 2006	390,907	$11.61	8.1	$18.24

Shares exercisable at December 30, 2006	284,013	$12.08	7.9	$23.27

	Options Outstanding			Options Exercisable
	Number Outstanding at December 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$5.70 to $10.00	221,357	8.3	$6.00	162,732	7.9	$5.76
$10.50 to $13.90	99,500	8.8	$13.15	61,499	8.7	$13.24
$14.00 to $130.00	70,050	6.4	$27.13	59,782	6.8	$28.09

	390,907			284,013

As of December 30, 2006, there was $0.2 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 1.1 years. The total fair value of stock awards granted was $0.3 million during the year ended December 30, 2006. Cash received from stock option exercises for the year ended December 30, 2006 was $0.009 million. There are no income tax benefits from share based arrangements.

The following table summarizes information about restricted stock awards issued under the 2003 Restricted Stock Plan for the year ended December 30, 2006:

	Non-vested shares
	Number of Shares	Weighted Average Fair Market Value

Non-vested shares at December 31, 2005	44,403	$15.65

Granted 2006	33,436	$6.58
Forfeited 2006	-	-
Vested 2006	(35,014)	$13.34

Non-vested shares at December 30, 2006	42,825	$10.46

As of December 30, 2006, there was $0.4 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.0 year. At December 30, 2006, an aggregate of 0.4 million shares of common stock remained available for future grants under our stock plans, which cover restricted stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards.

13.	RELATED PARTY TRANSACTIONS

The Arrow Employee Benefit Trust (the “Trust”) was created to purchase group medical insurance for FMG, franchisees and certain affiliates. Use of the Trust was terminated effective May 17, 2004.

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

The original lease (dated December 30, 2003) (the “Original Lease”) provided for a term of 15 years, expiring December 30, 2018, and monthly lease payments of $0.017 million.  When the Original Lease was executed, Becan and Valley North entered into a Consent, Subordination and Assumption Agreement (the “Guarantee”) with the Pennsylvania Industrial Development Authority (“PIDA”) and Regional Industrial Development Corporation of Southwest Pennsylvania (“RIDC”) dated December 30, 2003, pursuant to which, among other things, Becan and Valley Drug Company (Valley North”), jointly and severally, assumed all obligations of RIDC to make payments and discharge all obligations expenses, costs and liabilities of RIDC in connection with the PIDA note (the “PIDA Note”).  The PIDA Note is also secured by the Original Lease and the property.

In connection with the previously disclosed December 2005 sale of the business operated out of the Pennsylvania facility to Rochester Drug Cooperative (“RDC”) (the “RDC Sale”), Becan and Valley North agreed to shorten the lease to five years ending, December 2010, and to sublease the premises to RDC. It was the intent of the parties at that time to assign the lease to RDC upon the consent to such assignment by PIDA.  RDC held back $0.3 million of the purchase price related to the RDC Sale pending receipt of PIDA’s consent. Recently, PIDA agreed to consent to the assignment of the lease to RDC subject to the preparation of final documents, including documents evidencing the parties agreement to shorten the maturity of the PIDA Note to five years ending December 2010; but, during October 2006, RDC notified PIDA that it was withdrawing its application to PIDA and that it was no longer willing to assume the lease.   Contemporaneously with its notice to PIDA, RDC notified the Company that it refused to pay the $0.3 million holdback to Valley because of the delays in obtaining the PIDA consent.  RDC has signed a sublease for the property and remains legally responsible for the lease payments.  In October 2006, the Company filed a demand for arbitration claiming RDC has acted in bad faith and demanding $0.3 million. Becan and its principals, including Mr. Taneja, indemnified Valley North and the Company against any claims or demands PIDA may bring against Valley or the Company in connection with the PIDA Note and will use their best efforts to have Valley released from all obligations under the PIDA Note.

In January 2004, prior to the Merger, the Company executed a second commercial lease agreement (the “Second Lease”) with an entity controlled by certain directors and officers of the Company at the time, including Mr. Jugal K. Taneja, a current director. The Second Lease is for an initial period of fifteen years with a base monthly lease payment of $0.017 million. During the fiscal year ended December 31, 2005, the Company recorded rent expense of $0.2 million related to the Second Lease. This lease was terminated in accordance with the terms therein on October 18, 2006.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its headquarter office space under an operating lease expiring in 2007 with a renewal option through 2012. The Company also leases space for its pharmacies, distribution centers, vehicles, furniture and fixtures and office equipment under various operating leases. Certain leases include renewal options. Rent expense on these operating leases was approximately $3.1 million, $3.5 million and $3.4 million for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Minimum lease payments under these leases are as follows, excluding renewal options (amounts in thousands):

Fiscal Years
2007	$2.0
2008	1.4
2009	1.0
2010	0.4
2011	0.3
Thereafter	0.5
Total	$5.6

Legal Matters- On November 12, 2003, Phil & Kathy’s, Inc. d/b/a Alliance Distributors (“Alliance”) served a complaint against the Company seeking to recover the non-payment of open invoices approximating $2.0 million based upon an alleged breach of contract for the sale of pharmaceuticals. On December 18, 2003, the Company filed an answer and counterclaim. The counterclaim seeks to recover lost profits and other damages relating to the sale of twenty allegedly counterfeit bottles of Lipitor by Alliance to the Company, which the Company later sold to QK Healthcare, Inc. (“QK”). Alleging that the Lipitor was counterfeit, QK later sued the Company for breach of contract, violations of the implied warranty of merchantability and fraud. Accordingly, the Company’s subsidiary, Valley, also filed a separate action against Alliance for breach of an indemnification agreement related to the sale of the twenty bottles of Lipitor that precipitated a lawsuit against Valley by QK in New York. At March 31, 2005, the amount that the Company recorded as a trade payable balance due Alliance on the above was approximately $1.5 million. Under an indemnification agreement with Alliance, pursuant to which Alliance is required to indemnify the Company for all losses, expenses and damages sustained by the Company as a result of product sold to the Company by Alliance, and the Company’s right to offset its losses, expenses and damages against any amounts due to Alliance, the Company reduced the payable to Alliance by the cost of the faulty Lipitor sold to the Company by Alliance plus the settlement and litigation expenses incurred by the Company directly as a result of the Lipitor, or an aggregate of $0.5 million. The Company has recorded the foregoing trade payable of $1.5 million as of December 30, 2006 and believes this estimate is reasonable based on the information it has at this time; however, the Company cannot reasonably estimate the total future possible loss that it will sustain as a result of the Alliance complaint or the possible recovery through its counterclaim or Valley’s consolidated action. The parties have already exchanged written discovery.  The parties attempted to mediate this matter during the month of January 2006. A motion for Summary Judgment was filed by the plaintiffs and they were granted a partial judgment. The parties are awaiting disposition on the motion for clarification of summary judgment. The court has set no trial date.

From time to time, the Company may become involved in additional litigation arising in the ordinary course of the Company’s business. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	April 2,	July 1,	September 30,	December 30,
	2006	2006	2006	2006
Dollars in thousands, except per share amounts
Fiscal 2006:
Net revenues	$56,040	$60,743	$57,915	$55,826
Gross margin	10,915	11,873	11,383	10,686
Operating loss	(2,910)	(3,470)	(1,523)	(5,551)
Gain on extinguishment of debt	—	13,086	—	—
Income (loss) from continuing operations	(4,237)	8,241	(2,927)	(6,937)
Income (loss) from discontinued operations (1)	181	(403)	(144)	(965)
Net income (loss)	(4,056)	7,838	(3,071)	(7,902)
Net loss available to common shareholders	(4,056)	7,838	(3,071)	(7,902)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations available to common shareholders	$(0.64)	$1.25	$(0.44)	$(1.03)
Income (loss) from discontinued operations (1)	0.03	(0.06)	(0.02)	(0.14)
Net income (loss) available to common shareholders	$(0.61)	$1.19	$(0.46)	$(1.17)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations available to common shareholders	$(0.64)	$1.24	$(0.44)	$(1.03)
Income (loss) from discontinued operations (1)	0.03	(0.06)	(0.02)	(0.14)
Net income (loss) available to common shareholders	$(0.61)	$1.18	$(0.46)	$(1.17)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic (reflects 1 for 10 reverse stock split)	6,587	6,606	6,623	6,703
Diluted (reflects 1 for 10 reverse stock split)	6,587	6,633	6,623	6,703

Dividends per common share	$—	$—	$—	$—

	Three Months Ended
	April 2,	July 2,	October 1,	December 31,
	2005	2005	2005	2005
Dollars in thousands, except per share amounts
Fiscal 2005:
Net revenues	$57,201	$54,715	$51,755	$52,432
Gross margin	11,943	11,033	9,877	9,582
Operating loss	(3,202)	(4,107)	(4,656)	(4,462)
Loss from continuing operations	(3,770)	(5,421)	(6,342)	(6,319)
Loss from discontinued operations (1)	(1,226)	(1,744)	(8,193)	(21,842)
Net loss	(4,996)	(7,165)	(14,535)	(28,161)
Net loss available to common shareholders	(5,627)	(8,788)	(14,134)	(30,609)

Net loss per share available to common shareholders, basic and diluted	$(2.86)	$(4.41)	$(7.05)	$(4.71)

Shares used in basic and diluted loss per share (reflects 1 for 10 reverse stock split)	1,965	1,992	2,005	6,503

Dividends per common share	$—	$—	$—	$—

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

16.	SUBSEQUENT EVENTS

In connection with the Agreement, on February 14, 2007, Wells Fargo Retail Finance, LLC, as agent for the revolving credit lenders pursuant to The Loan and Security Agreement dated as of October 12, 2005 (as amended, modified, supplemented or restated and in effect from time to time, the “Loan Agreement”) among (i) Familymeds Group, Inc. (f/k/a Drugmax, Inc.), as Lead Borrower, (ii) the other Borrowers party thereto from time to time, (iii) the Revolving Credit Lenders party thereto from time to time, (iv) and Wells Fargo Retail Finance, LLC, as Agent for the Revolving Credit Lenders, consented to the entering into the Agreement by the Sellers and consummating the sale, subject to various terms and conditions. Among those conditions, the Company agreed that all proceeds received by the Sellers shall be paid to the Agent for application to the credit facility until all amounts due under the facility are paid in full and the Loan Agreement is terminated. Each such payment of proceeds applied to the credit facility shall permanently reduce the commitments in the amount of such payment.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that the Company file or submit pursuant to the Securities Exchange Act of 1934, as amended, are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

No events have occurred which would require disclosure under this Item.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Directors and Executive Officers” in our Form 10-K/A, which the Company expects to file with the Securities and Exchange Commission on or before April 30, 2007.

Item 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Compensation of Executive Officers and Directors” in our Form 10-K/A, which we expect to file with the Securities and Exchange Commission on or before April 30, 2007.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the information under the headings “Management—Security Ownership of Management and Others and Related Shareholder Matters” in our Form 10-K/A, which we expect to file with the Securities and Exchange Commission on or before April 30, 2007.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” in our Form 10-K/A, which we expect to file with the Securities and Exchange Commission on or before April 30, 2007.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information under the heading “Principal Accountant Fees and Services” in our Form 10-K/A, which we expect to file with the Securities and Exchange Commission on or before April 30, 2007.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements and Report of Deloitte & Touche LLP

The consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are filed as part of this Report.

2.	Financial Statement Schedule.

Schedule II- Valuation and Qualifying Accounts for the fiscal years ending December 30, 2006, December 31, 2005 and January 1, 2005.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005 AND JANUARY 1, 2005.

	Balance, beginning of	Charged to cost and		Balance from		Balance at
(Amounts in thousands)	Year	expenses		Merger	Deductions	End of year
Allowance for Doubtful Accounts:

Fiscal year ended December 30, 2006	$2,777	$1,573	(1)	$—	$(630)	$3,720
Fiscal year ended December 31, 2005	3,896	1,275	(2)	—	(2,394)	2,777
Fiscal year ended January 1, 2005	1,718	342		2,183	(347)	3,896

Inventory Reserve:

Fiscal year ended December 30, 2006	$2,109	$1,447	(3)	$—	$(924)	$2,632
Fiscal year ended December 31, 2005	903	3,091	(4)	—	(1,885)	2,109
Fiscal year ended January 1, 2005	1,046	659		286	(1,088)	903

Valuation Allowance for Deferred Tax Asset:

Fiscal year ended December 30, 2006	$70,659	$8,603		$—	$—	$79,262
Fiscal year ended December 31, 2005	50,124	20,535		—	—	70,659
Fiscal year ended January 1, 2005	46,529	3,595		—	—	50,124

(1) Includes $1.0 million related to discontinued operations.

(2) Includes $1.1 million related to discontinued operations.

(3) Includes $0.5 million related to discontinued operations.

(4) Includes $1.4 million related to discontinued operations.

3. Exhibits

2.1	Agreement and Plan of Merger between Drugmax, Inc. and Familymeds Group, Inc. dated March 19, 2004, as amended. (5)

2.2	First Amendment to Agreement and plan of Merger between Drugmax, Inc. and Familymeds Group, Inc., dated July 1, 2004. (13)

2.3	Second Amendment to Agreement and plan of Merger between Drugmax, Inc. and Family Meds Group, Inc., dated October 11, 2004. (7)

2.4	Asset Purchase Agreement between Valley Drug Company and Rochester Drug Cooperative dated December 22, 2005 (11)

3.1	Amended and Restated Articles of Incorporation of Drugmax, Inc. filed November 12, 2005. (8)

3.2	Amended and Restated Bylaws, dated February 24, 2005. (13)

3.3	Certificate of Designation, creating Series A Preferred Stock (9)

3.4	Amendment to Certificate of Amendment relating to Series A Preferred Stock (15)

4.1	Specimen of Stock Certificate. (1)

10.1	Employment Agreement by and between DrugMax, Inc. and Edgardo A. Mercadante dated as of March 31, 2006 (19)

10.2	Employment Agreement by and between Drugmax, Inc. and Jugal K. Taneja dated as of December 12, 2004 (14)

10.3	Employment Agreement by and between Familymeds Group, Inc. and James E. Searson dated August 14, 2006 (20)

10.4	Employment Agreement by and between Familymeds Group, Inc. and James A. Bologa dated March 30, 2006 (21)

10.5	Employment Agreement, as amended by and between Familymeds, Inc. and James Beaumariage effective as May 29, 1998. (22)

10.6	Employment Agreement, as amended by and between Familymeds, Inc. and Allison D. Kiene, effective as of September 9, 2002 (23)

10.7	Familymeds.com, Inc. 1999 Incentive and Non-Statutory Stock Option Plan. (1)

10.8	Amendment No. 1 to Drugmax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan, dated June 5, 2002. (2)

10.9	Loan and Security Agreement between Familymeds and Wells Fargo Retail Finance, LLC dated October 12, 2005 (18)

10.10	Drugmax, Inc. 2003 Restricted Stock Plan dated August 27, 2003. (4)

10.11	Commercial Lease between Becan Development LLC and Valley Drug Company, dated January 1, 2004. (6)

10.12	Amendment No. 1 to Lease between Becan Development LLC and Valley Drug Company, dated December 22, 2005 (11)

10.13	Sublease between Valley Drug Company, Rochester Drug Company and Becan Development, LLC dated December 27, 2005 (11)

10.14	Commercial Lease between River Road Real Estate, LLC and Drugmax, Inc. dated October 18, 2001.(6)

10.15	Supply Agreement between Familymeds Group, Inc. and McKesson Corporation dated February 2, 2007. (24)

10.16	Form of Securities Purchase Agreement among Drugmax, Inc. and various Investors, dated as of September 23, 2005 (16)

10.17	Form of Securities Purchase Agreement among Drugmax, Inc. and various Investors, dated as of September 26, 2005 (16)

10.18	Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement dated as of September 23, 2005 (17)

10.19	Form of Common Stock Purchase Warrant issued in connection with Securities Purchase Agreement dated as of September 26, 2005 (17)

10.20	Form of Registration Rights Agreement executed in connection with Securities Purchase Agreement dated as of September 23, 2005 (17)

10.21	Form of Registration Rights Agreement executed in connection with Securities Purchase Agreement dated as of September 26, 2005 (17)

10.22	Asset Purchase Agreement dated as February 14, 2007 by and among Walgreen Co., Walgreen Eastern Co., Inc., Familymeds Group, Inc., Familymeds, Inc. and Arrow Prescription Leasing Corp.(25)

10.23
Note and Warrant Purchase Agreement by and among Familymeds Group, Inc. (formerly known as DrugMax, Inc.) and Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International, Limited dated as of June 23, 2006.(20)

10.24	Form of Common Stock Purchase Warrant issued in connection with Note and Purchase Warrant Agreement dated as of June 23, 2006. (20)

10.25	Investor Rights Agreement executed in connection with Note and Purchase Warrant Agreement dated as of June 23, 2006. (20)

10.26
Security Agreement by and among Familymeds Group, Inc. (formerly known as DrugMax, Inc.) and Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International, Limited dated as of June 23, 2006.(20)

10.27	Form of Secured Promissory Note issued in connection with Note and Warrant Purchase Agreement dated as of June 23, 2006.(20)

10.28	First Amendment to Deerfield Promissory Note and Investor Rights Agreement dated as of October 11, 2006(26)

10.29	Second Amendment to Deerfield Promissory Note and Investor Rights Agreement dated as of December 14, 2006.*

21.0	Subsidiaries of Familymeds Group, Inc.(13)

23.0	Consent of Deloitte & Touche LLP.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated by reference to Familymeds’ Form 10-KSB/A, filed July 14, 2000, File No. 0-24362.

(2)	Incorporated by reference to Familymeds’ Form 10-KSB, filed July 1, 2002.

(3)	Incorporated by reference to Familymeds’ Form 10-K/A, filed July 29, 2003.

(4)	Incorporated by reference to Familymeds’ Definitive Proxy Statement filed September 8, 2003.

(5)	Incorporated by reference to Familymeds’ Form 10-K, filed July 14, 2004.

(6)	Incorporated by reference to Familymeds’ Form 10-K/A, filed October 1, 2004.

(7)	Incorporated by reference to Familymeds’ Definitive Proxy Statement filed October 12, 2004.

(8)
Incorporated by reference to Familymeds’ Form 8-K, filed November 18, 2004. Incorporated by reference to Familymeds’ Form 10-K, filed July 14, 2004. Incorporated by reference to Familymeds’ Form 8-K, filed November 18, 2004.

(9)	Incorporated by reference to Familymeds’ Form 8-K, filed December 8, 2004.

(10)	Incorporated by reference to Familymeds’ Form 8-K, filed December 15, 2004.

(11)	Incorporated by reference to Familymeds’ Form 8-K, filed February 21, 2005.

(12)	Incorporated by reference to Familymeds’ Form 8-K, filed March 25, 2005.

(13)	Incorporated by reference to Familymeds’ Form 10-K, filed April 19, 2005.

(14)	Incorporated by reference to Familymeds’ Form 8-K, filed on June 13, 2005.

(15)	Incorporated by reference to Familymeds’ Form 8-K, filed on July, 7, 2005.

(16)	Incorporated by reference to Familymeds’ Form 8-K, filed September 27, 2005.

(17)	Incorporated by reference to Familymeds’ Form 8-K, filed October 5, 2005.

(18)	Incorporated by reference to Familymeds’ Form S-1, filed November 2, 2005.

(19)	Incorporated by reference to Familymeds’ Form 10-K, filed March 31 2006.

(20)	Incorporated by reference to Familymeds’ Form 10-Q, filed August 15, 2006.

(21)	Incorporated by reference to Familymeds’ Form 8-K, filed March 31 2006.

(22)	Incorporated by reference to Familymeds’ Form 10-K/A, filed May 5, 2005.

(23)	Incorporated by reference to Familymeds’ Form 10-K/A, filed May 1, 2006.

(24)	Incorporated by reference to Familymeds’ Form 8-K, filed February 28, 2007.

(25)	Incorporated by reference to Familymeds’ Form 8-K, filed February 21, 2007.

(26)	Incorporated by reference to Familymeds’ Form S-3, filed October 18, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMILYMEDS GROUP, INC.

Date: April 16, 2007	By:	/s/ Edgardo Mercadante
Edgardo Mercadante, President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edgardo A. Mercadante	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2007
Edgardo A. Mercadante

/s/ James A. Bologa	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2007
James A. Bologa

/s/ James E. Searson	Senior Vice President, Chief Operating Officer, and Director	April 16, 2007
James E. Searson

/s/ Philip P. Gerbino	Director	April 16, 2007
Philip P. Gerbino

/s/ Peter J. Grua	Director	April 16, 2007
Peter J. Grua

/s/ Mark T. Majeske	Director	April 16, 2007
Mark T. Majeske

	Director	April 16, 2007
Jugal K. Taneja

/s/ Laura L. Witt	Director	April 16, 2007
Laura L. Witt