Form 10-K/A
period 2006-12-30
FAMILYMEDS GROUP, INC.
filed 2007-04-30
CIK 921878

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

The aggregate market value of the Common Stock, $.001 par value, held by non-affiliates of the Registrant based upon the last price at which the common stock was sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 1, 2006, as reported on the NASDAQ Stock Market was approximately $15,777,486. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of common stock as of April 26, 2007 was 6,959,017.

EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended December 30, 2006 filed by Familymeds Group, Inc. (the “Company” or “Familymeds”) on April 16, 2007. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12, 13, 14, and 15 and is Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. All other portions of the Company’s original Form 10-K filing remain in effect.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is the business experience and other biographical information regarding the Company’s executive officers and directors as of April 26, 2007:

				Committee Participation
Name	Age	Year Appointed (1)	Position	Executive	Compensation	Nominating and Governance	Audit
Edgardo Mercadante	51	2004	Chairman of the Board, President and Chief Executive Officer	C
James E. Searson	54	2005	Director, Senior Vice President and Chief Operating Officer
Dr. Philip P. Gerbino	60	2004	Director			X	X
Peter J. Grua	53	2004	Director	X	C	X	X
Mark T. Majeske	49	2004	Director		X
Jugal K. Taneja	62	2004	Director
Laura L.Witt	38	2004	Director	X		C	C
James A. Bologa	43	—	Senior Vice President and Chief Financial Officer
James S. Beaumariage	47	—	Senior Vice President Operations, Familymeds, Inc.
Allison D. Kiene	40	—	Senior Vice President, General Counsel and Secretary

(X)	Member of Committee
(C)	Chairperson of Committee
(1)	On November 12, 2004, DrugMax, Inc. and Familymeds Group, Inc. merged and a new Board of Directors was elected. Prior to the merger, Mr. Taneja served as the Company's Chairman of the Board.

Pursuant to the Company’s bylaws, each director serves for a term of one (1) year or until his successor is duly qualified. Officers are appointed annually by the Board of Directors (subject to the terms of any employment agreement), to hold such office until an officer’s successor is duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. On April 2, 2007, Dr. Rakesh Sharma, who had served as a director since November 12, 2004, resigned.

There are no family relationships among any of the Company’s directors and executive officers. There are no arrangements or understandings between directors and any other person concerning service as a director.

Information regarding Directors and Executive Officers:

 Edgardo A. Mercadante has served as the Company’s Chief Executive Officer and Chairman of the Board since the merger of DrugMax, Inc. with Familymeds Group, Inc. (“FMG”) on November 12, 2004 (the “Merger”). He served as FMG’s Chairman of the Board, Chief Executive Officer and President since 1997. Mr. Mercadante has over twenty-five years of experience in the prescription health care and managed care industries including significant experience in retail pharmacy. Mr. Mercadante was President of Arrow Corporation between the years of 1987 to 1996. He was President and Chief Executive Officer of APP, a pharmacy benefit management company, which he co-founded in 1991. Mr. Mercadante served in management positions from 1980 to 1986 with Rite Aid Corporation. Mr. Mercadante is active in many national and state professional pharmacy organizations. Mr. Mercadante is a licensed pharmacist and holds a B.S. in Pharmacy from Philadelphia College of Pharmacy and Science. Mr. Mercadante holds a directorship with ProHealth and was a director with General Nutrition Centers until March of 2007. He also holds a Trusteeship with the University of Sciences in Philadelphia.

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

James S. Beaumariage joined the Company in March 1996 and has served in a number of executive positions, currently as the Senior Vice President of Store Operations. Prior to joining Familymeds, Mr. Beaumariage served as Manager of Third-Party Administration for CVS, from June 1994 until January 1996, and as Manager of Pharmacy Development from February 1993 until June 1994. Mr. Beaumariage held the position of Regional Pharmacy Supervisor of CVS/People’s Drug from May 1988 until February 1993. Mr. Beaumariage is a licensed pharmacist. Mr. Beaumariage has served as a member of the Connecticut Department of Social Services Pharmacy Advisory Panel. Mr. Beaumariage holds a B.S. in Pharmacy from Duquesne University and has completed the J. L. Kellogg Graduate School of Management Executive Program at Northwestern University.

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

Peter J. Grua has served on the Company’s board of directors since November 12, 2004. Previously, he served as a director of FMG. He also is a Managing Partner of HLM Venture Partners, where he has been employed since 1992. He has over 20 years of experience as an investor focused on the health care industry. Prior to joining HLM in 1992, Mr. Grua was a Managing Director and Senior Analyst at Alex Brown and Sons, where he led the firm’s health care services and managed care research efforts. Previously, he was a research analyst at William Blair & Company and a strategy consultant at Booz Allen Hamilton. Mr. Grua is also a director of Health Care REIT, The Advisory Board Company, and four other private companies. Mr. Grua holds an AB degree from Bowdoin College and an MBA from Columbia University.

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

Laura L. Witt has served on the board of directors since November 12, 2004. Previously, she served as a director of FMG. She is a General Partner of ABS Capital Partners, a private equity firm which she joined in 1997. Prior to joining ABS Capital Partners, Ms. Witt was a consultant with Monitor Company and with Oliver, Wyman & Company, both strategy consulting firms. Ms. Witt received a Bachelor of Arts from Princeton University and an M.B.A. from the Wharton School of Business, University of Pennsylvania. She currently serves as a director of Cyveillance, Inc., Double-Take Software, Inc., and of Rosetta Stone, Inc.

Item 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

The table below summarizes the compensation earned by non-employee directors for the fiscal year ended December 30, 2006:

2006 DIRECTOR COMPENSATION

Name	Fees earned or paid in cash($)		Stock Awards($)(6)	Option Awards($)(7)	All Other Compensation($)		Total($)
Phillip P. Gerbino	$44,000	(1)	$26,635	$27,629	-		$98,264
Laura L. Witt	$55,000	(2)	$26,635	$28,622	-		$110,257
Peter J. Grua	$56,000	(3)	$26,635	$28,374	-		$111,009
Mark T. Majeske	$47,000	(4)	$26,635	$27,381	-		$101,016
Rakesh K. Sharma	$37,000	(5)	$26,635	$27,381	-		$91,016
Jugal K. Taneja	$-		$11,385	$497	$374,170	(8)	$386,052

(1)	Includes $20,000 annual cash compensation plus $24,000 in board and committee meeting fees.
(2)	Includes $20,000 annual cash compensation plus $35,000 in board and committee meeting fees.
(3)	Includes $20,000 annual cash compensation plus $36,000 in board and committee meeting fees.
(4)	Includes $20,000 annual cash compensation plus $27,000 in board and committee meeting fees.
(5)	Includes $20,000 annual cash compensation plus $17,000 in board and committee meeting fees.
(6)
Dollar amounts in this column reflect the compensation expense recognized by the Company for financial statement reporting purposes with respect to restricted stock under FAS123(R). These values have been determined based on the assumptions set forth in Note 12 to our consolidated financial statements for the fiscal year ended December 30, 2006.

(7)
Dollar amounts in this column reflect the compensation expense recognized by the Company for financial statement reporting purposes with respect to outstanding stock options under FAS 123(R). These values have been determined based on the assumptions set forth in Note 12 to our consolidated financial statements for the fiscal year ended December 30, 2006.

(8)	Includes severance payments of $346,466, life insurance premiums of $10,000, car allowance of $13,304 and the Company matching contribution of $4,400 for the defined contribution plan.
(9)	Listed below is the outstanding aggregate numbers of option amounts and stock awards outstanding for each director as well as the grant date fair value of such grants:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Grant Date Fair Value ($)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Awarded (#)	Grant Date Fair Value ($)

Phillip P. Gerbino	2,500	$22,250	$31.10	1/19/2015	9,307	$161,090
	2,000	$12,200	$11.90	12/12/2015
	2,000	$7,160	$6.40	7/21/2016

Laura L. Witt	2,500	$22,250	$31.10	1/19/2015	8,807	$142,590
	4,000	$24,400	$11.90	12/12/2015
	4,000	$14,320	$6.40	7/21/2016

Peter J. Grua	526	$18,305	$5.70	11/12/2014	7,507	$94,490
	2,500	$22,250	$31.10	1/19/2015
	3,500	$21,350	$11.90	12/12/2015
	3,500	$12,530	$6.40	7/21/2016

Mark T. Makeske	2,500	$22,250	$31.10	1/19/2015	7,507	$94,490
	1,500	$9,150	$11.90	12/12/2015
	1,500	$5,370	$6.40	7/21/2016

Rakesh K. Sharma	2,500	$22,250	$31.10	07/02/07	7,507	$94,490
	1,500	$9,150	$11.90	07/02/07
	1,500	$5,370	$6.40	07/02/07

Jugal K. Taneja	500	$22,100	$35.00	4/3/2011	6,007	$48,740
	4,250	$187,425	$50.00	9/2/2011
	4,250	$192,525	$15.50	9/20/2012
	4,250	$192,525	$27.20	10/10/2013
	2,500	$22,250	$31.10	1/19/2015
	1,000	$6,100	$11.90	12/12/2015
	1,000	$3,580	$6.40	7/21/2016

Annual Compensation of Non-Employee Directors

Upon election to the Board of Directors, each outside Director, receives an award of restricted stock in the amount of $50,000. Such shares vest 1/3 upon the date of grant and 1/3 on the first and second anniversary thereafter. Further, on each year following his or her election to the Board, each outside Director shall receive an award of restricted stock in the amount of $25,000. The foregoing shares are granted under the Company’s 2003 Restricted Stock Plan. In addition, each outside Director shall be issued an option to purchase 1,000 shares of common stock annually each year following his or her election to the Board of Directors. Each outside Director who serves as a member of a committee shall be issued an option to purchase 500 shares of the Company’s common stock annually. The chairperson of each committee, other than the Audit Committee, shall be issued an option to purchase an additional 500 shares of common stock annually. The chairperson of the Audit Committee and the Chairman of the Board shall receive an option to purchase 1,000 shares of the Company’s common stock annually. The foregoing options are granted under the Company’s 1999 Stock Option Plan.

All of the Company’s outside Directors receive $2,000 for each meeting of the Board of Directors that they attend, $5,000 per quarter and reimbursement of their reasonable out-of-pocket expenses incurred in connection with such meetings. In addition, each outside Director who serves on a committee receives $1,000 for each meeting attended.

COMPENSATION OF EXECUTIVE OFFICERS

Compensation Discussion and Analysis

Compensation Philosophy and Objectives.

Historically, the goals of our compensation program were to attract and retain highly qualified leadership personnel, providing them attractive long-term career opportunities. Our compensation philosophy was to provide executives with a competitive total compensation package which motivated superior job performance, the achievement of our business objectives, and the enhancement of shareholder value. Rather than basing compensation on a series of specific performance objectives, we encouraged initiative, teamwork and innovation, and each executive was empowered to use his or her abilities and particular area of responsibility to strengthen our overall performance. Our general approach to compensating executive officers was to pay cash salaries which generally were competitive within ranges of salaries paid to executives of comparable companies. Our compensation committee set overall compensation at a level it believed to be fair, based upon an analysis of the individual executive’s experience and past and potential contributions to us.

On February 7, 2007, our Board of Directors approved the sale of a majority of our pharmacy assets (the “Asset Sale”) to Walgreen Co., an Illinois corporation, and Walgreen Eastern Co., Inc., a New York corporation (collectively, “Walgreens”) and a related plan of complete liquidation and dissolution of the Company (the “Plan of Complete Liquidation and Dissolution”) based upon a review of our past performance, projected future growth, ongoing liquidity constraints, vendor relations, industry outlook, and strategic alternatives. At a special meeting of shareholders held on March 30, 2007, our shareholders ratified the sale of a majority of our pharmacy assets and the Plan of Complete Liquidation and Dissolution. Since then, we have been working to implement the plan, pursuant to which we will liquidate all our assets, satisfy our obligations and distribute any remaining assets to our shareholders. It is expected that each of our executive officers will be terminated on the final closing date of the Asset Sale (which is expected to occur on or prior June 30, 2007) or shortly thereafter. In connection with such terminations, our executive officers are entitled to certain severance payments. See “Severance Arrangements” below.

Historical Compensation Process

Our compensation program was overseen by a compensation committee (the "Committee") comprised of independent directors that operated pursuant to a charter. The Committee made all compensation decisions concerning the executive officers. To assist in determining appropriate overall compensation, the Compensation Committee has from time to time engaged compensation specialists to review information regarding revenues, income, and executive compensation for other similarly situated public companies, and to make recommendations to the Committee.

Compensation of our executive officers was reviewed annually by the Committee. Changes proposed for these employees were evaluated and approved by the Compensation Committee on an individual basis. The Committee set the compensation of the chief executive officer, and the chief executive officer proposed changes for the other executive officers. After discussion, the Committee approved or modified the chief executive officer’s recommendations in executive session.

Historical Components of Executive Compensation

Salary. Our historical approach to compensating executive officers was to pay cash salaries which generally were competitive within ranges of salaries paid to executives of other comparable companies. Bonuses were utilized from time to time, but salary was the primary component of executive compensation. All of our executive officers had employment agreements. See "Employment Agreement and Other Arrangements."

Equity Compensation. We utilized equity awards as long-term compensation incentives for executive officers and other key managers. The two elements of our long-term compensation program were restricted shares of Company common stock and stock options, granted under written plans approved by our shareholders. Restricted stock and stock option grants to employees of the Company, including the Chief Executive Officer, were made at the discretion of the Compensation Committee pursuant to the Company’s 1999 Incentive and Non-Statutory Stock Option Plan and the 2003 Restricted Stock Plan. Factors and criteria used by the Compensation Committee in the award of restricted stock and stock options included individual responsibilities, individual performance and direct and indirect contributions to the profitability of the Company. The mix of restricted shares and stock options was entirely within the discretion of the Committee and has varied from year to year. As indicated above, the Committee has from time to time used consultants to make recommendations with respect to the level and elements of long-term compensation for executive officers.

Retirement Plan. All of our executives, along with all of our other employees, were eligible to participate in our 401(k) Plans (collectively, the "Plan"). Under the tax-qualified Plan, all employees were able to contribute the lesser of up to 100% of their annual salary or the limit prescribed by the Internal Revenue Service to the Plan on a before-tax basis. Based on years of service, we matched a portion of what was contributed to the Plan. All contributions are fully vested upon contribution.

Other Compensation. Senior management participates in our benefit plans on the same terms as other employees. These plans include medical and dental insurance, and group life insurance. We provide only limited perquisites and other personal benefits including car allowances, country club and health club fees, pharmacy and medical allowance, and disability insurance.

2007 Severance Arrangements

In connection with our Plan of Complete Liquidation and Dissolution and the sale of substantially all of our assets, we expect that each of our executive officers will be involuntarily terminated by the Company. We expect the terminations to occur upon the completion of the Asset Sale to Walgreens (which is expect to be finalized by the end of June, 2007) or shortly thereafter. Each of our executive officers’ employment agreements provide for severance pay in certain circumstances, including upon the sale of substantially all of our assets. Some of the agreements provide for a lump sum payment and others provide for the payment over a period of time. On March 21, 2007, our Compensation Committee met to consider the Company’s severance obligations to our executive officers and determined that it was necessary and appropriate to confirm and in certain instances accelerate those obligations in order to retain critical persons and assure that the sale of our assets and the Plan of Complete Liquidation and Dissolution are executed in a fashion calculated to maximize return to the Company’s shareholders.

To date, the executive officers of the Company have not been offered comparable positions by any of the companies acquiring the pharmacy assets of the Company. Further, it is expected that each of the executive officers will be involuntarily terminated on the final closing date of the Asset Sale or shortly thereafter, the following table summarizes the estimated payments that may be made by the Company to its executive officers in connection with the forgoing terminations:

Name of Executive Officer	Payments in Respect of Common Stock(1)		All Other Payments		Total Payments
Edgardo A. Mercadante	$125,251	(2) (12)	$792,932	(7)	$918,183
James E. Searson	$35,190	(3)	$300,000	(8)	$335,190
James A. Bologa	$25,500	(4)	$265,000	(9)	$290,500
James S. Beaumariage	$12,750	(5) (12)	$211,889	(10)	$224,639
Allison D. Kiene	$5,100	(6) (12)	$195,000	(11)	$200,100

(1)
Assumes total estimated liquidating distributions with respect to our common stockholders in connection with our Plan of Complete Liquidation equal to $2.55 per common share. There can be no assurances in this regard. See Risk Factors in Form 10-K.

(2)
Consists of (i) anticipated distributions of $7,650 with respect to 3,000 shares of common stock purchased by Mr. Mercadante and owned as of April 16, 2007, (ii) anticipated distributions of $117,601 with respect to 46,118 shares of restricted common stock, of which 39,451 are vested and held by Mr. Mercadante as of April 16, 2007 and (iii) zero for Mr. Mercadante’s existing “out of the money” options to purchase 164,668 shares of common stock, of which 151,335 are vested and 13,333 are unvested. All unvested securities will accelerate upon the liquidation and dissolution of the Company.

(3)
Consists of (i) anticipated distributions of $5,865 with respect to 2,300 shares to common stock purchased by Mr. Searson and owned as of April 16, 2007, (ii) anticipated distributions of $29,325 with respect to 11,500 shares of restricted common stock, of which 8,167 are vested and held by Mr. Searson as of April 16, 2007 and (iii) zero for Mr. Searson’s existing “out of the money” options to purchase 65,000 shares of common stock, of which 38,333 are vested and 26,667 are unvested. All unvested securities will accelerate upon the liquidation and dissolution of the Company.

(4)
Consists of (i) anticipated distributions of $25,500 with respect to 10,000 shares of restricted common stock, of which 3,333 are vested and held by Mr. Bologa as of April 16, 2007, and (ii) zero for Mr. Bologa’s existing “out of the money” options to purchase 10,000 shares of common stock, of which 3,333 are vested and 6,667 are unvested. All unvested securities will accelerate upon the liquidation and dissolution of the Company.

(5)
Consists of (i) anticipated distributions of $12,750 with respect to 5,000 shares of restricted common stock, of which 5,000 are vested and held by Mr. Beaumariage as of April 16, 2007 and (ii) zero for Mr. Beaumariage’s existing “out of the money” options to purchase 26,832 shares of common stock, of which 22,665 are vested and 4,167 are unvested. All unvested securities will accelerate upon the liquidation and dissolution of the Company.

(6)
Consists of (i) anticipated distributions of $5,100 with respect to 2,000 shares of restricted common stock, of which 2,000 are vested and held by Ms. Kiene as of April 16, 2007 and (ii) zero for Ms. Kiene’s existing “out of the money” options to purchase 34,668 shares of common stock, of which 20,501 are vested and 14,167 are unvested. All unvested securities will accelerate upon the liquidation and dissolution of the Company.

(7)
Mr. Mercadante serves as the Company’s Chairman of the Board, President and Chief Executive Officer. On March 31, 2006, the Company entered into an employment agreement with Mr. Mercadante. The initial term of Mr. Mercadante’s agreement terminates on November 30, 2008. The agreement provides an initial salary of approximately $346,466, which represents no change from fiscal year ended December 31, 2005. If the employment agreement is terminated other than for cause prior to November 30, 2009, or if the Company fails to renew the agreement at least through November 30, 2009, the Company is required to continue to pay to Mr. Mercadante (or to his estate in the event of termination due to his death) two year’s severance equal to the amount of the compensation and other benefits to which he was entitled at the time of termination, subject to the terms of the agreement. Also, in accordance with a proposed consulting and non-competition agreement between Mr. Mercadante and Walgreens, Mr. Mercadante will provide transition assistance to Walgreens and will be paid by Walgreens $90,000 for each three month period in which he provides such service. This agreement may be unilaterally extended by Walgreens for one additional three month period on the same terms and conditions as the preceding three month period. Pursuant to this agreement, Mr. Mercadante will agree to be subject to certain non-competition restrictions for a period of at least one year after the end of the consulting period. If Walgreens elects to maintain the services of Mr. Mercadante for a period beyond the initial three-month term, the non-competition restrictions will survive an additional six month term for each three month extension of the consulting term. The consulting fee of $90,000 for the first three month period of service which will be paid by Walgreens has not been included in the table above. If Walgreens extends this arrangement for another three month period then another $90,000 would be paid to Mr. Mercadante by Walgreens.

(8)
Mr. Searson currently serves as the Company’s Senior Vice President and Chief Operating Officer. On August 14, 2006, the Company entered into an employment agreement with Mr. Searson. The initial term of Mr. Searson’s agreement terminates on May 2, 2008, and is subject to successive, automatic two-year renewals, provided that either party may terminate the agreement at any time by providing 90-days prior written notice. The agreement provides for an initial annual base salary of $275,000. If the employment agreement is terminated other than for cause, the Company is required to continue to pay to Mr. Searson one year’s severance equal to the amount of the compensation and other benefits to which he was entitled at the time of termination, subject to the terms of the agreement. Mr. Searson has agreed to assist the Company through the dissolution and liquidation process. The Company expects to terminate Mr. Searson’s employment by the end of the third quarter of 2007 and has agreed to pay his severance, in the amount of the sum of one year’s compensation and other benefits, in three equal monthly installments commencing on the date on which the Company’s senior lender is repaid, which is expected to occur upon the completion of the Asset Sale to Walgreens.

(9)
Mr. Bologa serves as the Company’s Senior Vice President and Chief Financial Officer. On March 30, 2006, the Company entered into an employment agreement with Mr. Bologa. The initial term of the agreement ends on April 12, 2009. Pursuant to the agreement, Mr. Bologa will receive a base salary of $240,000. Mr. Bologa’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains non-compete and confidentiality provisions that prohibit him from disclosing certain information belonging to the Company. Mr. Bologa’s employment agreement will be terminated on May 19, 2007. The Company will pay to Mr. Bologa his severance, in the amount of the sum of one year’s compensation and other benefits, in three equal monthly installments commencing on May 1, 2007. Following Mr. Bologa’s termination on May 19, 2007, Mr. Bologa has agreed to assist the Company in executing the Plan of Complete Dissolution and Liquidation and will provide 10 hours of service per week to the Company at no cost until July 1, 2007 and thereafter subject to a consulting agreement to be negotiated at a later time.

(10)
Mr. Beaumariage is the Senior Vice President of Operations for Familymeds, Inc. (a wholly-owned subsidiary). In May 1998, Familymeds, Inc. entered into an employment agreement with Mr. Beaumariage, which was amended August 8, 2002 and August 13, 2004. The amended agreement provides for a two-year term and is subject to automatic one-year renewals. The agreement provides a minimum annual base salary of $191,889. The employment agreement is expected to be terminated during May 2007. The Company will pay to Mr. Beaumariage his severance in the amount of the sum of one year’s compensation and other benefits.

(11)
Ms. Kiene serves as the Company’s Senior Vice President, General Counsel and Secretary. In September 2002, Familymeds Group, Inc. entered into an employment agreement with Ms. Kiene. The amended agreement provides a two-year term and automatic one-year renewals. The agreement provides a minimum annual base salary of $175,000. If the employment agreement is terminated other than for cause, the Company is required to continue to pay to Ms. Kiene one year’s severance equal to the amount of the compensation and other benefits, to which she was entitled at the time of termination, subject to the terms of the agreement. Ms. Kiene’s employment agreement will be involuntarily terminated in connection with the liquidation on June 30, 2007. The Company will pay to Ms. Kiene her severance in the amount of the sum of one year’s compensation and other benefits. Following Ms. Kiene’s termination on June 30, 2007, Ms. Kiene has agreed to assist the Company in executing the Plan of Complete Dissolution and Liquidation subject to a consulting agreement to be negotiated at a later time.

(12)
In 2004, in connection with the merger of DrugMax, Inc. and Familymeds Group, Inc., Mr. Mercadante, Mr. Beaumariage, and Ms, Kiene waived in writing any and all rights they may have had, by way of their employment agreements or otherwise, to obtain a change of control bonus caused by the merger of DrugMax, Inc. and Familymeds Group, Inc. Instead, Mr. Mercadante, Mr. Beaumariage, and Ms. Kiene, were granted 26,118, 5,000, and 2,000 restricted shares and 122,168, 14,332, and 3,168 options, respectively. All of the options are “out of the money.”

Summary Compensation

The following summary compensation table sets forth the cash and non-cash compensation paid during the past fiscal year to (a) the individual serving as the Company’s Chief Executive Officer during the fiscal year ended December 30, 2006, (b) the individual serving as the Company Chief Financial Officer during the fiscal year ended December 30, 2006, and (c) the three most highly compensated executive officers of the Company, receiving compensation of at least $100,000, during the fiscal year ended December 30, 2006 other than the CEO and CFO (the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total
Edgardo A. Mercadante, Chairman of the Board and Chief Executive Officer	2006	$346,466	$-	$162,165	$7,831	$32,4243	$548,886

James A. Bologa Senior Vice President, Chief Financial Officer(4)	2006	$163,384	$-	$17,499	$9,584	$5,464	$195,931

James E. Searson, Senior Vice President, Chief Operating Officer(5)	2006	$266,346	$-	$96,333	$90,451	$15,431	$468,561

Allison D. Kiene, Senior Vice President, General Counsel & Secretary	2006	$175,000	$-	$-	$33,097	$15,304	$223,127

James S. Beaumariage, Senior Vice President, Operations, Familymeds, Inc.	2006	$191,889	$-	$-	$1,716	$13,562	$207,167

(1)
Dollar amounts in this column reflect the compensation expense recognized by the Company for financial statement reporting purposes with respect to restricted stock under FAS123(R). These values have been determined based on the assumptions set forth in Note 12 to our consolidated financial statements for the fiscal year ended December 30, 2006.

(2)
Dollar amounts in this column reflect the compensation expense recognized by the Company for financial statement reporting purposes with respect to outstanding stock options under FAS 123(R). These values have been determined based on the assumptions set forth in Note 12 to our consolidated financial statements for the fiscal year ended December 30, 2006.

(3)	Represents amounts relating to reimbursed pharmacy and medical expenses, club dues and auto allowances, amounts contributed to defined contribution plans and premiums paid on life insurance.
(4)	Mr. Bologa joined the Company on April 13, 2006 and his annual salary is $240,000.
(5)	Mr. Searson’s annual base salary was increased to $275,000 effective May 2, 2006.

EQUITY COMPENSATION

The following table provides information as to options granted to each of the Named Executive Officers of the Company during fiscal year ended December 30, 2006. All such options were granted under the 1999 Stock Option Plan.

2006 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ per Share)	Grant Date Fair Value of Stock and Option Awards
Edgardo A. Mercadante

James A. Bologa	4/13/2006	10,000	10,000	$7.00	$108,000

James E. Searson	5/2/2006		30,000	$6.50	$108,000

James S. Beaumariage

Allison D. Kiene	5/2/2006		15,000	$6.50	$54,000

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

The following table reports, on an award-by-award basis, each outstanding equity award held by the Named Executive Officers on December 30, 2006. All awards are subject to the grantee being an employee of Familymeds on the vesting date, except under certain circumstances such as a change in control, death or disability. See “Employment Agreements and Other Arrangements.” The Company generally does not permit executive officers to transfer awards prior to the vesting date, and no transfers were permitted during 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2006

	Option Awards					Stock Awards
Name of Executive	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(3)

Edgardo A. Mercadante	122,168	-		$5.70	11/12/2014	20,000	(1)	$54,600
	2,500	-		$31.10	1/19/2015
	26,667	13,333	(1)	$13.90	10/7/2015
James A. Bologa		10,000	(2)	$7.00	4/13/2016	10,000	(2)	$27,300
James E. Searson	15,000	-		$28.00	6/1/2015	3,833	(6)	$10,464
	13,333	6,667	(1)	$13.90	10/7/2015
	-	30,000	(3)	$6.50	5/2/2016

Allison D. Kiene	3,168	-		$5.70	11/12/2014	-		-
	2,667	1,333	(4)	$28.00	6/1/2015
	8,333	4,167	(5)	$12.00	9/27/2015
	-	15,000	(3)	$6.50	5/2/2016
James S. Beaumariage	14,332	-		$5.70	11/12/2014	-		-
	8,333	4,167	(5)	$12.00	9/27/2015

(1)	Shares will vest on October 7, 2007.
(2)	Shares will vest 1/3 each on April 13, 2007, April 13, 2008 and April 13, 2008.
(3)	Shares will vest 1/3 each on May 2, 2007, May 2, 2008 and May 2, 2008.
(4)	Shares will vest on June 1, 2007.
(5)	Shares will vest on September 27 2007.
(6)	Shares will vest 1/3 each on April 13, 2007, April 13, 2008 and April 13, 2008.

All unvested shares and options will vest upon the sale of substantially all of the Company’s assets, which is expected to occur on or prior to June 30, 2006.

2006 OPTION EXERCISES AND STOCK VESTED

The following table provides information as to options exercised by each of the Named Executive Officers of the Company during the fiscal year ended December 30, 2006. The table sets forth the value of options held by such officers at year end measured in terms of the closing price of the Company’s Common Stock on December 30, 2006.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Edgardo A. Mercadante	-	-	-	-
James A. Bologa	-	-
James E. Searson (2)	-	-	7,167	28,251
James S. Beaumariage	-	-	-	-
Allison D. Kiene	-	-	-	-

(1)	Represents the number of shares acquired upon vesting of restricted stock and the value realized, each before payment of any applicable withholding taxes.
(2)	Mr. Searson’s ownership interest vested in 7,167 shares with a market price of $3.94 per share on October 7, 2006.

Employment Agreements and Other Arrangements

Edgardo A. Mercadante—Mr. Mercadante serves as the Company’s Chairman of the Board, President and Chief Executive Officer. On March 31, 2006, the Company entered into a new employment agreement with Mr. Mercadante. The initial term of Mr. Mercadante’s agreement terminates on November 30, 2008, and is subject to successive, automatic one-year renewals, unless one party notifies the other of its desire not to renew the agreement. The agreement provides an initial salary of approximately $346,466, which represents no change from fiscal year ended December 31, 2005, and for bonuses as determined by the board of directors. For 2006, the employment agreement requires, if the Company achieves the performance levels set by the board, that Mr. Mercadante receive a cash bonus equal to 100% of his salary. The bonus was not earned in 2006. Additionally, at the end of the first year of the initial term of the employment, the Company is required to issue to Mr. Mercadante stock options and restricted stock at fair market value and comparable in amounts to those issued to a chief executive officer and chairman of the board of directors of a comparable publicly traded corporation. The agreement also contains standard termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit Mr. Mercadante from disclosing certain information belonging to the Company and from competing against the Company. If the employment agreement is terminated other than for cause prior to November 30, 2009, or if the Company fails to renew the agreement at least through November 30, 2009, the Company is required to continue to pay to Mr. Mercadante (or to his estate in the event of termination due to his death) two year’s severance equal to the amount of the compensation and other benefits to which he was entitled at the time of termination, subject to the terms of the agreement.

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

James E. Searson—Mr. Searson currently serves as the Company’s Senior Vice President and Chief Operating Officer. On August 14, 2006, the Company entered into an employment agreement with Mr. Searson. The initial term of Mr. Searson’s agreement terminates on May 2, 2008, and is subject to successive, automatic two-year renewals, provided that either party may terminate the agreement at any time by providing 90-days prior written notice. The agreement provides for an initial annual base salary of $275,000. If the employment agreement is terminated other than for cause, the Company is required to continue to pay to Mr. Searson one year’s severance equal to the amount of the compensation and other benefits, to which he was entitled at the time of termination, subject to the terms of the agreement. Mr. Searson has agreed to assist the Company through the dissolution and liquidation process. The Company expects to terminate Mr. Searson’s employment by the end of the third quarter of 2007 and has agreed to pay his severance, in the amount of the sum of one year’s compensation and other benefits, in three equal monthly installments commencing on the date on which the Company’s senior lender is repaid, which is expected to occur upon the completion of the Asset Sale to Walgreens.

James A. Bologa - Mr. Bologa serves as the Company’s Senior Vice President and Chief Financial Officer. On March 30, 2006, Familymeds Group, Inc. entered into an employment agreement with Mr. Bologa. The initial term of the agreement ends on April 12, 2009, provided that the agreement will renew automatically for successive one-year terms, except that after the initial term either party may terminate the agreement by providing the other party notice of termination 90 days prior to the proposed termination date. Pursuant to the agreement, Mr. Bologa will receive a base salary of $240,000. Additionally, Mr. Bologa will be entitled to participate, at the discretion of the board, in any incentive or bonus plan adopted by the compensation committee, based on performance goals set by the board from time to time. As a signing bonus, effective on the date his employment commences (April 13, 2006), Mr. Bologa received an option to purchase up to 10,000 shares of the Company’s common stock at fair market value on April 13, 2006 and a grant of 10,000 shares of the Company’s restricted common stock. Mr. Bologa’s employment agreement also contains standard termination provisions for disability, for cause, and for good reason, and it also contains non-compete and confidentiality provisions that prohibit him from disclosing certain information belonging to the Company. Mr. Bologa’s employment agreement will be terminated on May 19, 2007. The Company will pay to Mr. Bologa his severance, in the amount of the sum of one year’s compensation and other benefits, in three equal monthly installments commencing on May 1, 2007. Following Mr. Bologa’s termination on May 19, 2007, Mr. Bologa has agreed to assist the Company in executing the Plan of Complete Dissolution and Liquidation and will provide 10 hours of service per week to the Company at no cost until July 1, 2007 and thereafter subject to a consulting agreement to be negotiated at a later time.

James S. Beaumariage—Mr. Beaumariage is the Senior Vice President of Operations for Familymeds, Inc. (a wholly-owned subsidiary). In May 1998, Familymeds, Inc. entered into an employment agreement with Mr. Beaumariage, which was amended August 8, 2002 and August 13, 2004. The amended agreement provides for a two-year term and is subject to automatic one-year renewals. The agreement provides a minimum annual base salary of $191,889, plus bonuses and stock options as determined by the board of directors. Mr. Beaumariage’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains non-compete and confidentiality provisions that prohibit him from disclosing certain information belonging to the Company. The employment agreement is expected to be terminated during May 2007. The Company will pay to Mr. Beaumariage his severance in the amount of the sum of one year’s compensation and other benefits.

Allison D. Kiene—Ms. Kiene serves as the Company’s Senior Vice President, General Counsel and Secretary. In September 2002, Familymeds Group, Inc. entered into an employment agreement with Ms. Kiene, which was amended on August 13, 2004. The amended agreement provides a two-year term and automatic one-year renewals. The agreement provides a minimum annual base salary of $175,000 plus bonuses as determined by the board of directors. Ms. Kiene’s employment agreement contains standard termination provisions for disability, for cause, and for good reason, and it also contains non-compete and confidentiality provisions that prohibit her from disclosing certain information belonging to the Company. Ms. Kiene’s employment agreement will be involuntarily terminated in connection with the liquidation on June 30, 2007. The Company will pay to Ms. Kiene her severance in the amount of the sum of one year’s compensation and other benefits. Following Ms. Kiene’s termination on June 30, 2007, Ms. Kiene has agreed to assist the Company in executing the Plan of Complete Dissolution and Liquidation subject to a consulting agreement to be negotiated at a later time.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the Company’s equity compensation plan information as of December 30, 2006. Information is included for both equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	390,907	$11.61	375,012

Equity compensation plan not approved by security holders	-	-	-
Total	390,907	$11.61	375,012

(1)
Equity compensation plans approved by stockholders include the 1999 Incentive and Non-Statutory Stock Option Plan and the 2003 Restricted Stock Plan. All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares to be issued upon the exercise of options granted under the 1999 Incentive and Non-Statutory Stock Option Plan. Number of securities remaining available for future issuance in column (c) includes 200,879 shares remaining available under the 2003 Restricted Stock Plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Owners

The following table summarizes information regarding the beneficial ownership of Company common stock, the only class of voting securities of the Company outstanding, as of April 16, 2007. The stockholders identified below are the only holders of Company common stock we know that beneficially own more than five percent of the outstanding common stock. The information shown below is based on information reported by those stockholders on Schedules 13D or 13G, as amended, filed with the SEC.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
JAMES E. FLYNN (3) 780 Third Avenue, 37th floor New York, New York 10017	2,008,679	23.33%

DEERFIELD INTERNATIONAL LIMITED (3) DEERFIELD SPECIAL SITUATIONS FUND INTERNATIONAL LIMITED (3) Care of Bisys Management Bison Court, Columbus Centre P.O. Box 3460, Road Town Tortola, British Virgin Islands	1,341,867	16.65%

DEERFIELD MANAGEMENT COMPANY, L.P. (3) 780 Third Avenue, 37th floor New York, New York 10017	1,341,867	16.65%

DEERFIELD CAPITAL, L.P. (3) DEERFIELD PARTNERS, L.P. (3) DEERFIELD SPECIAL SITUATIONS FUND, L.P. (3) 780 Third Avenue, 37th floor New York, New York 10017	666,782	8.88%

KELLOG CAPITAL GROUP, LLC (5) 55 Broadway, 4th floor New York, New York 10006	1,265,687	18.19%

AUSTIN W. MARXE and DAVID M. GREENHOUSE (4) Care of SPECIAL SITUATIONS FUNDS (4) 527 Madison Avenue, Suite 2600 New York, New York 10022	1,143,889	16.44%

C. FRED TONEY (6) MEDCAP MANAGEMENT & RESEARCH LLC (6) MEDCAP PARTNERS L.P. (6) 500 Third Street, Suite 535 San Francisco, CA 94107	742,925	10.11%

ABS CAPITAL PARTNERS LTD. (7) 400 East Pratt Street, Suite 910 Baltimore, MD 21202	618,344	8.69%

SPRINGVIEW GROUP LLC (10) INTEGRATED HOLDING GROUP, L.P. MILLENNIUM MANAGEMENT, LLC ISRAEL A. ENGLANDER 666 Fifth Avenue, 8th Floor New York, NY 10103	473,189	6.80%

DELTA PARTNERS LLC (8) One International Place, Suite 2401 Boston, MA 02110	458,081	6.47%

MICHAEL A. ROTH and BRIAN J. STARK (9) 3600 South Lake Drive Saint Francis, WI 53235	380,590	5.37%

Officers and Directors

The following table shows, as to the directors, the named executive officers and the directors and executive officers of the Company as a group, the equity securities that, to our knowledge, were beneficially owned by them as of April 16, 2007.

Officers and Directors
Edgardo A. Mercadante (11)	193,786	2.73%
James E. Searson (12)	48,800	*	%
James A. Bologa (13)	6,666	*	%
James S. Beaumariage (14)	27,665	*	%
Allison D. Kiene (15)	22,501	*	%
Peter J. Grua (16)	171,889	2.46%
Dr. Philip P. Gerbino (17)	12,503	*	%
Mark T. Majeske (18)	9,703	*	%
Jugal K. Taneja (19)	171,720	2.46%
Laura L. Witt (20)	634,347	8.36%
All Directors and Executive Officers as a group	1,299,580	16.19%

*	Less than 1% of the outstanding common stock.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 312 Farmington Avenue, Farmington, CT 06032. Our common stock is quoted on the OTC Bulletin Board under the ticker symbol “FMRX.OB” since January 18, 2007. Prior to January 18, 2007, our common stock was quoted on the Nasdaq Capital Market under the symbol “DMAX”. All per share information has been adjusted for our 1 for 10 reverse stock split effective on August 16, 2006.

(2) Based on 6,959,017 shares of common stock and no shares of preferred stock outstanding as of April 16, 2007 plus any warrants or vested restricted stock and options for each beneficial owner. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of vested restricted stock and of common stock subject to options currently exercisable or exercisable within 60 days of April 16, 2007 (“Presently Exercisable Securities”) are deemed outstanding for computing the percentage held by each person or entity listed, but are not deemed outstanding for computing the percentage of any other person or entity. The table does not include any accelerated vesting that may occur upon the termination of our directors and officers.

(3) In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G, as amended, filed by this entity with the United States Securities and Exchange Commission on February 13, 2007. Such amount includes 1.65 million warrants received in connection with the private placement of two term notes in the aggregate amount of $10.0 million issued in June 2006. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.95% of the common stock, giving effect to such exercise.

(4) In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G, as amended, filed by this entity with the United States Securities and Exchange Commission on January 10, 2007. In addition, the Company relied on Form 4 filed on April 16, 2007.

(5) In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G, as amended, filed by this entity with the United States Securities and Exchange Commission on February 21, 2007. In addition, the Company relied on Form 4’s filed on February 21, 2007.

(6) In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G, as amended, filed by this entity with the United States Securities and Exchange Commission on February 14, 2007. Such amount includes 390,456 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the common stock, giving effect to such exercise. Medcap Management & Research LLC, as general partner and investment manager of MedCap Partners and MedCap Master Fund, and C. Fred Toney as managing member of Medcap Management & Research LLC, may be deemed to beneficially own the securities owned by MedCap Partners and MedCap Master Fund in that they may be deemed to have the power to direct the voting or disposition of the Securities. Medcap Management & Research LLC and C. Fred Toney disclaim beneficial ownership as to such securities, except to the extent of their respective pecuniary interests therein.

(7) In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13D, as amended, filed by this entity with the United States Securities and Exchange Commission on October 19, 2005 such amount includes 156,179 warrants to purchase common stock. The shares are owned by ABS Capital Partners III, L.P. ABS Partners III, L.L.C., as the General Partner, and Donald B. Hebb, Jr, Timothy T. Weglicki and John D. Stobo, Jr, as the Managing Members of the General Partner are indirect beneficial owners of the reported securities. The General Partner and Managing Members disclaim beneficial ownership of theses shares except to the extent of their respective pecuniary interest therein. Laura Witt, a director of Familymeds Group, is a manager of the general partner of ABS Capital Partners III, L.P. Ms. Witt disclaims beneficial ownership of all such securities held by ABS Capital Partners III, L.P., except to the extent of her proportionate pecuniary interests therein.

(8) Shares reported for Delta Partners, LLC and Charles Jobson include shares beneficially owned by Prism Partners L.P., Prism Offshore Fund Limited, and Prism Partners QP, LP and one separate account. In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13G, as amended, filed by this entity with the United States Securities and Exchange Commission on February 13, 2007. Such amount includes 125,000 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the common stock, giving effect to such exercise.

(9) Michael A. Roth and Brian J. Stark may be deemed to be the control persons of the shares owned by such entity. In calculating the beneficial ownership of this entity, the Corporation has relied upon the Schedule 13G, filed by this entity with the United States Securities and Exchange Commission on February 14, 2007. Such amount includes 130,200 warrants received in connection with the private investment in our stock which closed on October 3, 2005. Such warrants are subject to conversion caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own (determined in accordance with Section 13(d) of the Exchange Act) in excess of 9.99% of the common stock, giving effect to such exercise.

(10) In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13D, as amended, filed by this entity with the United States Securities and Exchange Commission on March 7, 2007.

(11) Edgardo A. Mercadante serves as our President, Chief Executive Officer and Chairman of the Board and owns 42,451 shares and 151,335 shares issuable upon exercise of Presently Exercisable Securities.

(12) James E. Searson serves as our Senior Vice President, Chief Operating Officer and Director and owns 10,467 shares and 38,333 shares issuable upon exercise of Presently Exercisable Securities.

(13) James A. Bologa serves as our Senior Vice President, Chief Financial Officer and Treasurer and owns 3,333 shares and 3,333 shares issuable upon exercise of Presently Exercisable Securities.

(14) James S. Beaumariage serves as our Senior Vice President, Operations, Familymeds, Inc. and owns 5,000 shares and 22,665 shares issuable upon exercise of Presently Exercisable Securities.

(15) Allison D. Kiene serves as our Senior Vice President, General Counsel and Corporate Secretary owns 2,000 shares and 20,501 shares issuable upon exercise of Presently Exercisable Securities.

(16) Peter J. Grua serves as a director of Familymeds Group, Inc. and owns 4,503 shares and 10,026 shares issuable upon exercise of Presently Exercisable Securities. As an officer of HLM Management, Mr. Grua may be deemed to beneficially own an additional 157,360 shares of common stock. He disclaims beneficial ownership of all such securities held by all such entities, except to the extent of his proportionate pecuniary interests therein. For Validus L.P. includes 20,362 warrants to purchase common stock. For HLM/CB Fund, L.P., includes 8,171 warrants to purchase common stock. For HLM/UH Fund, L.P., includes 11,212 warrants to purchase common stock.

(17) Dr. Philip P. Gerbino serves as a director of Familymeds Group, Inc. and owns 6,003 shares and 6,500 shares issuable upon exercise of Presently Exercisable Securities.

(18) Mark T. Majeske, serves as a director of Familymeds Group, Inc. and owns 4,203 shares and 5,500 shares issuable upon exercise of Presently Exercisable Securities.

(19) Jugal K. Taneja serves as a director of Familymeds Group, Inc. Mr. Taneja beneficially owns the following shares and warrants: 21st Century Healthcare Fund LLC, 30,000; Carnegie Capital, 42,455; Dynamic Health Products, 12,246; First Delhi Trust, 4,837; and Manju Taneja, his spouse, 46,950. Mr. Taneja disclaims beneficial ownership of all such securities held by his wife and son. Mr. Taneja owns 153,970 shares and 17,750 shares issuable upon exercise of Presently Exercisable Securities.

(20) In calculating the beneficial ownership of this entity, the Company has relied upon the Schedule 13D, as amended, filed by this entity with the United States Securities and Exchange Commission on October 19, 2005 and includes 156,179 warrants to purchase common stock. The shares are owned by ABS Capital Partners III, L.P. ABS Partners III, L.L.C., as the General Partner, and Donald B. Hebb, Jr, Timothy T. Weglicki and John D. Stobo, Jr, as the Managing Members of the General Partner are indirect beneficial owners of the reported securities. The General Partner and Managing Members disclaim beneficial ownership of theses shares except to the extent of their respective pecuniary interest therein. Laura Witt, a director of Familymeds Group, is a manager of the general partner of ABS Capital Partners III, L.P. Ms. Witt disclaims beneficial ownership of all such securities held by ABS Capital Partners III, L.P., except to the extent of her proportionate pecuniary interests therein. Ms. Witt owns 5,503 shares and 10,500 shares issuable upon exercise of Presently Exercisable Securities.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

    The original lease (dated December 30, 2003) (the “Original Lease”) provided for a term of 15 years, expiring December 30, 2018, and monthly lease payments of $0.017 million.  When the Original Lease was executed, Becan and Valley North entered into a Consent, Subordination and Assumption Agreement (the “Guarantee”) with PIDA and Regional Industrial Development Corporation of Southwest Pennsylvania (“RIDC”) dated December 30, 2003, pursuant to which, among other things, Becan and Valley Drug Company (Valley North”), jointly and severally, assumed all obligations of RIDC to make payments and discharge all obligations expenses, costs and liabilities of RIDC in connection with the PIDA note (the “PIDA Note”).  The PIDA Note is also secured by the Original Lease and the property.

    In connection with the previously disclosed December 2005 sale of the business operated out of the Pennsylvania facility to RDC (the “Asset Sale”), Becan and Valley North agreed to shorten the lease to five years ending, December 2010, and to sublease the premises to RDC. It was the intent of the parties at that time to assign the lease to RDC upon the consent to such assignment by PIDA.  RDC held back $0.3 million of the purchase price related to the Asset Sale pending receipt of PIDA’s consent. Recently, PIDA agreed to consent to the assignment of the lease to RDC subject to the preparation of final documents, including documents evidencing the parties agreement to shorten the maturity of the PIDA Note to five years ending December 2010; but, during October 2006, RDC notified PIDA that it was withdrawing its application to PIDA and that it was no longer willing to assume the lease.   Contemporaneously with its notice to PIDA, RDC notified the Company that it refused to pay the $0.3 million holdback to Valley because of the delays in obtaining the PIDA consent.  RDC has signed a sublease for the property and remains legally responsible for the lease payments.  In October 2006, the Company filed a demand for arbitration claiming RDC has acted in bad faith and demanding $0.3 million. Becan and its principals, including Mr. Taneja, indemnified Valley North and the Company against any claims or demands PIDA may bring against Valley or the Company in connection with the PIDA Note and will use their best efforts to have Valley released from all obligations under the PIDA Note.

In January 2004, prior to the Merger, the Company executed a second commercial lease agreement (the “Second Lease”) with an entity controlled by certain directors and officers of the Company at the time, including Mr. Jugal K. Taneja, a current director. The Second Lease is for an initial period of fifteen years with a base monthly lease payment of $0.017 million. During the fiscal year ended December 31, 2005, the Company recorded rent expense of $0.2 million related to the Second Lease. This lease was terminated in accordance with the terms therein on October 16, 2006. The landlords, are now claiming the Company owes them past due rent and other amounts associated with the lease of the property.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

The following tables set forth the aggregate fees billed by Deloitte & Touche LLP for the services indicated for the years ended December 30, 2006 and December 31, 2005 (amounts in thousands).

	2006	2005
Audit	$460	$808
Audit Related	-	15
Total	$460	$823

Audit Fees. Audit fees were for professional services incurred in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 30, 2006 and December 31, 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit Related Fees.  Audit related fees for the fiscal year ended December 31, 2005 consist of fees for services provided in connection with the audit of the Company’s benefit plan.

Familymeds’ audit committee pre-approves all non-audit services provided to Familymeds by its independent accountants. According to its revised audit committee charter, a copy of which was previously filed with the SEC, this pre-approval authority may be delegated to a single member of the audit committee and then reviewed by the entire audit committee at the committee’s next meeting. Approvals of non-audit services will be publicly disclosed in Familymeds’ periodic reports filed with the SEC. For the fiscal years 2005 and 2006, all non-audit services were pre-approved by the audit committee. The audit committee determined the rendering of the “audit related” work, listed above, by Deloitte & Touche LLP is compatible with maintaining the auditor’s independence.

PART IV

Item 15. EXHIBITS
31.3 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMILYMEDS GROUP, INC.

Date: April 30, 2007	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edgardo A. Mercadante	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2007
Edgardo A. Mercadante

/s/ James A. Bologa	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2007
James A. Bologa

/s/ James E. Searson	Senior Vice President, Chief Operating Officer, and Director	April 30, 2007
James E. Searson

/s/ Philip P. Gerbino	Director	April 30, 2007
Philip P. Gerbino

/s/ Peter J. Grua	Director	April 30, 2007
Peter J. Grua

/s/ Mark T. Majeske	Director	April 30, 2007
Mark T. Majeske

/s/ Jugal K. Taneja	Director	April 30, 2007
Jugal K. Taneja

/s/ Laura L. Witt	Director	April 30, 2007
Laura L. Witt