Form 10-Q
period 2007-03-31
FAMILYMEDS GROUP, INC.
filed 2007-05-21
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of May 15, 2007 there were 6,959,017 shares of common stock, par value $0.001 per share, outstanding.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

i

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 AND DECEMBER 30, 2006
(in thousands, except share data)
(unaudited)

	March 31, 2007	December 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$854	$845
Trade receivables, net of allowance for doubtful accounts of approximately
$4,006 and $3,720 in 2007 and 2006, respectively	13,504	16,038
Inventories	18,419	22,417
Prepaid expenses and other current assets	1,499	1,553

Total current assets	34,276	40,853

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization
of approximately $14,328 and $14,502 in 2007 and 2006, respectively	5,732	6,269

INTANGIBLE ASSETS—Net of accumulated amortization of
approximately $18,910 and $20,657 in 2007 and 2006, respectively	1,118	1,289

OTHER NONCURRENT ASSETS	750	750

TOTAL ASSETS	$41,876	$49,161

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable, net of discount of $2,122 and $2,247 in 2007 and 2006	$6,879	$6,753
Promissory notes payable	76	76
Revolving credit facility	33,360	37,467
Accounts payable	12,911	14,843
Accrued expenses	3,502	4,269
Other current liabilities	55	59

Total current liabilities	56,783	63,467

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock, $1,000 par value, 500,000 authorized and none outstanding	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 6,962,821 shares issued and outstanding for 2007 and 2006, respectively.	67	67
Additional paid in capital	230,996	230,949
Accumulated deficit	(245,970)	(245,322)

Total stockholders’ deficit	(14,907)	(14,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,876	$49,161

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006 (Going Concern Basis)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

NET REVENUES	$52,396	$56,040

COST OF SALES	42,626	45,125

Gross margin	9,770	10,915

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,963	12,987
GAIN ON SALE OF PHARMACY ASSETS	(3,100)	-
DEPRECIATION AND AMORTIZATION EXPENSE	524	838

OPERATING INCOME (LOSS)	383	(2,910)

OTHER INCOME (EXPENSE):
Interest expense	(1,031)	(1,396)
Interest income	-	10
Other income	-	59

Total other expense, net	(1,031)	(1,327)

Loss from continuing operations	(648)	(4,237)
Income from discontinued operations	-	181
NET LOSS	$(648)	$(4,056)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Loss from continuing operations	(0.09)	(0.64)
Income from discontinued operations	-	0.03
Net loss	$(0.09)	$(0.61)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted Shares	6,963	6,587

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006 (Going Concern Basis)
(in thousands)
(Unaudited)
	Three Months Ended
	March 31, 2007	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(648)	$(4,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	524	838
Stock compensation expense	47	125
Noncash interest expense	126	314
Amortization of deferred financing fees	76	75
Provision for doubtful accounts	286	27
Gain on sale of pharmacy assets	(3,100)	-
Effect of changes in operating assets and liabilities:
Trade receivables	2,248	1,541
Inventories	2,223	1,069
Prepaid expenses and other current assets	54	306
Accounts payable	(1,932)	716
Accrued expenses	(767)	229
Other	(4)	(156)

Net cash provided by (used in) operating activities	(867)	1,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(147)	(845)
Purchases of pharmacy assets	-	(244)
Proceeds from sale of pharmacy assets	5,130	-

Net cash provided by (used in) investing activities	4,983	(1,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from revolving credit facility, net	(4,107)	192
Repayment of promissory notes payable	-	(358)
Proceeds from exercise of stock options	-	3

Net cash used in financing activities	(4,107)	(163)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9	(224)

CASH AND CASH EQUIVALENTS—Beginning of period	845	6,681

CASH AND CASH EQUIVALENTS—End of period	$854	$6,457

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$797	$1,008
Noncash transactions—
Subordinated Convertible Debenture interest payments made in common stock	$-	$900

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BUSINESS

Asset Sale, Plan Of Complete Liquidation And Dissolution, Business, Discontinued Operations And Going Concern

Familymeds Group, Inc. (“Familymeds,” the “Company,” or “we” and other similar pronouns) is a pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc.  Familymeds Group, Inc. was formerly known as DrugMax, Inc. and on July 10, 2006, the Company amended its Articles of Incorporation to change its name from DrugMax, Inc. to Familymeds Group, Inc. As of March 31, 2007, we operated 67 Company-owned locations including 64 pharmacies, one health and beauty location, one non-pharmacy mail order center, and a drug distribution business primarily focused on the direct distribution of specialty pharmaceuticals to physicians, medical clinics and other health care providers known as Familymeds Medical Supply.  The Company also franchises 7 pharmacies.   The Company’s pharmacies are located in 12 states and operate under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite Pharmacy SM brand names. The Company reports on a 52-53 week fiscal year.

As of March 31, 2007 and December 30, 2006, the Company had a net shareholders’ deficit of $14.9 million and $14.3 million and had incurred net losses of $0.6 million, $7.2 million, $54.9 million and $39.8 million for the three months ended March 31, 2007 and for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

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

Also during the third and fourth quarters of 2006, the Company closed or sold underperforming stores and continued to evaluate its ongoing operations to improve results.  During the 2nd half of 2006, the Company implemented selling and general administrative expense reduction measures, including a workforce reduction of 33 employees at the Company headquarters in Farmington, Connecticut in July 2006, directed at reducing costs and improving overall liquidity. Despite these efforts, the Company continued to experience a reduction in gross margins due to the increased number of participants enrolled in Medicare Part D plans and the increased pressure by other third parties to reduce prescription reimbursement rates.

These negative pressures on gross margin coupled with the increasing demand for pharmacists, rising salary requirements, increasing health care costs and professional liability insurance costs, will continue to negatively impact the Company’s ability to become profitable.

The continued gross margin pressure on prescription drug sales, among other factors, has created a more urgent need for a larger scaled enterprise for its clinic and Worksite Pharmacy business model. To this end, the Company exhaustively sought new capital; however, such financing opportunities were highly dilutive.

As a result, and, in light of the factors noted above, the current competitive environment and the Company’s highly leveraged capital structure, the Board of Directors concluded that the Company lacked the capital resources necessary in the long-term to compete effectively in its industry and in an effort to maximize the value of the shareholders’ investment in the Company, the Board of Directors decided to examine certain financial and strategic alternatives to the Company remaining independent.

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

On February 7, 2007, our Board of Directors approved the Asset Purchase Agreement with Walgreens and the Plan of Complete Liquidation and Dissolution of the Company discussed below.  Its decision was based on a review of the Company’s past performance, projected future growth, ongoing liquidity constraints, vendor relations, industry outlook, and strategic alternatives.

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

Plan of Complete Liquidation and Dissolution

As discussed above, Familymeds’ Board of Directors approved the proposed Plan of Complete Liquidation and Dissolution of Familymeds (referred to herein as the “Plan of Complete Liquidation and Dissolution”) on February 7, 2007, subject to the approval of its shareholders, which was obtained at the Special Meeting held March 30, 2007.

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

Overview of Business- On March 19, 2004, Familymeds Group, Inc. (“FMG”) entered into an Agreement and Plan of Merger which was amended on July 1, 2004 and on October 11, 2004 (as amended, the “Merger Agreement”) with DrugMax, Inc. (“DrugMax”). Under the terms of the Merger Agreement, on November 12, 2004, FMG merged into DrugMax, and DrugMax became the surviving corporation in the merger (the “Merger”). The Merger was treated as a purchase of DrugMax by FMG for accounting purposes. Accordingly, for periods prior to the Merger, the information contained herein is the historical information of FMG. On July 10, 2006, DrugMax changed its name back to Familymeds Group, Inc,

The results of operations acquired in the merger have been included in the Company’s consolidated statements of operations (primarily in discontinued operations as described below).

During fiscal year ended December 31, 2005, the Company operated two drug distribution facilities: Valley Drug Company and Valley Drug Company South. During the third quarter of 2005, the Company determined that it would sell certain assets of the drug distribution business and eliminate operations conducted out of the New Castle, Pennsylvania facility and the St. Rose, Louisiana facility related to the distribution to independent pharmacies. Accordingly, since October 1, 2005, the Company considered substantially all of the wholesale distribution business as discontinued operations for financial statement presentation purposes.

There were no net revenues related to the discontinued operations for the three months ended March 31, 2007 and April 1, 2006, respectively.  The income from discontinued operations was $0.0 million and $0.2 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

NOTE 2 - BASIS OF PRESENTATION

Basis of Presentation (Liquidation and Going Concern Basis of Accounting)

The Company’s shareholders approved the Plan of Complete Liquidation and Dissolution on March 30, 2007, the last business day of the fiscal quarter ended March 31, 2007. Accordingly, effective April 1, 2007, the Company adopted the liquidation basis of accounting. The accompanying condensed consolidated financial statements have been prepared on the going concern basis of accounting.

As of March 31, 2007 and December 30, 2006, the Company had a net shareholders’ deficit of $14.9 million and $14.3 million and had incurred net losses of $0.6 million, $7.2 million, $54.9 million and $39.8 million for the three months ended March 31, 2007 and for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.  In addition to the Plan of Complete Liquidation and Dissolution, these matters raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - PER SHARE INFORMATION

The computations of basic and diluted net loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities would include all-in-the money stock options and warrants.  All outstanding options and warrants to purchase shares of common stock were excluded from the March 31, 2007 and April 1, 2006 computations of diluted net loss per common share because inclusion of such shares would have been anti-dilutive.

NOTE 4 - STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment (as amended).” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting generally for all share-based payment transactions with employees and was adopted by the Company on January 1, 2006.

Share Based Compensation Plans

As of March 31, 2007, we have two share-based compensation plans, which are described below.

The DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan permits the granting of stock options to purchase shares of common stock up to a total of 600,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. The terms of any option grants are established by the Board of Directors and / or compensation committee, subject to the requirements of the plan, but, generally, these options vest over a three year period at a rate of 33% each year. The Plan will expire on August 13, 2009. Options are issued to non-employee directors under this plan.

Each outside Director is issued an option to purchase 1,000 shares of common stock annually each year following his or her election to the Board of Directors. Each outside Director who serves as a member of a committee is issued an option to purchase 500 shares of the Company’s common stock annually. The chairperson of each committee, other than the Audit Committee, is issued an option to purchase an additional 500 shares of common stock annually. The chairperson of the Audit Committee and the Chairman of the Board shall receive an option to purchase 1,000 shares of the Company’s common stock annually. The foregoing options are granted under the Company’s 1999 Incentive and Non-Statutory Stock Option Plan. The exercise price for the options is determined as of the annual shareholders meeting of each year.

The DrugMax, Inc. 2003 Restricted Stock Plan permits the granting of shares of restricted common stock up to a total of 350,000 shares. The Board of Directors determines the price, if any, on the date of grant. The Plan will expire on August 27, 2013. Restricted shares are issued to non-employee directors under this plan.

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

There were no option grants during the three months ended March 31, 2007. The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price, volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, the weighted-average fair value for each option granted during the three months ended April 1, 2006 was $8.38. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended March 31, 2007 and April 1, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:

Three Months Ended April 1, 2006
Risk-free interest rate	4.62%
Expected life	3 years
Volatility	77%
Dividend yield	-%

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

The following table summarizes information about our stock option plan for the three months ended March 31, 2007.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Weighted Average Fair Value
Balance, December 30, 2006	390,907	$11.61	8.1 years	$18.24
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	425	14.82		6.72

Options outstanding, March 31, 2007	390,482	$11.61	7.8 years	$18.26

Options exercisable, March 31, 2007	287,463	$12.14	7.6 years	$23.07

As of March 31, 2007, there was $0.2 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 1.0 year. There was no cash received from stock option exercises for the three months ended March 31, 2007. There were no income tax benefits from share based arrangements.

Share based compensation expense was $0.05 million and $0.1 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

The following table summarizes information about restricted stock awards issued under the 2003 Restricted Stock Plan for the three months ended March 31, 2007:

	Shares	Weighted Average Grant-Date Fair Value
Non Vested Balance at December 30, 2006	42,825	$10.46
Granted	-	-
Vested	-	-

Non Vested Balance at March 31, 2007	42,825	$10.46

As of March 31, 2007, there was $0.4 million of total unrecognized compensation costs related to restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.0 year. At March 31, 2007, an aggregate of 375,437 shares of common stock remained available for future grants under our stock plans, which cover restricted stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards.

NOTE 5 - INTANGIBLE ASSETS

The carrying value of goodwill and intangible assets is as follows (in thousands):

	March 31, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$20,028	$(18,910)	$21,946	$(20,657)

The remaining weighted average amortization period for intangible assets is approximately 1 year assuming the Company completes its Plan of Liquidation and Dissolution. Amortization expense related to intangible assets was approximately $0.2 million and $0.5 million for the three months ended March 31, 2007 and April 1, 2006, respectively. These intangible assets are expected to be fully amortized during fiscal 2007.

NOTE 6 —DEBT

Debt consists of the following (amounts in thousands):

	March 31, 2007	December 30, 2006
Revolving credit facility (1)	$33,360	$37,467
Promissory notes payable	76	76
Subordinated notes payable, net of discount of $2,122 and $2,247, respectively	6,879	6,753
Total	$40,315	$44,296

(1)
On May 11, 2007, the Company terminated its $65 million revolving credit facility and in connection therewith repaid all outstanding amounts under the revolving credit facility along with a termination fee of $0.7 million.

Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF provided the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65.0 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the prime index rate plus an applicable prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of March 31, 2007 and December 30, 2006 was 8.25% and 8.25%, respectively. As of March 31, 2007 and December 30, 2006, the interest rate, including applicable margin, used to calculate accrued interest was 8.5% and 8.5%, respectively. Interest is payable monthly.

The New Credit Facility included an early termination fee of $0.7 million if paid in full before October 12, 2008. The New Credit Facility was secured by substantially all assets of the Company. As of March 31, 2007, $33.4 million was outstanding on the revolving line of credit and $1.8 million was estimated as available for additional borrowings, based on eligible receivables, inventory and prescription files.

In connection with the Walgreens’ Asset Sale, Wells Fargo Retail Finance, LLC, as agent for the revolving credit lenders consented to the Asset Sale and the consummation of the sale, subject to various terms and conditions. Among those conditions, we agreed that all proceeds received by us from the sale shall be paid to Wells Fargo for application to the credit facility until all amounts due under the facility are paid in full and the Loan Agreement is terminated. Accordingly, on May 11, 2007, the Company terminated its $65 million Loan Agreement and in connection therewith repaid all outstanding amounts under the Loan Agreement along with a termination fee of $0.7 million.

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

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.17 million and $0.33 million, respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Company intends to payoff these notes prior to the end of the second quarter of 2007 and therefore did not make the March 1, 2007 and does not intend to make the June 1, 2007 principal payments. Deerfield has accepted this arrangement. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid by the Company at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate on this debt, the Company records the average quarterly interest expense and record a corresponding asset or liability for the difference not currently payable each quarter. As of March 31, 2007, the Company has classified this liability as current as it expects to retire this obligation within 12 months of the balance sheet date.

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

NOTE 7 - INCOME TAXES

The Company incurred a net loss for the three months ended March 31, 2007 and April 1, 2006. No income tax expense had been recorded during these periods due to the significant net operating losses available to the Company to offset such net income. The Company has established a valuation allowance on all of its deferred tax assets due to the uncertainty of their realization.

On December 31, 2006, the Company adopted the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 had no material impact on its financial position or results of operations as a full valuation allowance has been established.

NOTE 8- CONTINGENCIES

Prior to fiscal 2006, the Company’s drug distribution operations operated out of two locations, one in New Castle, Pennsylvania and one in St. Rose, Louisiana.  The Pennsylvania operations were located at 209 Green Ridge Road, New Castle, Pennsylvania 16105, a facility consisting of approximately 45,000 square feet of office, warehouse, shipping and distribution space. Valley Drug Company (“Valley North”) leased this premises from Becan Development LLC (“Becan”), a company owned by a current director of the Company (Jugal Taneja) and certain former directors, officers and employees of the Company. The original lease (dated December 30, 2003) (the “Original Lease”) provided for a term of 15 years, expiring December 30, 2018, and monthly lease payments of $17,000.  When the Original Lease was executed, Becan and Valley North entered into a Consent, Subordination and Assumption Agreement (the “Guarantee”) with the Pennsylvania Industrial Development Authority (“PIDA”) and Regional Industrial Development Corporation of Southwest Pennsylvania (“RIDC”) dated December 30, 2003, pursuant to which, among other things, Becan and Valley North, jointly and severally, assumed all obligations of RIDC to make payments and discharge all obligations expenses, costs and liabilities of RIDC in connection with the PIDA note (the “PIDA Note”). The PIDA Note is also secured by the Original Lease and the property.

In connection with the sale of the business operated out of the Pennsylvania facility to Rochester Drug Cooperative (“RDC”) (the “Asset Sale”), Becan and Valley North agreed to shorten the lease to five years ending, December 2010, and to sublease the premises to RDC. It was the intent of the parties at that time to assign the lease to RDC upon the consent to such assignment by PIDA. RDC held back $0.3 million of the purchase price related to the Asset Sale pending receipt of PIDA’s consent.  PIDA recently agreed to consent to the assignment of the lease to RDC subject to the preparation of final documents, including documents evidencing the parties agreement to shorten the maturity of the PIDA Note to five years ending December 2010; but, during October 2006, RDC notified PIDA that it was withdrawing its application to PIDA and that it was no longer willing to assume the lease. Contemporaneously with its notice to PIDA, RDC notified the Company that it refused to pay the $0.3 million holdback to Valley because of the delays in obtaining the PIDA consent. RDC has signed a sublease for the property and remains legally responsible for the lease payments. In October 2006, the Company filed a demand for arbitration claiming RDC has acted in bad faith and demanding $0.3 million. Becan and its principals, including Mr. Taneja, indemnified Valley North and the Company against any claims or demands PIDA may bring against Valley or the Company in connection with the PIDA Note and will use their best efforts to have Valley released from all obligations under the PIDA Note.

As of March 31, 2007 and December 30, 2006, the Company has not recorded any liabilities related to the Guarantee. However, should the Company be required to perform under the terms of the Guarantee, the Company would be required to pay all amounts owed under the PIDA Note, which as of March 31, 2007 was approximately $0.8 million. The Company believes it will not be required to perform under the terms of the Guarantee. Further any requirement to perform under the Guarantee would be mitigated by the indemnification by Becan and its principals. Additionally, management believes, the fair value of the Pennsylvania facility that could be realized upon the sale of the facility exceeds the amounts outstanding on the PIDA Note and the other loans related to the premises.

NOTE 9- SUBSEQUENT EVENTS

On May 11, 2007, the Company terminated its $65 million New Credit Facility and in connection therewith repaid all outstanding amounts under the credit facility along with a termination fee of $0.7 million.

On April 4, 2007, the Company received a portion of the purchase price and began the process of selling its pharmacy assets to Walgreens. The closing of the sale of all of the assets to Walgreens is expected to be completed by the end the second quarter of 2007. Through May 11, 2007, Walgreens has paid approximately $43.4 million in cash proceeds of which $3.0 million will be kept in escrow to satisfy our post-closing indemnification obligations, if any.

On April 2, 2007, Rakesh K. Sharma resigned as a director to the Company.

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

On March 30, 2007, Familymeds Group, Inc.’s shareholders voted to approve the Asset Sale. Shareholders also voted to approve and adopt a plan of complete liquidation and dissolution of the Company and the transactions contemplated thereby pursuant to which the Company will be dissolved and liquidated

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Familymeds bases these forward-looking statements on its expectations and projections about future events, which Familymeds has derived from the information currently available to it. In addition, from time to time, Familymeds or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in Familymeds’ filings with the United States Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of Familymeds’ executive officers. For each of these forward-looking statements, Familymeds claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or Familymeds’ future performance, including but not limited to:

•	expected closing and timing of the closing of Familymeds’ anticipated asset sales and liquidation;

•
expected cash to be received from the asset sales, including but not limited to, inventories, accounts receivable, fixed assets, prescription files and other assets, and cash to be disbursed to settle our obligations and liabilities, both known and unknown;

•	expected cash distributions to shareholders, amounts and the timing of these distributions;

•	expected expenses in connection with the asset sales and the liquidation;

•	possible or assumed future results of operations; and

•	future revenue and earnings.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Familymeds’ expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to Familymeds:

•	the satisfaction of conditions to complete the asset sales, regulatory approvals and third party consents;

•	the amount of costs, fees and expenses related to the asset sales, interim operations, sales of the other remaining assets, and subsequent liquidation and dissolution of Familymeds;

•	the uncertainty of general business and economic conditions;

•	the amount to be recovered for inventories and other assets and the amount collected from accounts receivable and the amount paid to settle our obligations and liabilities;

•	the loss of key personnel including pharmacists;

•	the impact of competition, both expected and unexpected;

•	adverse developments, outcomes and expenses in legal proceedings; and

•	other risk factors as further described in this Form 10-Q.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to Familymeds on the date of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this Form 10-Q and other statements made from time to time by Familymeds or its representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Familymeds including without limitation those discussed elsewhere in this Form 10-Q and the risks discussed in our United States Securities and Exchange Commission filings. Except for its ongoing obligations to disclose material information as required by the federal securities laws, Familymeds is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Since the approval of the Plan of Complete Liquidation and Dissolution by our shareholders on March 30, 2007, we have begun implementing the plan by attempting to sell our assets and satisfy our obligations. Among other things, on April 4, 2007, we began to the process of closing the Asset Sale to Walgreens. The Asset Sale to Walgreens will be completed on a staggered basis. The closing of the sale of all of the assets to Walgreens is expected to be completed by the end the second quarter of 2007. Through May 11, 2007, Walgreens has paid approximately $43.4 million in cash proceeds of which $3.0 million will be kept in escrow to satisfy our post-closing indemnification obligations, if any.

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

In connection with the Asset Sale, Wells Fargo Retail Finance, LLC, as agent for the revolving credit lenders pursuant to the Loan and Security Agreement dated as of October 12, 2005 (as amended, modified, supplemented or restated and in effect from time to time, the “Loan Agreement”) among (i) Familymeds Group, Inc. (f/k/a Drugmax, Inc.), as Lead Borrower, (ii) the other Borrowers party thereto from time to time, (iii) the Revolving Credit Lenders party thereto from time to time, (iv) and Wells Fargo, has consented to the Asset Sale and the consummation of the sale, subject to various terms and conditions. Among those conditions, we agreed that all proceeds received by us from the sale shall be paid to Wells Fargo for application to the credit facility until all amounts due under the facility are paid in full and the Loan Agreement is terminated. Accordingly, on May 11, 2007, the Company terminated its $65 million Loan Agreement and in connection therewith repaid all outstanding amounts under the Loan Agreement along with a termination fee of $0.7 million.

We intend to sell our remaining assets to several other national and regional pharmacy operators. We also have begun this process. During the first quarter of 2007, we sold 10 pharmacy locations and we expect to sell 60 additional locations to Walgreens and others by the end of the second quarter of 2007.

The Company previously reported it had executed asset purchase agreements and letters of intent for the sale of the majority of its assets. To date, the Company has sold and closed pharmacies together with related pharmacy assets to multiple buyers, including Walgreens. One non-Walgreens original potential purchaser of pharmacy assets who had previously executed a letter of intent has decided not to pursue the transaction. As a result, the Company has continued to market those assets to other potential buyers and has subsequently signed a new letter of intent for a portion of those assets. However, the new potential purchaser has proposed a transaction which would exclude certain assets and changes the valuation on the assets included.

The Company will continue to market all remaining assets and continue to seek better valuations, however potential valuation differences may result in a reduced overall recovery estimated to be $2.0-$5.0 million less than originally estimated.

Additionally, as a result of its announcement to sell the majority of its assets and to execute its Plan of Complete Liquidation and Dissolution, the Company has started to lose key employees and certain account receivable have delayed payments to the Company. Further, while the Company continues to expect the final Walgreens transaction to close by the end of the second quarter of 2007 as previously disclosed, the Company has incurred delays in the staggered Walgreens closings.

These factors, coupled with delays in the sales of the Company’s remaining assets, currently are expected to result in (a) delays in implementing the Plan of Complete Liquidation and Dissolution, including delays in the initial distributions to shareholders, which initial distributions management previously estimated would take place by the end of the second quarter of 2007 and which management now believes will take place during the third quarter of 2007 (b) lower than previously-estimated amounts being distributed to shareholders in connection with the Plan of Complete Liquidation and Dissolution, unless the Company is successful in selling its remaining assets at a greater value or recovering greater value through the reduction of its estimated liabilities, of which there can be no assurances.

Management currently does not believe it can quantify the aggregate impact of these factors on the amount of the distribution to shareholders.

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

General Description of the Business

Familymeds Group, Inc. (“Familymeds,” the “Company,” or “we” and other similar pronouns) is a pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc.  Familymeds Group, Inc. was formerly known as DrugMax, Inc. and on July 10, 2006, the Company amended its Articles of Incorporation to change its name from DrugMax, Inc. to Familymeds Group, Inc. We are incorporated in the state of Nevada and our corporate offices are located at 312 Farmington Avenue, Farmington, CT 06032, telephone (860) 676-1222. As of March 31, 2007, we operated 67 Company-owned locations including 64 pharmacies, one health and beauty location, one non-pharmacy mail order center, and a drug distribution business primarily focused on the direct distribution of specialty pharmaceuticals to physicians, medical clinics and other health care providers known as Familymeds Medical Supply.  The Company also franchises 7 pharmacies.  During the first quarter of 2007, we have sold 10 pharmacy locations and we expect to sell 60 additional locations by the end of the second quarter of 2007 pursuant to signed asset purchase agreements  Our pharmacies are located in 12 states and operate under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite Pharmacy SM brand names.

As of March 31, 2007 and December 30, 2006, the Company had a net shareholders’ deficit of $14.9 million and $14.3 million and had incurred net losses of $0.6 million, $7.2 million, $54.9 million and $39.8 million for the three months ended March 31, 2007 and for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

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

Pharmacy Operations

As of March 31, 2007, we operated 67 Company owned locations including 64 pharmacies, one home health center, one health and beauty location and one non-pharmacy mail order center, in 12 states under the Familymeds Pharmacy, Arrow Pharmacy & Nutrition Center, and Worksite PharmacySM brand names. We have pharmacies which are located at the point of care between physicians and patients, oftentimes inside medical office buildings or on a medical campus. The balance of our locations are usually nearby medical facilities though more retail accessible.

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

Revenues from this operation for the three months ended March 31, 2007 and April 1, 2006 were $1.0 million and $0.9 million, respectively. The Company expects revenues from this operation to decline as we have announced our Plan of Complete Liquidation and Dissolution.

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

Medicare Part D

As of January 1, 2006, Medicare beneficiaries had the opportunity to receive subsidized prescription drug coverage through the Medicare Part D program. The new drug benefit is delivered by competing plans, and our pharmacies have contracted with each of the major providers to ensure our customers can continue purchasing their prescriptions from our pharmacies. While the new Medicare drug benefit is entirely voluntary, we believe a significant portion of the Medicare population will enjoy this new benefit. During the three months ended March 31, 2007 and April 1, 2006, net revenues from Medicare Part D prescriptions represented 20.8% and 14.0% of total prescription sales, respectively. The gross margin from this business is less than what the traditional prescription drug plans provide and the accounts receivable days outstanding is more than what the traditional prescription drug plans.

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

During the three months ended March 31, 2007, there were no activities relating to our discontinued operations. This compares with no net revenues related to the discontinued operations and income from discontinued operations of $0.2 million for the three months ended April 1, 2006.

Comparison of Operating Results for the three months ended March 31, 2007 and April 1, 2006.

The Company’s shareholders approved the Plan of Complete Liquidation and Dissolution on March 30, 2007, the last business day of the fiscal quarter ended March 31, 2007. Accordingly, effective April 1, 2007, the Company adopted the liquidation basis of accounting. The condensed consolidated balance sheets as of March 31, 2007 and December 30, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and April 1, 2006  have been prepared on the going concern basis of accounting.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher. The Rx portion of the pharmacy business is dependent upon a number of third party payors that pay a portion or all of the Rx cost on behalf of the customers, “Third Party Customers.” Prescriptions generated by Third Party Customers represented approximately 96% and 93%, respectively of Rx revenues for the three months ended March 31, 2007 and April 1, 2006, respectively.

For financial statement presentation purposes, the Company has reported substantially all of the full-line wholesale drug distribution as discontinued operations.

 Net Revenues

Net revenue performance is detailed below:

	Three months Ended March 31, 2007	Three months Ended April 1, 2006
Net Rx and non-Rx revenues (in millions) (1)	$51.4	$55.1
Familymeds Medical Supply	1.0	0.9
Total net revenues (in millions)	$52.4	$56.0
Rx % of location net revenues	93.3%	94.4%
Third party % of Rx net revenues	96.4%	93.0%
Number of Company locations	64	78
Average location net revenue per location (in millions)	$0.8	$0.7

(1) Net revenues are net of contractual allowances.

Three Months Ended March 31, 2007 versus April 1, 2006
Net revenues increases (decreases) are as follows (in millions):

Net effect of location openings/closings (1)	$(4.6)
Rx revenues (2)	0.7
Non-Rx revenues	0.2
Familymeds Medical Supply (3)	0.1
Net decrease	$(3.6)

(1)	The net effect of location openings/closing represents the revenues of locations that were not open during the full periods compared.

(2)	Represents the net impact of price increases for brand name prescription products offset by an increase in the number of prescriptions filled for lower priced generic prescription products.

(3)
Represents Familymeds Medical Supply revenues related to direct distribution to physicians, medical clinics and other health care providers. In October 2006, this operation was moved to Farmington, Connecticut and is now doing business as Familymeds Medical Supply.

Gross Margin

Gross margin was $9.8 million or 18.6% for the three months ended March 31, 2007 in gross margin percentage. This compares to $10.9 million or 19.5% for the three months ended April 1, 2006. The decrease in gross margin percentage reflects the adverse effect of the efforts of managed care organizations, pharmacy benefit managers and other third party payors to reduce their prescription costs, as well as the impact of Medicare Part D. In recent years, our industry has undergone significant changes driven by various efforts to reduce costs. As employers and managed care organizations continue to focus on the costs of branded and specialty pharmaceuticals, we expect there will continue to be negative pressure on gross margins. The Company, like several others in the pharmacy industry, continues to experience a significant negative impact on gross margins due to the increasing number of prescriptions filled under Medicare Part D.

Information that helps explain our gross margin trend is detailed below:

Three months Ended March 31, 2007 Versus April 1, 2006
Gross margin increases (decreases) are as follows (in millions):

Net effect of location openings/closings	$(0.9)
Rx gross margin	(1.2)
Non-Rx gross margin	0.5
Familymeds Medical Supply	0.5
Net decrease	$(1.1)

Operating Expenses and Income

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense and gains on the sales of pharmacy assets. Net operating expenses were $9.4 million or 17.9% of net revenues for the three months ended March 31, 2007. This compared to $13.8 million or 24.7% of net revenues for the three months ended April 1, 2006.

Information that helps explain our operating expense trend is detailed below:

Three months Ended March 31, 2007 versus April 1, 2006
Changes in net operating expenses are as follows (in millions):

Selling, general and administrative expenses (1)	$(1.0)
Gain on sale of pharmacy assets (2)	(3.1)
Depreciation and amortization (3)	(0.3)
Net decrease	$(4.4)

(1)
The decrease in selling, general and administrative expenses is mainly due to decreases in payroll and benefits of $0.3 million, recruiting $0.2 million, stock option expense of $0.1 million, professional services of $0.1 million, delivery in the drug distribution business of $0.2 million.

(2)
The gain on sale of pharmacy assets relates to the completion of sales of certain stores related to our Plan of Complete Liquidation and Dissolution of the Company and represents the excess of the proceeds of the sale of 10 pharmacy locations over the net book value of the assets sold.

(3)	Depreciation and amortization expense was approximately $0.5 million and $0.8 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

Interest Expense

Interest expense was $1.0 million for the three months ended March 31, 2007 versus $1.4 million for the three months ended April 1, 2006. The decrease was due to a lower outstanding debt balances.

Income Taxes

No income taxes have been recorded in any period presented due to the uncertainty of realization of any related deferred tax assets.

Net Loss

Net loss for the three months ended March 31, 2007 was $0.6 million versus a net loss of $4.1 million for the three months ended April 1, 2006.  Factors impacting these results are discussed above.

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for the three months ended March 31, 2007 and April 1, 2006. Historically, our third quarter business has been affected by seasonality and has been lower than our other three fiscal quarters’ business due to the effect of reduced patient visits and doctor referrals during typical summer vacation months.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and have met our capital requirements primarily through private issuances of equity securities, convertible notes, bank borrowings, trade creditors and cash generated from operations.  Our principal sources of liquidity as of March 31, 2007, consisted of cash and cash equivalents of approximately $0.8 million along with approximately $1.8 million in estimated availability under our $65.0 million revolving credit facility.

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

Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65.0 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the prime index rate plus an applicable prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of March 31, 2007 and December 30, 2006 was 8.25% and 8.25%, respectively. As of March 31, 2007 and December 30, 2006, the interest rate, including applicable margin, used to calculate accrued interest was 8.5% and 8.5%, respectively. Interest is payable monthly.

The New Credit Facility included an early termination fee of $0.7 million if paid in full before October 12, 2008. The New Credit Facility is secured by substantially all assets of the Company. As of March 31, 2007, $33.4 million was outstanding on the revolving line of credit and $1.8 million was estimated to be available for additional borrowings, based on eligible receivables, inventory and prescription files.

In connection with the Asset Sale, Wells Fargo Retail Finance, LLC, as agent for the revolving credit lenders consented to the Asset Sale and the consummation of the sale, subject to various terms and conditions. Among those conditions, we agreed that all proceeds received by us from the sale shall be paid to Wells Fargo for application to the credit facility until all amounts due under the facility are paid in full and the New Credit Facility is terminated. Accordingly, on May 11, 2007, the Company terminated its $65 million credit facility and in connection therewith repaid all outstanding amounts under the New Credit Facility along with a termination fee of $0.7 million.

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

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.2 million and $0.3 million, respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Company intends to payoff these notes prior to the end of the second quarter of 2007 and therefore did not make the March 1, 2007 and does not intend to make the June 1, 2007 principal payments.  Deerfield has accepted this arrangement. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid by the Company at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate on this debt, the Company records the average quarterly interest expense and records a corresponding asset or liability for the difference not currently payable each quarter. As of March 31, 2007, the Company has classified this liability as current as it expects to retire this obligation within 12 months of the balance sheet date.

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

Operating, Investing and Financing Activities

 Cash Inflows and Outflows

During the three months ended March 31, 2007, the net increase in cash and cash equivalents remained unchanged for December 30, 2006 compared to a net decrease of $0.2 million during the three months ended April 1, 2006. As reported on our condensed consolidated statements of cash flows, our change in cash and cash equivalents during the three months ended March 31, 2007 and April 1, 2006 is summarized as follows:

	Three months ended
Dollars in thousands	March 31, 2007	April 1, 2006
Net cash (used in) provided by operating activities	$(867)	$1,028
Net cash provided by (used in) investing activities	4,983	(1,089)
Net cash used in financing activities	(4,107)	(163)

Change in cash and cash equivalents	$9	$(224)

Details of our cash inflows and outflows are as follows during the three months ended March 31, 2007:

Operating Activities: During the three months ended March 31, 2007, we used $0.9 million in cash and cash equivalents in operating activities as compared with $1.0 million provided by during the same prior year period. For the three months ended March 31, 2007, this was comprised primarily of net loss of $0.6 million and a decrease in working capital of $1.8 million and is partially offset by non-cash charges totaling $2.1 million. For the three months ended April 1, 2006, the use of cash consisted primarily of a net loss of $4.1 million offset by a decrease in working capital of $3.7 million and is offset by non-cash items of $1.4 million. Components of our significant non-cash adjustments for the three months ended March 31, 2007 and April 1, 2006 are as follows:

Non-cash Adjustments	Three months ended March 31, 2007 (amounts in thousands)	Three months ended April 1, 2006 (amounts in thousands)	Explanation of Non-cash Activity

Depreciation and amortization	$524	$838	Consists of depreciation of property and equipment as well as amortization of intangibles.

Non cash interest expense	126	314	Interest expense related to the Deerfield notes paid in common stock and ABDC principal payment shortfalls paid in common stock.

Gain on sale of pharmacy assets	(3,100)	-	Gain on the sale of pharmacy assets.

Other non-cash items, net	409	227	Other non-cash items include amortization of deferred financing fees, adjustments to our allowance for doubtful accounts and non-cash stock-based compensation.

Total non-cash adjustments to net income	$(2,041)	$1,379

Investing Activities: Cash provided by investing activities was $3.2 million for the three months ended March 31, 2007, as compared with $1.1 million used in investing activities in the three months ended April 1, 2006. Specific investing activity during the three months ended March 31, 2007 and April 1, 2006 was as follows:

•	During the three months ended March 31, 2007, we invested approximately $0.1 million in fixed assets.

•	During the first three months of 2007, we received cash of approximately $5.1 million from the sale of our pharmacy locations.

Financing Activities: Net cash used in financing activities was $4.1 million during the three months ended March 31, 2007, as compared with $0.2 million used in the three months ended April 1, 2006. Specific financing activity during the three months ended March 31, 2007 and April 1, 2006 was as follows:

•	During the three months ended March 31, 2007, we repaid $4.1 million of our revolving credit facility. This compares to $0.2 million in net proceeds in the same period of 2006.

•
During the three months ended March 31, 2007, we did not make any scheduled debt repayments under our outstanding subordinated notes. This compares to $0.4 million for scheduled debt repayments in the same period of 2006.

•
During the first three months of 2007, we also did not receive any proceeds from the issuance of common stock under our employee stock plans. This compares to $0.003 million for proceeds related to employee stock option exercises in the same period of 2006.

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

Goodwill and Identifiable Intangible Assets

Useful lives for identifiable intangibles are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows. After goodwill is initially recorded, annual impairment tests are required, or more frequently if impairment indicators are present. The amount of goodwill cannot exceed the excess of the fair value of the related reportable unit (which is based, in part, on the Company’s stock price) over the fair value of reporting unit’s identifiable assets and liabilities. Continued downward movement in the Company’s common stock price could have a material effect on the fair value of goodwill in future measurement periods. As of December 30, 2006, all remaining goodwill was impaired and written off.

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

Our impairment loss calculations contain uncertainty since we must use judgment to estimate future revenues, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated revenues, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party customers to reduce their prescription drug costs, regulatory changes the continued efforts of competitors to gain market share and consumer spending patterns. If these projections change in the future, we may be required to write-down our long-lived assets. Long-lived assets evaluated for impairment include property and equipment as well as intangible assets, which as of March 31, 2007 were approximately $5.7 million and $1.1 million, respectively and at December 30, 2006 were approximately $6.3 million and $1.3 million, respectively.

Trade Receivables

At March 31, 2007 and December 30, 2006, trade receivables reflected approximately $17.5 million and $19.7 million, respectively, of amounts due from various insurance companies, governmental agencies and individual customers. Of these amounts, there was approximately $4.0 million and $3.7 million reserved as of March 31, 2007 and December 30, 2006, respectively, for a balance of net trade receivables of $13.5 million and $16.0 million, respectively. We use historical experience, market trends and other analytical data to estimate our allowance for doubtful accounts. Based upon these factors, the reserve at March 31, 2007 is considered adequate. Although we believe that the reserve estimate is reasonable, actual results could differ from our estimate, and such differences could be material. If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income or higher net losses. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income or lower net losses.

Inventories

Inventories consist of pharmaceuticals and other retail merchandise owned by us. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the unaudited condensed consolidated financial statements are properly stated. We use historical data to estimate our inventory loss reserves and we have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. If the estimate of inventory losses is too low we may incur higher cost of sales in the future resulting in lower net income or higher net losses. If the estimate of inventory losses incurred is too high, we may experience lower cost of sales in the future resulting in higher net income or lower net losses. Inventories as of March 31, 2007 and December 30, 2006 were approximately $22.2 million and $25.0 million, respectively, net of approximately $3.8 million and $2.6 million of inventory loss reserves, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2007, $33.4 million and $9.0 million were outstanding on our revolving credit facility and Deerfield Notes, respectively. These borrowings are at a variable rate of interest. Assuming total debt of $42.4 million was outstanding for a full year, a 1% change in interest rates would change our interest expense by $0.4 million annually.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There has been no significant change in the status of the legal matters described in the Company’s fiscal 2006 Form 10-K, as amended.

From time to time, we may become involved in additional litigation arising in the ordinary course of our business. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on our financial statements.

Item 1A. RISK FACTORS.

There have been no material changes to the Risk Factors described in the Company’s fiscal 2006 Form 10-K, as amended.

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

Familymeds Group, Inc.

Date: May 21, 2007	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 21, 2007	By:	/s/ James A. Bologa
James A. Bologa Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)