Form 10-Q
period 2007-06-30
FAMILYMEDS GROUP, INC.
filed 2007-12-18
CIK 921878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number 1-15445

FAMILYMEDS GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	34-1755390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Bridgewater Road, Farmington, CT 06032
(Address of principal executive offices)

(860) 676-1222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  ☐          Accelerated filer   ☐         Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of November 15, 2007 there were 6,962,171 shares of common stock, par value $0.001 per share, outstanding.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2007

i

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS AS OF JUNE 30, 2007 (LIQUIDATION BASIS)
(in thousands)
(unaudited)

June 30, 2007
ASSETS
Cash and cash equivalents	$20,147
Restricted cash	3,000
Trade receivables, net of allowance for doubtful accounts of approximately $3,733	3,983
Inventories, net	1,946
Prepaid expenses and other assets	2,114

Property and equipment, net of accumulated depreciation and amortization of approximately $9,009	395

Intangible assets, net of accumulated amortization of approximately $4,246	72

TOTAL ASSETS	31,657

LIABILITIES

Notes payable	10,000
Promissory notes payable	121
Accounts payable	10,214
Accrued expenses	3,388
Other liabilities	37

TOTAL LIABILITIES	23,760

COMMITMENTS AND CONTINGENCIES	-

NET ASSETS IN LIQUIDATION	$7,897

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 30, 2006 (GOING CONCERN BASIS)
(in thousands, except share data)
(unaudited)

December 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$845
Trade receivables, net of allowance for doubtful accounts of approximately $3,720	16,038
Inventories, net	22,417
Prepaid expenses and other current assets	1,553

Total current assets	40,853

PROPERTY AND EQUIPMENT—Net of accumulated depreciation and amortization of approximately $14,502	6,269

INTANGIBLE ASSETS—Net of accumulated amortization of approximately $20,657	1,289

OTHER NONCURRENT ASSETS	750

TOTAL ASSETS	$49,161

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable, net of discount of $2,247	$6,753
Promissory notes payable	76
Revolving credit facility	37,467
Accounts payable	14,843
Accrued expenses	4,269
Other current liabilities	59

Total current liabilities	63,467

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock, $1,000 par value, 500,000 authorized and none outstanding	-
Common stock, $.001 par value, 200,000,000 shares authorized; 6,962,821 shares issued and outstanding	67
Additional paid in capital	230,949
Accumulated deficit	(245,322)

Total stockholders’ deficit	(14,306)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,161

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
(in thousands)
(Unaudited)

Period from April 1 to
June 30, 2007

NET REVENUES	$19,927

COST OF SALES	17,265

Gross margin	2,662

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,638
DEPRECIATION AND AMORTIZATION EXPENSE	360

OPERATING LOSS	(9,336)

OTHER INCOME (EXPENSE):
Interest expense	(2,573)
Interest income	18
Other income	18

Total other expense, net	(2,537)

NET LOSS	(11,873)

SHAREHOLDERS' DEFICIT AT MARCH 31, 2007	(14,907)

Gain on liquidation of pharmacy assets	40,028
Adjustment to liquidation basis	(5,351)

NET ASSETS IN LIQUIDATION, JUNE 30, 2007	$7,897

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31, 2007	July 1, 2006	July 1, 2006

NET REVENUES	$52,396	$60,743	$116,783

COST OF SALES	42,626	48,870	93,995

Gross margin	9,770	11,873	22,788

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,963	14,454	27,441
GAIN ON SALE OF PHARMACY ASSETS	(3,100)	-	-
DEPRECIATION AND AMORTIZATION EXPENSE	524	889	1,727

OPERATING INCOME (LOSS)	383	(3,470)	(6,380)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	-	13,086	13,086
Interest expense	(1,031)	(1,407)	(2,803)
Interest income	-	31	41
Other income	-	1	60

Total other income (expense), net	(1,031)	11,711	10,384

Income (loss) from continuing operations	(648)	8,241	4,004
Loss from discontinued operations	-	(403)	(222)
NET INCOME (LOSS)	$(648)	$7,838	$3,782

BASIC INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.09)	$1.25	$0.61
Loss from discontinued operations	-	(0.06)	(0.03)
Net income (loss)	$(0.09)	$1.20	$0.58

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$(0.09)	$1.24	$0.61
Loss from discontinued operations	-	(0.06)	(0.03)
Net income (loss)	$(0.09)	$1.19	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	6,963	6,606	6,597
Fully diluted	6,963	6,633	6,610

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Going Concern Basis)

(in thousands)
(Unaudited)

	Three Months Ended	Six Months Ended
	March 31, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(648)	$3,782
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	524	1,727
Stock compensation expense	47	301
Noncash interest expense	126	848
Amortization of deferred financing fees	76	124
Provision for doubtful accounts	286	(2)
Gain on extinguishment of debt	-	(13,086)
Gain on sale of pharmacy assets	(3,100)	-
Effect of changes in operating assets and liabilities:
Trade receivables	2,248	(2,638)
Inventories	2,223	3,332
Prepaid expenses and other current assets	54	518
Accounts payable	(1,932)	4,265
Accrued expenses	(767)	(374)
Other	(4)	(248)

Net cash used in operating activities	(867)	(1,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(147)	(2,715)
Purchases of pharmacy assets	-	(244)
Proceeds from sale of pharmacy assets	5,130	-

Net cash provided by (used in) investing activities	4,983	(2,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of) proceeds from revolving credit facility, net	(4,107)	1,988
Repayment of promissory notes payable	-	(1,209)
Payment of deferred financing fees		(21)
Proceeds from exercise of stock options	-	9

Net cash provided by (used in) financing activities	(4,107)	767

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9	(3,643)

CASH AND CASH EQUIVALENTS—Beginning of period	845	6,681

CASH AND CASH EQUIVALENTS—End of period	$854	$3,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$797	$1,736
Noncash transactions—
Subordinated Convertible Debenture interest payments made in common stock		$229
Retirement of ABDC subordinated notes payable		$23,089
Issuance of subordinated notes payable to Deerfield		$10,000

See notes to condensed consolidated financial statements.

FAMILYMEDS GROUP, INC. AND SUBSIDIARIES
Notes to (Unaudited) Condensed Consolidated Financial Statements

NOTE 1 - BUSINESS

1.	ASSET SALE, PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION, BUSINESS, DISCONTINUED OPERATIONS AND GOING CONCERN

Familymeds Group, Inc. (“Familymeds,” the “Company,” or “we” and other similar pronouns) is a pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc.  Familymeds Group, Inc. was formerly known as DrugMax, Inc. and on July 10, 2006, the Company amended its Articles of Incorporation to change its name from DrugMax, Inc. to Familymeds Group, Inc. As of June 30, 2007, we operated 11 Company-owned locations including 9 pharmacies, one health and beauty location and one non-pharmacy mail order center.  The Company also franchises 7 pharmacies.   The Company’s pharmacies are located in 4 states and operate under the Familymeds Pharmacy and Arrow Pharmacy & Nutrition Center brand names. The Company reports on a 52-53 week fiscal year.

Familymeds strategic plan had been to seek long term sustainable profits by increasing sales through organic growth, continued focus on same store sales growth and expansion of new pharmacies in clinic and Worksite settings. However, in light of the current competitive environment and the Company’s highly leveraged capital structure, the Board of Directors believed that the Company lacked the capital resources necessary in the long-term to compete effectively in its industry.  In an effort to maximize the value of the shareholders’ investment in the Company, the Board of Directors decided to examine certain financial and strategic alternatives to the Company remaining independent.

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

Therefore, effective April 1, 2007, the Company adopted the liquidation basis of accounting (“Liquidation Basis”) and the financial statements as of June 30, 2007 and for the period from April 1, 2007 to June 30, 2007 have been prepared on the liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimate costs associated with carrying out the plan of liquidation. Upon adoption of Liquidation Basis the Company recorded adjustments to convert from the going concern basis to the Liquidation Basis which resulted in a decrease in carrying value of $4.8 million which is included in the condensed consolidated statement of changes in net assets for the period from April 1, 2007 to June 30, 2007. The adjustment was comprised of the following (in 000’s):

Adjust balance of notes payable to Deerfield	$1,000
Write down intangible and other long lived assets to their net realizable value	2,455
Accrual of legal settlements/wind-up costs	1,315
Income tax provision	581
Net adjustment to adopt liquidation basis of accounting	$5,351

The condensed consolidated balance sheet as of December 30, 2006 and the condensed consolidated statements of operations for the three months ended March 31, 2007 and the three and six months ended June 30, 2006 have been prepared using the going concern basis of accounting on which the Company had previously reported its financial condition and its results of operations.

Asset Sale

On February 14, 2007, Familymeds Group, Inc. together with its wholly owned subsidiaries Familymeds, Inc. and Arrow Prescription Corp., entered into an Asset Purchase Agreement with Walgreen Co., an Illinois corporation, Walgreen Eastern Co., Inc., a New York corporation (together with Walgreen Co., “Walgreens”), pursuant to which the Company sold 54 of our locations and related assets to Walgreens (the “Asset Sale”). Of the 54 locations, 33 of the clinic and Worksite locations will remain open and continue to operate in place. In connection with the Asset Sale, which was consummated during the second quarter of 2007, the Company received proceeds of $58.5 million which included $14.9 million for the value of inventories and reimbursement for certain occupancy costs related to those locations. The gain on the Asset Sale was approximately $40.0 million and is included as a component of gain on liquidation of pharmacy assets in the condensed consolidated statement of changes in net assets for the period from April 1, 2007 to June 30, 2007. $3.0 million of the purchase price was placed into escrow and is presented as restricted cash in the accompanying condensed consolidated statement of net assets as of June 30, 2007. The restrictions on this cash balance will be released at the earlier of one year from the date of closing or the final distribution of assets to the Company’s shareholders or dissolution of Familymeds.

In addition to the asset sale, during the first quarter of 2007 the Company sold 11 other locations for proceeds $3.5 million, resulting in a gain of $3.1 million which is included as a component of gain on sale of pharmacy assets in the condensed consolidated statement of operations for the three months ended March 31, 2007.

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

There were no net revenues related to the discontinued operations for the three months ended June 30, 2007 and April 1, 2006, respectively.  The loss from discontinued operations was $0.0 million and $0.4 million for the three months ended March 31, 2007 and July 1, 2006, respectively.

NOTE 2 - PER SHARE INFORMATION

The computations of basic and diluted net loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities would include all-in-the money stock options and warrants.  All outstanding options and warrants to purchase shares of common stock were excluded from the March 31, 2007 computations of diluted net loss per common share because they were out of the money and inclusion of such shares would have been anti-dilutive had they have been in the money. Options and warrants to purchase 249,090 and 285,717 shares of common stock, respectively, were included in the July 1, 2006 computations of diluted net income per common share.

NOTE 3 - STOCK BASED COMPENSATION

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

Share Based Compensation Plans

As of June 30, 2007, we have two share-based compensation plans, which are described below.

The DrugMax, Inc. 1999 Incentive and Non-Statutory Stock Option Plan permits the granting of stock options to purchase shares of common stock up to a total of 600,000 shares. The exercise price per share of common stock covered by an option may not be less than the par value per share on the date of grant, and in the case of an incentive stock option, the exercise price may not be less than the market value per share on the date of grant. The terms of any option grants are established by the Board of Directors and / or compensation committee, subject to the requirements of the plan, but, generally, these options vest over a three year period at a rate of 33% each year. The Plan will expire on the earlier of the completion of the plan of liquidation or August 13, 2009. Options were issued to non-employee directors under this plan.

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

The DrugMax, Inc. 2003 Restricted Stock Plan permits the granting of shares of restricted common stock up to a total of 350,000 shares. The Board of Directors determines the price, if any, on the date of grant. The Plan will expire on the earlier of the completion of the plan of liquidation or August 27, 2013. Restricted shares are issued to non-employee directors under this plan.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The key assumptions for this valuation method include the expected term of the option, stock price, volatility, risk-free interest rate, dividend yield and exercise price. Many of these assumptions are judgmental and highly sensitive in the determination of compensation expense. Under the assumptions indicated below, there were no option grants during the three months ended June 30, 2007 and the weighted-average fair value for each option granted during the three months ended July 1, 2006 was $4.40. The table below indicates the key assumptions used in the option valuation calculations for options granted in the three months ended July 1, 2006 and a discussion of our methodology for developing each of the assumptions used in the valuation model:.

Three Months Ended July 1, 2006
Risk-free interest rate	4.94-4.97%
Expected life	3 years
Volatility	80%
Dividend yield	-%

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

The following table summarizes information about our stock option plan for the six months ended June 30, 2007.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual life	Weighted Average Fair Value
Balance, December 30, 2006	390,907	$11.61	8.1 years	$18.24
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	7,180	17.98		6.71

Options outstanding, June 30, 2007	383,727	$11.49	7.6 years	$18.46

Options exercisable, June 30, 2007	304,205	$11.79	7.9 years	$21.93

As of June 30, 2007, there was $0.0 million of total unrecognized compensation cost related to stock options. There was no cash received from stock option exercises for the three months and six months ended June 30, 2007. There were no income tax benefits from share based arrangements.

Share based compensation expense was $0.6 million and $0.7 million for the three and six months ended June 30, 2007, respectively, and was $0.2 million and $0.4 million for the three and six months ended July 1, 2006, respectively.

The following table summarizes information about restricted stock awards issued under the 2003 Restricted Stock Plan for the three months ended June 30, 2007:

	Shares	Weighted Average Grant-Date Fair Value

Non Vested Balance at December 30, 2006	42,825	$10.46
Granted	-	-
Vested	9,667	14.29

Non Vested Balance at June 30, 2007	33,158	$9.34

As of June 30, 2007, there was $0.0 million of total unrecognized compensation costs related to restricted stock awards. At June 30, 2007, an aggregate of 382,192 shares of common stock remained available for future grants under our stock plans, which cover restricted stock awards and stock options. We issue shares to satisfy stock option exercises and restricted stock awards.

NOTE 4 - INTANGIBLE ASSETS

The carrying value of intangible assets is as follows (in thousands):

	June 30, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Prescription files	$4,318	$(4,246)	$21,946	$(20,657)

The prescription files remaining as of June 30, 2007 are expected to be sold in connection with the plan of liquidation and the weighted average amortization period for these intangible assets is approximately 1 year. Amortization expense related to intangible assets was approximately $0.1 million and $0.5 million for the three months ended June 30, 2007 and July 1, 2006, respectively. Amortization expense related to intangible assets was approximately $0.3 million and $1.1 million for the six months ended June 30, 2007 and July 1, 2006, respectively.

NOTE 5 —DEBT

Debt consists of the following (amounts in thousands):

	June 30, 2007	December 30, 2006
Revolving credit facility	$-	$37,467
Promissory notes payable	121	76
Subordinated notes payable, net of discount of $2,247 at December 30, 2006	10,000	6,753
Total	$10,121	$44,296

Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65.0 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the prime index rate plus an applicable prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of June 30, 2007 and December 30, 2006 was 8.25% and 8.25%, respectively. As of June 30, 2007 and December 30, 2006, the interest rate, including applicable margin, used to calculate accrued interest was 8.5% and 8.5%, respectively. Interest is payable monthly.

The New Credit Facility included usual and customary events of default (subject to applicable grace periods) for facilities of this nature and provides that, upon the occurrence of an event of default, payment of all amounts payable under the New Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the New Credit Facility shall automatically become immediately due and payable, and the lenders’ commitments shall automatically terminate. The New Credit Facility does not include any financial covenants.

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

On May 11, 2007, in connection with the Asset Sale, the Company paid all amounts outstanding and terminated its $65 million Loan Agreement and in connection therewith repaid all outstanding amounts under the Loan Agreement along with a termination fee of $0.7 million. The termination fee is included as a component of interest expense in the accompanying condensed consolidated statement of changes in net assets.

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

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.17 million and $0.33 million, respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid by the Company at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate on this debt, the Company records the average quarterly interest expense and record a corresponding asset or liability for the difference not currently payable each quarter. As of June 30, 2007, the Company has classified this liability as current as it expects to retire this obligation within 12 months of the balance sheet date.

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

NOTE 6 - INCOME TAXES

The Company recorded income tax expense of $0.6 million for the period from April 1, 2007 to June 30, 2007. This was based on alternative minimum tax calculations that result in tax liability on the gain on the sale of the Company’s assets despite the net operating losses available to offset such income and is included as a component of the adjustment to convert to Liquidation Basis included in the accompanying condensed consolidated statement of changes in net assets. No income tax expense had been recorded during three months ended March 31, 2007 and the three and six months ended July 1, 2006 due to the significant net operating losses available to the Company to offset such net income. The Company had established a valuation allowance on all of its deferred tax assets due to the uncertainty of their realization.

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

NOTE 7- CONTINGENCIES

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

As of June 30, 2007 and December 30, 2006, the Company had not recorded any liabilities related to the Guarantee. However, should the Company be required to perform under the terms of the Guarantee, the Company would be required to pay all amounts owed under the PIDA Note, which as of June 30, 2007 was approximately $0.8 million. The Company believes it will not be required to perform under the terms of the Guarantee. Further any requirement to perform under the Guarantee would be mitigated by the indemnification by Becan and its principals. Additionally, management believes, the fair value of the Pennsylvania facility that could be realized upon the sale of the facility exceeds the amounts outstanding on the PIDA Note and the other loans related to the premises.

NOTE 8 – DEPARTURES OF PRINCIPAL OFFICERS AND DIRECTORS

In accordance with the plan of liquidation and dissolution, during the quarter several officers and directors either resigned or were involuntarily terminated. Severence payments in the amount of $2.0 million are included in the statement of changes in net assets as part of selling, general and administrative expenses.

 NOTE 9 – SUBSEQUENT EVENTS

Sale of Pharmacy Assets

On August 27, 2007, the Company completed a sale of certain assets to Pharmacy Management Group LLC, a Mississippi Limited Liability Company (“PMG”). Under the terms of the sale transaction, the Company sold to PMG the pharmacy assets of five Mississippi pharmacies and one Alabama pharmacy operating under the brand name Familymeds for total consideration of approximately $2.6 million. Of the total approximate $2.6 million purchase price, the Company received approximately $2.1 million in cash and approximately $0.5 million in a secured promissory note payable over 24 months with a balloon payment in the 24th month.

Payoff of Deerfield Notes

As previously disclosed, the Company previously entered into a Note and Warrant Purchase Agreement and certain other agreements, each effective as of June 23, 2006, with Deerfield Special Situations Fund, L.P. (“ Deerfield L.P.”) and Deerfield Special Situations Fund International, Limited (“ Deerfield International”), pursuant to which Deerfield L.P. and Deerfield International (collectively, “ Deerfield”) purchased two secured promissory notes in the aggregate principal amount of $10.0 million (collectively the “Notes”) and eight warrants to purchase an aggregate of 1.65 million shares of common stock (the “Warrants”), for an aggregate purchase price of $10.0 million (the “Deerfield Investment”). Also as previously disclosed: (a) as of March 31, 2007, the Company classified the Notes as current as it expected to retire the Notes within 12 months of such date in connection with its plan of complete liquidation; (b) the Notes may be prepaid by the Company at anytime without penalty and (c) with Deerfield’s agreement, the Company did not make the March 1, 2007 or June 1, 2007 principal payments on the Notes in anticipation of the early repayment of the Notes. In accordance with the forgoing, on July 24, 2007, the Company fully satisfied the Notes by paying to Deerfield $9.750 million in cash and delivered $250,000 into a secured, segregated cash collateral account, which funds will be released to Deerfield in 12 equal monthly amounts. Deerfield and the Company have terminated all agreements related to the Deerfield Investment and released each other from all obligations and claims related thereto.

Payment of Liquidating Distribution

Effective July 31, 2007, the Company filed a certificate of dissolution with the Nevada secretary of state. At that date the Company’s stock transfer books were closed, and shareholders of record on that date will be entitled to all liquidating distributions paid by the Company.

On August 10, 2007, an initial liquidating distribution was made to shareholders of record in the amount of $0.70 per share for a total of $4.8 million.

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

Since the approval of the Plan of Complete Liquidation and Dissolution by our shareholders on March 30, 2007, we have begun implementing the plan by attempting to sell our assets and satisfy our obligations. Among other things, on April 4, 2007, we began to the process of closing the Asset Sale to Walgreens. The Asset Sale to Walgreens will be completed on a staggered basis. The closing of the sale of all of the assets to Walgreens was completed by June 30, 2007. Through June 30, 2007, Walgreens has paid approximately $57.2 million in cash proceeds of which $3.0 million will be kept in escrow to satisfy our post-closing indemnification obligations, if any. The final $1.3 million due from Walgreens was received on July 20, 2007.

Pursuant to our Asset Purchase Agreement with Walgreens, dated February 14, 2007, we sold 54 of our locations and related assets to Walgreens. Of the 54 locations, 33 of the clinic and Worksite locations will remain open and continue to operate in place. As consideration for this sale, Walgreens assumed only certain of our liabilities, including certain automobile and real estate leases, and paid us approximately $58.5 million which included $14.9 million for and the value of inventories and reimbursement for certain occupancy costs related to those locations.

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

These factors, coupled with delays in the sales of the Company’s remaining assets, currently are expected to result in (a) delays in implementing the Plan of Complete Liquidation and Dissolution, including delays in the initial distributions to shareholders, which initial distributions management previously estimated would take place by the end of the second quarter of 2007 but which actually took place on August 10, 2007 at a rate of $0.70 per share (b) lower than previously-estimated amounts being distributed to shareholders in connection with the Plan of Complete Liquidation and Dissolution, unless the Company is successful in selling its remaining assets at a greater value or recovering greater value through the reduction of its estimated liabilities, of which there can be no assurances.

Management currently does not believe it can quantify the aggregate impact of these factors on the amount of the distribution to shareholders.

Additionally, we have begun to satisfy certain of our obligations and we have begun to reduce our credit facility with Wells Fargo from the proceeds received from the Asset Sale. On May 11, 2007, the Company terminated its $65 million Loan Agreement and in connection therewith repaid all outstanding amounts under the Loan Agreement along with a termination fee of $650,000.

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

General Description of the Business

Familymeds Group, Inc. (“Familymeds,” the “Company,” or “we” and other similar pronouns) is a pharmacy and drug distribution provider formed by the merger on November 12, 2004 of DrugMax, Inc. and Familymeds Group, Inc.  Familymeds Group, Inc. was formerly known as DrugMax, Inc. and on July 10, 2006, the Company amended its Articles of Incorporation to change its name from DrugMax, Inc. to Familymeds Group, Inc. We are incorporated in the state of Nevada and our corporate offices are located at 2 Bridgewater Road, Farmington, CT 06032, telephone (860) 676-1222. As of June 30, 2007, we operated 11 Company-owned locations including 9 pharmacies, one health and beauty location and one non-pharmacy mail order center.  The Company also franchises 7 pharmacies.  During the first six months of 2007, we have sold 64 pharmacy locations and we expect to sell 6 additional locations by the end of the third quarter of 2007 pursuant to signed asset purchase agreements  Our pharmacies are located in 4 states and operate under the Familymeds Pharmacy and Arrow Pharmacy & Nutrition Center brand names.

As of June 30, 2007 the Company had Net Assets in Liquidation of $7.9 milliion, and at December 30, 2006, the Company had a net shareholders’ deficit of $14.3 million. On a going concern basis, the Company had net losses of $0.6 million, $7.2 million, $54.9 million and $39.8 million for the three months ended March 31, 2007 and for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

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

Pharmacy Operations

As of June 30, 2007, we operated 11 Company owned locations including 9 pharmacies, one home health center and one health and beauty location, in 4 states under the Familymeds Pharmacy and Arrow Pharmacy & Nutrition Center brand names. We have pharmacies which are located at the point of care between physicians and patients, oftentimes inside medical office buildings or on a medical campus. The balance of our locations are usually nearby medical facilities though more retail accessible.

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

Worksite PharmacySM

We operated Worksite Pharmacies SM (pharmacies that service a single, defined population) for large employers who are seeking to control overall employee prescription drug benefit expenditures while maintaining high employee satisfaction through improved accessibility. Our Worksite Pharmacies SM offer prescription services exclusively to the employer’s covered population. We can deliver these services at or near the employer’s work site by opening, staffing and managing a pharmacy. Our initial results have proven that this strategy reduces healthcare costs for the employer. Our research has shown that many employers, especially large Fortune 500 companies are seeking more aggressive methods to control healthcare expenditures, especially the pharmacy component of benefits. We have identified key large employers, those with over 2,000 employees in a single location, to be target opportunities for this type of employer sponsored Worksite PharmacySM. We had a Worksite Pharmacy SM in the employee center of the Mohegan Sun Casino in Connecticut and Scotts Company LLC headquarters in Marysville, Ohio. Combined, these employers have more than 14,000 employees and dependents as potential patients.

On January 2, 2007, our third Worksite Pharmacy opened to provide exclusive service to Toyota team members, participating on-site suppliers and their dependants. Under the contract with Toyota, Familymeds operates a full service pharmacy at the site of Toyota's newly constructed plant in San Antonio. The plant employs approximately 2,000 Toyota personnel.

All 3 of our Worksite Pharmacies were sold as part of the Walgreens transaction in the second quarter of 2007.

Medical Supply

In February 2006, we reopened and began providing distribution services from our St. Rose, Louisiana facility which had previously been closed due to Hurricane Katrina. We reconfigured and replenished the warehouse to facilitate the direct distribution of pharmaceuticals to physicians, medical clinics and other health care providers. In October 2006, the operations known as Valley Medical Supply were relocated to the Company’s corporate location in Farmington, Connecticut and until recently did business as Familymeds Medical Supply.  This move reduced operating expenses.  Familymeds Medical Supply ceased doing business in the second quarter of 2007.

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

Medicare Part D

As of January 1, 2006, Medicare beneficiaries had the opportunity to receive subsidized prescription drug coverage through the Medicare Part D program. The new drug benefit is delivered by competing plans, and our pharmacies have contracted with each of the major providers to ensure our customers can continue purchasing their prescriptions from our pharmacies. While the new Medicare drug benefit is entirely voluntary, we believe a significant portion of the Medicare population will enjoy this new benefit. During the three months ended March 31, 2007 and July 1, 2006, net revenues from Medicare Part D prescriptions represented 20.8% and 19.8% of total prescription sales, respectively. The gross margin from this business is less than what the traditional prescription drug plans provide and the accounts receivable days outstanding is more than what the traditional prescription drug plans.

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

During the six months ended June 30, 2007, there were no activities relating to our discontinued operations. This compares with no net revenues related to the discontinued operations and loss from discontinued operations of $0.4 million and $0.2 million for the three and six months ended July 1, 2006.

Comparison of Operating Results for the three months ended March 31, 2007 and three and six months ended July 1, 2006.

The Company’s shareholders approved the Plan of Complete Liquidation and Dissolution on March 30, 2007, the last business day of the fiscal quarter ended March 31, 2007. Accordingly, effective March 31, 2007, the Company adopted the liquidation basis of accounting. The condensed consolidated statement of net assets as of June 30, 2007 has been prepared on the liquidation basis of accounting while the condensed consolidated balance sheet as of December 30, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and six months ended July 1, 2006 have been prepared on the going concern basis of accounting. No condensed consolidated statement of changes in net assets has been presented for the one day ended March 31, 2007 because such activity was not material.

We refer to prescription products as Rx products and to the remaining products, such as over-the-counter medications, home medical equipment and home health appliances, as non-Rx products. While non-Rx reflects a smaller percentage of our overall revenues, the gross margin for non-Rx products is higher. The Rx portion of the pharmacy business is dependent upon a number of third party payors that pay a portion or all of the Rx cost on behalf of the customers, “Third Party Customers.” Prescriptions generated by Third Party Customers represented approximately 93% and 94%, respectively of Rx revenues for the three months ended March 31, 2007 and July 1, 2006, respectively.

For financial statement presentation purposes, the Company has reported substantially all of the full-line wholesale drug distribution as discontinued operations.

 Net Revenues

Net revenue performance on a going-concern basis is detailed below:

	Three months Ended March 31, 2007	Three months Ended July 1, 2006	Six months Ended July 1, 2006
Net Rx and non-Rx revenues (in millions) (1)	$51.4	$56.5	$111.7
Familymeds Medical Supply	1.0	4.2	5.1
Total net revenues (in millions)	$52.4	$60.7	$116.8
Rx % of location net revenues	93.3%	93.7%	93.8%
Third party % of Rx net revenues	96.4%	93.7%	93.6%
Number of Company locations	64	79	79
Average location net revenue per location (in millions)	$0.8	$0.7	$1.4

(1) Net revenues are net of contractual allowances.

Net revenue performance on a liquidation basis is detailed below:

Three months Ended June 30, 2007
Net Rx and non-Rx revenues (in millions) (1)	$19.9
Familymeds Medical Supply	-
Total net revenues (in millions)	$19.9
Rx % of location net revenues	91.4%

Gross Margin

Gross margin was $2.7 million or 13.3% for the three months ended June 30, 2007. This compares to $11.8 million or 19.5% for the three months ended July 1, 2006. Gross margin was $12.4 million or 17.1% for the six months ended June 30, 2007. This compares to $22.8 million or 19.5% for the six months ended July 1, 2006.

Operating Expenses and Income

Operating expenses include selling, general and administrative (“SG&A”) expenses, depreciation and amortization expense. Net operating expenses were $12.0 million or 60.2% of net revenues for the three months ended June 30, 2007. This compared to $15.3 million or 22.3% of net revenues for the three months ended July 1, 2006. Net operating expenses were $24.5 million or 33.9% of net revenues for the six months ended June 30, 2007. This compared to $29.2 million or 25.0% of net revenues for the six months ended July 1, 2006.

Interest Expense

Interest expense was $2.6 million and $3.6 million for the three and six months ended June 30, 2007 versus $1.4 million and $2.8 million for the three and six months ended July 1, 2006. The increase was due to the write off of the Deerfield debt discount in the second quarter of 2007 partially offset by a decrease due to a lower outstanding debt balances.

Income Taxes

The Company recorded income tax expense of $0.6 million for the three months ended June 30, 2007. This was based on alternative minimum tax calculations that result in tax liability on the gain on the sale of the Company’s assets despite the net operating losses available to offset such income. The Company also recorded net income for the six months ended July 1, 2006. No income tax expense had been recorded during this period due to the significant net operating losses available to the Company to offset such net income. The Company has established a valuation allowance on all of its remaining deferred tax assets due to the uncertainty of their realization.

Net Loss

Net loss for the three and six months ended June 30, 2007 was $11.9 million and $12.5 million versus net income of $7.8 million and $3.8 million for the three and six months ended July 1, 2006, respectively.  Factors impacting these results are discussed above.

Gain on liquidation of pharmacy assets (liquidation basis)

The following table shows the computation of the gain on liquidation:

Three months Ended June 30, 2007
Total cash received or receivable	$58,451
Inventory purchased	(14,112)
Payment for reimbursement of rent, utilities etc.	(793)
Net book value of fixed and intangible assets sold	(3,518)
Net gain on liquidation of pharmacy assets	$40,028

Adjustment to liquidation basis

The adjustment to liquidation basis is made up of the following:

Three months Ended June 30, 2007
Impairment of fixed and intangible assets to net realizable value	$2,455
Settlement of Deerfield warrants	1,000
Accrual of legal settlements/wind-up costs	1,315
Income tax provision	581
Total adjustment to liquidation basis	$5,351

Inflation and Seasonality

Management believes that inflation had no material effect on the operations or our financial condition for the three months ended June 30, 2007 and July 1, 2006. Historically, our third quarter business has been affected by seasonality and has been lower than our other three fiscal quarters’ business due to the effect of reduced patient visits and doctor referrals during typical summer vacation months.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations and have met our capital requirements primarily through private issuances of equity securities, convertible notes, bank borrowings, trade creditors and cash generated from operations.  Our principal sources of liquidity as of June 30, 2007, consisted of cash and cash equivalents of approximately $23.1 million.

The Board of Directors approved the Asset Sale and the Plan of Complete Liquidation in part because we believe that our existing cash and amounts available under our senior credit facility and cash generated from operating activities may not be sufficient to meet our vendor terms and anticipated cash needs for the next 12 months.

Credit Facility

On October 12, 2005, the Company entered into a Loan and Security Agreement with Wells Fargo Retail Finance, LLC (“WFRF”), pursuant to which WFRF will provide the Company with a senior secured revolving credit facility up to $65.0 million (the “New Credit Facility”). On that same date the Company terminated its $65.0 million Amended and Restated Credit Agreement with General Electric Capital Corporation (“GECC”) and in connection therewith repaid all outstanding amounts due under the credit facility to GECC along with a $0.5 million termination fee. The $65.0 million of maximum availability under the New Credit Facility is reduced by a $7.0 million reserve. Available credit is based on eligible receivables, inventory and prescription files, as defined in and determined pursuant to the agreement, and may be subject to reserves as determined by the lender from time to time. Interest on the revolving line of credit is calculated at the prime index rate plus an applicable prime margin (as defined in the agreement), unless the Company or the lender chooses to convert the loan to a LIBOR-based loan. In each case, interest is adjusted quarterly. The applicable prime index margin as of June 30, 2007 and December 30, 2006 was 8.25% and 8.25%, respectively. As of June 30, 2007 and December 30, 2006, the interest rate, including applicable margin, used to calculate accrued interest was 8.5% and 8.5%, respectively. Interest is payable monthly.

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

On May 11, 2007, the Company terminated its $65 million Loan Agreement and in connection therewith repaid all outstanding amounts under the Loan Agreement along with a termination fee of $650,000.

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

Principal on each of the Notes is due and payable in successive quarterly installments each in the amount of $0.2 million and $0.3 million, respectively, beginning on September 1, 2006 and on each December 1, March 1, June 1 and September 1 thereafter and continuing until June 23, 2011, on which date all outstanding principal and accrued and unpaid interest is due. The Notes bear interest at a rate equal to 2.5% for the first year, 5.0% for the second year, 10.0% for the third year, 15.0% for the fourth year and 17.5% for the fifth year. The Notes may be prepaid by the Company at anytime without penalty. Interest expense has been estimated over the five year period to be approximately $1.8 million (excludes the effect of amortization of the debt discount of $2.5 million discussed below) and due to the increasing interest rate on this debt, the Company records the average quarterly interest expense and records a corresponding asset or liability for the difference not currently payable each quarter. As of June 30, 2007, the Company has classified this liability as current as it expects to retire this obligation within 12 months of the balance sheet date.

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

Operating, Investing and Financing Activities

 Cash Inflows and Outflows (going concern basis)

As reported on our condensed consolidated statements of cash flows, our change in cash and cash equivalents during the three months ended March 31, 2007 and the six months ended July 1, 2006 is summarized as follows:

Dollars in thousands	Three months Ended March 31, 2007	Six months Ended July 1, 2006
Net cash used in operating activities	$(867)	$(1,451)
Net cash provided by (used in) investing activities	4,983	(2,959)
Net cash provided by (used in) financing activities	(4,107)	767

Change in cash and cash equivalents	$9	$(3,643)

Details of our cash inflows and outflows are as follows during the three months ended March 31, 2007 and the six months ended July 1, 2006:

Operating Activities: During the three months ended March 31, 2007, we used $0.9 million in cash and cash equivalents in operating activities. This was comprised primarily of net loss of $0.6 million and a decrease in working capital of $1.8 million and is partially offset by non-cash charges totaling $2.1 million. For the six months ended July 1, 2006, we used $1.5 million in cash and cash equivalents in operating activities. This was comprised primarily of net income of $3.8 million and a decrease in working capital of $4.8 million offset by non-cash items of $10.1 million. Components of our significant non-cash adjustments for the three months ended March 31, 2007 and the six months ended July 1, 2006 are as follows:

Non-cash Adjustments	Three months ended March 31 2007 (amounts in thousands)	Six months ended July 1, 2006 (amounts in thousands)	Explanation of Non-cash Activity

Depreciation and amortization	$524	$1,727	Consists of depreciation of property and equipment as well as amortization of intangibles.

Non cash interest expense	126	848	Interest expense related to the Deerfield notes paid in common stock and ABDC principal payment shortfalls paid in common stock.

Gain on sale of pharmacy assets	(3,100)	-	Gain on the sale of pharmacy assets.

Gain on extinguishment of debt		(13,086)	We retired the outstanding ABDC notes amounting to $23 million and issued a $10 million note due to Deerfield

Other non-cash items, net	409	423	Other non-cash items include amortization of deferred financing fees, adjustments to our allowance for doubtful accounts and non-cash stock-based compensation.

Total non-cash adjustments to net income	$(2,041)	$(10,088)

Investing Activities: Cash provided by (used in) investing activities was $5.0 million for the three months ended March 31, 2007, and ($3.0) million for the six months ended July 1, 2006. Specific investing activity during those periods was as follows:

•	During the three months ended March 31, 2007, we invested approximately $0.1 million in fixed assets.

•	During the first three months of 2007, we received cash of approximately $5.1 million from the sale of our pharmacy locations.

Financing Activities: Net cash provided by (used in) financing activities was ($4.1) million during the three months ended March 31, 2007, and $0.8 million in the six months ended July 1, 2006. Specific financing activity during those periods was as follows:

•	During the three months ended March 31, 2007, we repaid $4.1 million of our revolving credit facility. This compares to $2.0 million in net proceeds in the six month period of 2006.

•
During the three months ended March 31, 2007, we did not make any scheduled debt repayments under our outstanding subordinated notes. This compares to $1.2 million for scheduled debt repayments in the six month period of 2006.

•
During the first three months of 2007, we also did not receive any proceeds from the issuance of common stock under our employee stock plans. This compares to $0.009 million for proceeds related to employee stock option exercises in the six month period of 2006.

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

The liquidation basis of accounting adopted March 31, 2007 is dependent on many assumptions and estimates as to the ultimate liquidation of the Company’s assets and liabilities.

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

Liquidation Basis of Accounting

The Company’s shareholders approved the Plan of Complete Liquidation and Dissolution on March 30, 2007, the last business day of the fiscal quarter ended June 30, 2007. Accordingly, effective March 31, 2007, the Company adopted the liquidation basis of accounting. The accompanying condensed consolidated statement of net assets as of June 30, 2007 has been prepared on the liquidation basis of accounting while the condensed consolidated balance sheet as of December 30, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and July 1, 2006 have been prepared on the going concern basis of accounting. No condensed consolidated statement of changes in net assets has been presented for the one day ended March 31, 2007 because such activity was not material.

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

Our impairment loss calculations contain uncertainty since we must use judgment to estimate future revenues, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and our consolidated revenues, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including, but not limited to, general economic conditions, the cost of real estate, the continued efforts of third party customers to reduce their prescription drug costs, regulatory changes the continued efforts of competitors to gain market share and consumer spending patterns. If these projections change in the future, we may be required to write-down our long-lived assets. Long-lived assets evaluated for impairment include property and equipment as well as intangible assets, which as of June 30, 2007 were approximately $0.4 million and $0.1 million, respectively and at December 30, 2006 were approximately $6.3 million and $1.3 million, respectively.

Trade Receivables

At June 30, 2007 and December 30, 2006, trade receivables reflected approximately $7.7 million and $19.7 million, respectively, of amounts due from various insurance companies, governmental agencies and individual customers. Of these amounts, there was approximately $3.7 million and $3.7 million reserved as of June 30, 2007 and December 30, 2006, respectively, for a balance of net trade receivables of $4.0 million and $16.0 million, respectively. We use historical experience, market trends and other analytical data to estimate our allowance for doubtful accounts. Based upon these factors, the reserve at June 30, 2007 is considered adequate. Although we believe that the reserve estimate is reasonable, actual results could differ from our estimate, and such differences could be material. If the estimate is too low, we may incur higher bad debt expenses in the future resulting in lower net income or higher net losses. If the estimate is too high, we may experience lower bad debt expense in the future resulting in higher net income or lower net losses.

Inventories

Inventories consist of pharmaceuticals and other retail merchandise owned by us. Inventories are stated at the lower of cost (first-in, first-out method for pharmaceutical inventory and retail method for retail merchandise inventory) or market. Physical inventory counts are taken on a regular basis in each location to ensure that the amounts reflected in the unaudited condensed consolidated financial statements are properly stated. We use historical data to estimate our inventory loss reserves and we have not made any material changes in the accounting methodology used to establish our inventory loss reserves during the past three years. If the estimate of inventory losses is too low we may incur higher cost of sales in the future resulting in lower net income or higher net losses. If the estimate of inventory losses incurred is too high, we may experience lower cost of sales in the future resulting in higher net income or lower net losses. Inventories as of June 30, 2007 and December 30, 2006 were approximately $2.3 million and $25.0 million, respectively, net of approximately $0.4 million and $2.6 million of inventory loss reserves, respectively.

Subsequent Events

Effective July 31, 2007, the Company filed a certificate of dissolution with the Nevada secretary of state. At that date the Company’s stock transfer books were closed, and shareholders of record on that date will be entitled to all liquidating distributions paid by the Company.

On August 10, 2007, an initial liquidating distribution was made to shareholders of record in the amount of $0.70 per share for a total of $4.8 million.

The Company continues to attempt to sell its remaining assets, including one retail pharmacy located in Connecticut, one long term care pharmacy located in Massachusetts, the internet business known as www.familymeds.com and two specialty retail nutrition/cosmetic stores, all of which the Company continues to operate. To date, the Company has been unable to secure a buyer for these remaining assets despite continuing efforts. The original forecasted value of these assets ranged from $1.5 million to $2.0 million in cash to the Company, plus the assumption by the buyers of those assets of certain lease liabilities relating thereto totaling approximately $1.3. Based on the difficulty it has encountered in selling these assets, the Company cannot predict when the assets will be sold and whether it will be able to sell those assets at the original estimated value or whether it will be able to secure a third party to assume such lease obligations. The Company intends to continue to market these assets to third parties but is also holding informal discussions with certain members of management that have indicated an interest in buying these assets and assuming such lease obligations.

The Company is also continuing to collect on its outstanding accounts receivable. The collection of these receivables has been slower than originally expected. Currently, based upon its difficulty in collecting on such receivables, the Company does not believe it will be able to collect all of such receivables. While it can make no assurances as to the exact amount of the total receivables the Company will need to write off, the Company currently estimates such write offs to approximate $500,000 greater than originally estimated, and has reflected this in the statement of net assets as of June 30, 2007.

Further, since announcing the Plan, certain vendors, landlords and outside parties have made claims against the Company for alleged liabilities totaling approximately $400,000, for which the Company had not previously reserved. The statement of net assets as of June 30, 2007 includes accruals for these claims.

All of the forgoing factors are expected to result in (a) delays in finalizing the Plan and (b) lower than previously-estimated amounts being distributed to shareholders in connection with the Plan, unless the Company is successful in selling its remaining assets at a greater value or recovering greater value through the reduction of its estimated liabilities, of which there can be no assurances. Management currently expects the total amount of the distributions to shareholders to be in the range of $1.75 to $1.85 per share.  As noted above, in August 2007 the Company made an initial distribution of $0.70 per share, leaving future distributions in the range of $1.05 to $1.15 per share. The Company expects to make another distribution to shareholders before the end of the fourth quarter of 2007, but the amount of such distribution has not yet been determined and depends significantly on the timing of the recovery of assets and the settlement and/or payment of liabilities.

The amount and timing of any distribution to shareholders in connection with the Plan is subject to various risks and uncertainties, including those contained in the Company’s Form 10-K, as amended, for the year ended December 30, 2006. This Form 8-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including with regard to the:

•	expected closing and timing of the closing of the Company’ anticipated asset sales and liquidation;
•	expected cash to be received from the asset sales and cash to be disbursed to settle its obligations and liabilities, both known and unknown; and
•	expected cash distributions to shareholders and the timing of those distributions.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Form 8-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to the Company:

•	the satisfaction of conditions to complete the asset sales, regulatory approvals and third party consents;
•	the amount of the costs, fees and expenses related to the asset sales, interim operations, and subsequent liquidation and dissolution of the Company;
•	the uncertainty of general business and economic conditions;
•	the amount to be recovered for inventories and other assets and the amount collected from accounts receivable and the amount paid to settle our obligations and liabilities;
•	the loss of key personnel; and
•	other risk factors as further described in the Company’s Form 10-K, as amended, for the year ended December 30, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2007, $0.0 million and $9.0 million were outstanding on our revolving credit facility and Deerfield Notes, respectively. These borrowings are at a variable rate of interest. Assuming total debt of $9.0 million was outstanding for a full year, a 1% change in interest rates would change our interest expense by $0.1 million annually.

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

Our personnel reductions during the second quarter of 2007 have affected the overall control environment. However, management does not believe that these personnel reductions have had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There has been no significant change in the status of the legal matters described in the Company’s fiscal 2006 Form 10-K, as amended.

Item 1A. RISK FACTORS.

There have been no material changes to the Risk Factors described in the Company’s fiscal 2009 Form 10-K, as amended.

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

_____________
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Familymeds Group, Inc.

Date: December 18, 2007	By:	/s/ Edgardo A. Mercadante
Edgardo A. Mercadante President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: December 18, 2007	By:	/s/ James E. Searson
James E. Searson Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)